Form 10-Q
period 1996-03-31
SPIEKER PROPERTIES L P
filed 1996-05-15
CIK 1002575

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       COMMISSION FILE NUMBER 33-98372-01


                            SPIEKER PROPERTIES, L.P.

             (Exact name of registrant as specified in its charter)


           MARYLAND                                             94-3188774

(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)


  2180 SAND HILL ROAD, MENLO PARK, CA                              94025
(Address of principal executive offices)                         (Zip code)


                                 (415) 854-5600

                                -----------------

              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   .   No     .
    ------       ----

                            SPIEKER PROPERTIES, L.P.

              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1996

                                TABLE OF CONTENTS



                                                                                                  Page
                                                                                                  ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements .......................................................................3


        Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995 .....................4
        Consolidated Statements of Operations for the Three Months Ended March 31, 1996
           and March 31, 1995.......................................................................6
        Consolidated Statement of Partners' Capital for the Three Months Ended March 31, 1996 ......7
        Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1996
           and March 31, 1995.......................................................................8
        Notes to Consolidated Financial Statements .................................................9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..... 14

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ..........................................................18
Signatures.........................................................................................19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


Attached are the following financial statements of Spieker Properties, L.P. (the Operating Partnership):

(i)   consolidated balance sheets as of March 31, 1996 and December 31, 1995,

(ii) consolidated statements of operations for the three months ended March 31, 1996 and March 31, 1995,

(iii) consolidated statement of partners' capital for the three months ended March 31, 1996,

(iv) consolidated statements of cash flows for the three months ended March 31, 1996 and March 31, 1995, and

(v)   notes to consolidated financial statements.


The financial statements referred to above should be read in conjunction with the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

                            SPIEKER PROPERTIES, L.P.


                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
                             (dollars in thousands)

                                     ASSETS


                                                             March 31, 1996     December 31, 1995
                                                             --------------     -----------------
                                                               (unaudited)

INVESTMENTS IN REAL ESTATE:
  Land, land improvements and leasehold interests              $   318,638         $   303,157
  Buildings and improvements                                       797,486             756,734
  Construction in progress                                          49,933              38,980
                                                               -----------         -----------
                                                                 1,166,057           1,098,871
  Less - Accumulated depreciation                                 (126,194)           (124,612)
                                                               -----------         -----------
                                                                 1,039,863             974,259
  Investments in mortgages                                          14,333                  --
                                                               -----------         -----------
          Net investments in real estate                         1,054,196             974,259


CASH AND CASH EQUIVALENTS                                           16,833               7,573


ACCOUNTS RECEIVABLE                                                  3,588               3,351


DEFERRED RENT RECEIVABLE                                             4,768               4,698


RECEIVABLE FROM RELATED PARTY                                          270                 386


DEFERRED FINANCING AND LEASING COSTS, net of
  accumulated amortization of $9,107 and $9,586 as
  of March 31, 1996 and December 31, 1995, respectively             15,055              13,485


FURNITURE, FIXTURES AND EQUIPMENT, net                               1,769               1,678


PREPAID EXPENSES AND OTHER ASSETS                                    4,375               6,067
                                                               -----------         -----------

                                                               $ 1,100,854         $ 1,011,497
                                                               ===========         ===========



        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.


                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
                             (dollars in thousands)

                        LIABILITIES AND PARTNERS' CAPITAL

                                                                            March 31, 1996    December 31, 1995
                                                                            --------------    -----------------
                                                                             (unaudited)

DEBT:
   Unsecured notes                                                           $   360,000         $   260,000
   Unsecured line of credit                                                        4,000             117,700
   Mortgage loans                                                                 61,696             112,702
                                                                             -----------         -----------

                                                                                 425,696             490,402
                                                                             -----------         -----------

ASSESSMENT BONDS PAYABLE                                                          12,489              12,140

ACCOUNTS PAYABLE                                                                   3,223               3,804

ACCRUED REAL ESTATE TAXES                                                          3,922                 506

ACCRUED INTEREST                                                                   7,255               2,510

UNEARNED RENTAL INCOME                                                             4,939               6,972

PARTNER DISTRIBUTIONS PAYABLE                                                     18,638              15,588

OTHER ACCRUED EXPENSES AND LIABILITIES                                            11,995              12,202
                                                                             -----------         -----------
      Total liabilities                                                          488,157             544,124
                                                                             -----------         -----------

MINORITY INTERESTS                                                                (1,227)             (1,203)
                                                                             -----------         -----------

COMMITMENTS AND CONTINGENCIES                                                         --                  --

PARTNERS' CAPITAL:
   General Partners, including a liquidation preference of $131,250              566,303             419,847
   Limited Partners                                                               47,621              48,729
                                                                             -----------         -----------
      Total Partners' Capital                                                    613,924             468,576
                                                                             -----------         -----------
                                                                             $ 1,100,854         $ 1,011,497
                                                                             ===========         ===========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996, AND 1995
                (dollars in thousands, except per share amounts)
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                      ------------------
                                                                           March 31
                                                                           --------
                                                                     1996            1995
                                                                    -------        -------

REVENUE
   Rental income                                                    $44,345        $34,672
   Interest and other income                                            823            609
                                                                    -------        -------
                                                                     45,168         35,281
                                                                    -------        -------
OPERATING EXPENSES:
   Rental expenses                                                    7,236          5,496
   Real estate taxes                                                  3,446          2,845
   Interest expense, including amortization of finance costs          8,837         12,969
   Depreciation and amortization                                      8,538          7,379
   General and administrative and other expenses                      2,282          2,152
                                                                    -------        -------
                                                                     30,339         30,841
                                                                    -------        -------
   Income from operations before minority interests and
      extraordinary items                                            14,829          4,440
                                                                    -------        -------
MINORITY INTERESTS' SHARE IN NET LOSS                                     3              5
                                                                    -------        -------
      Net income before extraordinary items                          14,832          4,445
EXTRAORDINARY ITEMS                                                     150             --
                                                                    -------        -------
      Net income                                                    $14,982        $ 4,445
                                                                    =======        =======
      General Partner                                                12,893          3,480
      Limited Partner                                                 2,089            965
                                                                    -------        -------
       Totals                                                       $14,982        $ 4,445
                                                                    =======        =======
   Net income per Operating Partnership unit:
     Income before extraordinary items                              $   .38        $   .16
     Extraordinary items                                                 --             --
                                                                    -------        -------
       Net income                                                   $   .38        $   .16
                                                                    =======        =======
   Distributions per Operating Partnership Unit:
     General Partners                                               $   .56        $   .42
                                                                    =======        =======
     Limited Partners                                               $   .43        $   .42
                                                                    =======        =======


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.


                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 1996, AND 1995
                      (dollars in thousands, except shares)
                                   (UNAUDITED)

                                                   General         Limited
                                                   Partner         Partner          General          Limited
                                                    Units           Units           Partner          Partner           Total
                                                    -----           -----           -------          -------           -----

BALANCE AT DECEMBER 31, 1995                     30,475,232       6,565,356       $  419,847       $   48,729       $  468,576
  Contribution-Proceeds from
   sale of Common Stock                           5,022,500              --          121,369               --          121,369
  Contribution-Proceeds from
   sale of Class C Common Stock                   1,176,470              --           29,963               --           29,963
  Conversion of limited partners' interests          15,537         (15,537)             386             (386)              --
  Non-cash compensation merit fund                       --              --               25                5               30
  Restricted stock grant                              8,000              --               --               --               --
  Exercise of stock options                           3,250              --               56               --               56
  Amortization of deferred
   compensation                                          --              --               97               --               97
  Partner Distributions                                  --              --          (18,333)          (2,816)         (21,149)
  Net income                                             --              --           12,893            2,089           14,982
                                                 ----------      ----------       ----------       ----------       ----------

BALANCE AT MARCH 31, 1996                        36,700,989       6,549,819       $  566,303       $   47,621       $  613,924
                                                 ==========      ==========       ==========       ==========       ==========



        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996, AND 1995
                             (dollars in thousands)
                                   (UNAUDITED)


                                                                                     Three Months Ended
                                                                                     ------------------
                                                                                          March 31
                                                                                          --------
                                                                                    1996            1995
                                                                                  ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                                              $  14,982       $   4,445
   Adjustments to reconcile net income (loss) to net cash provided by (used)
     for operating activities-
   Depreciation and amortization                                                      8,538           7,379
   Amortization of prepaid interest and deferred financing costs                        377           2,519
   Non-cash compensation                                                                127              83
   Minority interests' share of net loss                                                 (3)             (5)
   Extraordinary items                                                                 (150)             --
   Increase in deferred rent receivable                                                 (70)           (185)
   (Increase) decrease in accounts receivable and other assets                         (237)             82
   Decrease in receivables from related parties                                         116             568
   Additions to leasing costs                                                        (1,532)           (966)
   Decrease in prepaid expenses and other assets                                      1,318             333
   Increase in accounts payable and accrued expenses and liabilities                   (581)            157
   Increase in accrued real estate taxes                                              3,416           2,490
   Increase in accrued interest                                                       4,745             234
   (Decrease) increase in other accrued expenses and liabilities                       (207)            302
   (Decrease) increase in unearned rental income                                     (2,033)            691
   Decrease in payable to related party                                                  --          (1,186)
                                                                                  ---------       ---------
     Net cash provided by operating activities                                       28,806          16,941
                                                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to properties                                                          (72,896)        (53,089)
   Additions to investment in mortgages                                             (14,333)             --
                                                                                  ---------       ---------
     Net cash used for investing activities                                         (87,229)        (53,089)
                                                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                               100,000          56,492
   Payments on debt                                                                (164,556)         (1,007)
   Payments of deferred financing fees                                               (1,029)             --
   Payment of distributions                                                         (18,120)        (11,027)
   Capital contributions - stock offerings                                          151,332              --
   Capital contributions - stock options exercised                                       56              --
                                                                                  ---------       ---------
     Net cash provided by financing activities                                       67,683          44,458
                                                                                  ---------       ---------
     Net increase (decrease) in cash and cash equivalents                             9,260           8,310
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      7,573           9,663
                                                                                  ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  16,833       $  17,973
                                                                                  =========       =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest                                                                4,294          10,229

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Debt assumed in relation to property acquisitions                                        --          13,452
Increase to land and assessment bonds payable                                           349              --
Minority interest capital recorded in relation to property acquisitions                  --          10,258
Write-off of fully depreciated property                                               6,059           1,192
Write-off of fully amortized deferred financing and leasing costs                     1,388             539
Conversion of operating partnership units to Common Stock with resulting
   reduction in minority interest and increase in additional paid-in-capital            386             343



        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)

                             MARCH 31, 1996 AND 1995


1.   ORGANIZATION AND BASIS OF PRESENTATION:

     Spieker Properties, L.P.

     Spieker Properties, L.P. (the "Operating Partnership") was formed on November 10, 1993 and commenced operations on November 19, 1993 when Spieker Properties, Inc. ("the Company") completed an initial public offering ("IPO") and issued 20,400,000 Shares of Common Stock at $20.50 per share, or $418,200. Net proceeds of $386,800 were used to purchase an approximate 77.6 percent general partnership interest in the Operating Partnership. In addition, the individual partners in Spieker Partners transferred their interests in certain properties to the Operating Partnership in exchange for an approximate 22.4 percent limited partnership interest in the Operating Partnership.

     The transaction was accounted for as a business combination using the purchase method for the acquisition of the separate properties and the interest of the unaffiliated limited partners. The predecessor cost basis was maintained to the extent of the 22.4 percent interest in those properties received from the former partners of Spieker Partners.

     The Operating Partnership is primarily engaged in the ownership, operation, management, leasing, acquisition, expansion and development of industrial, suburban office, and retail income-producing properties. As of March 31, 1996, the Operating Partnership owned (i) 100 percent of 119 properties,
     (ii) an effective 100 percent general partner interest in Spieker Washington Interest Partners ("SWIP"), a California general partnership, which owns 100 percent of 13 properties, (iii) a 90 percent interest in one property, (iv) a 93 percent interest with SWIP in one property, and (v) 95 percent of the Series A Preferred Stock of Spieker Northwest, Inc., which provides fee management and other services for properties not owned by the Operating Partnership. The Operating Partnership's 134 stabilized properties, aggregating approximately 18.0 million leasable square feet, are comprised of 74 industrial properties, 44 office properties, and 16 retail properties. All of the properties are located in California and the Pacific Northwest.

     As a result of a number of stock offerings and contribution of capital to the Operating Partnership by the Company, the Company owns approximately
     84.9 percent general partner interest in the Operating Partnership as of March 31, 1996.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Consolidation

     The consolidated financial statements include the consolidated financial position of the Operating Partnership and SWIP as of March 31, 1996 and December 31, 1995 and its consolidated results of operations and cash flows for the three months ended March 31, 1996 and 1995. The Operating Partnership's investment in Spieker Northwest, Inc. is accounted for under the equity method. The carrying value of Spieker Northwest, Inc. of $53 at March 31, 1996 and December 31, 1995 is included in prepaid expenses and other assets. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     Properties

     Properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the properties. The estimated lives are as follows:

     Land improvements and leasehold interests         18 to 40 years
     Buildings and improvements                        10 to 40 years
     Tenant improvements                               Term of the related lease

     Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Operating Partnership on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) during the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of March 31, 1996 and December 31, 1995, none of the carrying values of the properties exceeded their estimated fair values. As of March 31, 1996 and December 31, 1995, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

     Construction in Progress

     Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes, insurance, and other holding costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress.

     Investment in Mortgages

     The Operating Partnership has invested in mortgages purchased at a discount. In January 1996, the Operating Partnership acquired two mortgage loans for $14,333. The mortgages are secured by real estate, have an aggregate face value of $21,000, require monthly principal and interest payments of $163, and mature in December 1999.

     The Operating Partnership assesses possible impairment of these loans on a quarterly basis. At March 31, 1996, the value of the underlying real estate was in excess of the carrying value of the mortgage loans.

     Cash and Cash Equivalents

     Highly liquid investments with an original maturity of three months or less when purchased are classified as cash equivalents.

     Ground Leases

     The land on which three of the Operating Partnership's properties are located is owned by Stanford University and is subject to ground leases. The ground leases expire in 2039 or 2040, and unless the leases are extended, the use of the land, together with all improvements, will revert back to Stanford University. The former owners of the three properties prepaid the ground leases through 2011, 2012 and 2017; thereafter, the Operating Partnership will be responsible for the ground lease payments, as defined under the terms of the leases. These ground lease payments have been segregated from the total purchase price of the properties, capitalized as leasehold interests in the accompanying consolidated balance sheet, and are being amortized ratably over the terms of the related original prepayment periods (18 to 24 years).

     Deferred Financing and Leasing Costs

     Costs incurred in connection with financing or leasing are capitalized and amortized on a straight-line basis over the term of the related loan or lease for periods ranging from 2 to 25 years. Unamortized leasing costs are charged to expense upon the early termination of the lease.

     Fair Value of Financial Investments

     Based on the borrowing rates currently available to the Operating Partnership, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit and overnight repurchase agreements with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

     Minority Interest

     Minority interest in the Operating Partnership represents a 10 percent interest in one property and a 7.5 percent interest in a second property held by outside interests.

     Revenues

     All leases are classified as operating leases. Rental income is recognized on the straight-line basis over the terms of the leases. Deferred rent receivable represents the excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions.

     Extraordinary Items

     Extraordinary items for the three months ended March 31, 1996, represent a gain on the early extinguishment of debt. See Note 9 - Extraordinary Item.

     Net Income Per Unit

     Per unit amounts for the Operating Partnership are computed using the weighted average units outstanding during the period. The weighted average general partner units and limited partner units outstanding for the three months ended March 31, 1996 and 1995 are as follow:

                                             General Partner Units       Limited Partner Units
                                             ---------------------       ---------------------
     Three Months Ended:
         March 31, 1996                            32,555,597                  6,549,819
         March 31, 1995                            21,641,326                  6,018,945

     Reclassifications

     Certain items in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   RELATED PARTY TRANSACTIONS

     Receivable From Related Party

     The receivable from related party at March 31, 1996 and December 31, 1995 represents management fees and reimbursements from Spieker Partners related entities.

4.   DEBT

     Unsecured Notes

     The Operating Partnership has issued unsecured investment grade notes in four tranches totaling $360,000 in principal with varying interest rates from 6.65% to 6.95% payable semi-annually. The notes are due on various dates from 2000 to 2004.

     On January 19, 1996, the Operating Partnership sold $100,000 of unsecured investment grade notes bearing interest at 6.90% and due January 15, 2004. Interest is payable semiannually. Net proceeds were used to repay borrowings on the unsecured line of credit.

     Unsecured Line of Credit

     The maximum amount available under the unsecured line of credit facility is $150,000. The facility carries interest at LIBOR plus 1.5% and matures in November 1997. The facility also includes a fee on average unused funds which varies between 0.125% and 0.20% based on the average outstanding balance. As of March 31, 1996 the amount drawn on the facility was $4,000.

     Mortgage Loans

     Mortgage loans of $61,696 as of March 31, 1996 are secured by a first or second deed of trust on related properties. The mortgage loans carry interest rates ranging from 7.5% to 13.75%, require monthly principal and interest payments, and mature from 1996 to 2012.

5.   PARTNER DISTRIBUTIONS PAYABLE

     The dividends and distributions payable at March 31, 1996 and December 31, 1995 represent amounts payable to the partners for the quarters then ended.

6.   PARTNERS' CAPITAL

     Equity Offerings

     On February 28, 1996, the Company concurrently sold 4,887,500 shares of Common Stock, through an underwritten public offering and directly placed 1,176,470 shares of Class C Common Stock and 135,000 shares of Common Stock with a limited number of institutional investors at $25.50 per share. Net proceeds of $151,332 were contributed to the Operating Partnership and were used primarily to repay floating rate debt.

     In December 1995, the Company sold 4,250,000 shares of Series B Preferred Stock at $25.00 per share and concurrently sold $260,000 of unsecured investment grade rated notes through underwritten public offerings (collectively referred to as the "December 1995 Offerings"). Net proceeds of $360,242 were contributed to the Operating Partnership and were used to prepay cross-collateralized mortgage obligations outstanding and certain fees to Prudential Insurance Company (the "Prudential Debt").

     On May 11, 1995, the Company sold 5,750,000 shares of Common Stock for $19.75 per share through an underwritten public offering. Concurrently, the Company sold 506,329 shares of Common Stock at $19.75 per share and 2,000,000 shares of Class B Common Stock at $25.00 per share to a limited number of institutional investors (collectively referred to as the "Concurrent Offerings"). Net proceeds from the underwritten public offering and the Concurrent Offerings totaling $167,119 were contributed to the Operating Partnership and were used to repay indebtedness incurred by the Operating Partnership to fund acquisition and development activities.

7.   EMPLOYEE STOCK INCENTIVE POOL

      At the time of the Company's initial public offering, the Senior Officers of the Company reserved a portion of their limited partnership interests in the Operating Partnership for awards and conversion into Common Stock to existing employees at that time. The aggregate amount of interests reserved for the Employee Stock Incentive Pool is equivalent to 69,990 shares of Common Stock. The participants in the Pool were granted 25% of their respective allocations on January 1, 1994, January 1, 1995, and January 1, 1996 resulting in a total of 75% of stock awards having been granted. The remainder of the employees' allocations will be granted in two equal awards on January 1, 1997, provided that the employee has not previously terminated employment.

      The initial deferred compensation of $1,320 pertaining to the 69,990 units was recorded on the books of the Company, and is being amortized annually based on the vesting period. The initial value was calculated by converting the 69,990 partnership units into shares of Common
      Stock and multiplying by the Company's Common Stock price on the date of the grant.

      For the year ended December 31, 1995, non-cash compensation expense arising from the conversion of 15,537 shares of common stock equivalents was $97, and deferred compensation was $755.

8.   ACQUISITIONS

     The Operating Partnership acquired the following properties during the quarter ended March 31, 1996:

                                                                                 Total Rentable
     Project Name                             Location         Property Type(1)   Square Feet    Date Acquired    Initial Cost
     --------------------------------------   ---------------  ----------------   -----------    -------------    ------------
     Bayside Corporate Center                 Foster City, CA         O               84,925         Jan '96        $  10,035
     Benecia Industrial                       Benecia, CA             I            1,822,788         Jan '96        $  41,060
     Marine Drive Distribution Center II(2)   Portland, OR            I              106,000         Mar '96        $     622
     Everett Industrial                       Everett, WA             I              150,154         Mar '96        $   7,421

     (1)   "O" indicates office property; "I" indicates industrial property.

     (2)   Purchase of land to be developed.

     Additionally, the Company acquired two mortgages secured by two office properties in San Jose, California for $14,333.

9.   EXTRAORDINARY ITEM

     On February 14, 1996, the Operating Partnership recognized an extraordinary gain on the early extinguishment of certain debt. A secured mortgage with $7,455 in remaining principal was retired at a discount for $7,305.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     The following comparison is of the Operating Partnership's consolidated operations for the three months ended March 31, 1996 as compared to the Operating Partnership's consolidated operations for the three months ended March 31, 1995.

     Rental revenues for the first quarter of 1996 increased by $9.6 million or 28% to $44.3 million, as compared with $34.7 million for the quarter ended March 31, 1995. Of this increase, $6.3 million was generated by properties acquired during 1995 (the "1995 Acquisitions"). During 1995, the Operating Partnership spent approximately $164.8 million to acquire properties totaling 2.3 million square feet. Of the increase in rental revenues, $1.1 million was generated by developments begun during 1995 and completed during 1996 (the "1995 Developments"). During the quarter ended March 31, 1996, three projects representing a total projected cost of $42.5 million and totaling 0.6 million square feet have been completed and added to the Operating Partnership's portfolio of stabilized properties. In addition, $1.1 million of the increase in rental revenue was generated by properties acquired during the quarter ended March 31, 1996. During the first quarter of 1996, the Operating Partnership spent $58.5 million to acquire properties totaling 2.1 million square feet (the "1996 Acquisitions"). The remaining $1.1 million of the increase in rental revenues is attributable to revenue increases in the properties owned at January 1, 1995 (the "Core Portfolio"). The revenue increase in the Core Portfolio is due to increases in occupancy in certain properties, contractual rent increases and increased rental rates realized on the renewal and re-leasing of second generation space.

     As a result of the 1995 Acquisitions, 1996 Acquisitions, and 1995 Developments, the Operating Partnership's rentable square footage increased by 3.0 million square feet or 21% to 18.0 million square feet on March 31, 1996 from 15.0 million on March 31, 1995. At March 31, 1996 the portfolio was 96.5% leased. By property type, the office portfolio was 95.1% leased, the industrial portfolio was 97.7% leased and the retail portfolio was 92.8% leased.

     Interest and other income increased by $0.2 million or 35% for the three months ended March 31, 1996, as compared with the same period in 1995. The net increase in interest and other income is due to a $0.3 million increase in interest income related to the Operating Partnership's $14.3 million investment to acquire two mortgages secured by two office properties in San Jose, California at approximately 68% of face value, which was partially offset by a $0.1 million decrease in management fee income. The decrease in management fee income is attributable to the Operating Partnership's acquisition of certain properties previously managed by the Operating Partnership.

     Rental expenses increased by $1.7 million or 32% for the three months ended March 31, 1996, as compared with the same period in 1995. Real estate taxes increased by $0.6 million or 21% for the three months ended March 31, 1996, as compared with the same period in 1995. The overall increase in rental expenses and real estate taxes (collectively referred to as "operating expenses") is primarily a result of the growth in the total square footage of the Operating Partnership's portfolio of properties. On a percentage basis, operating expenses were 24% of rental revenues for both the first quarter of 1996 and the first quarter of 1995. The total increase in operating expenses is due to a $1.9 million increase attributable to the 1995 Acquisitions, a $0.3 million increase attributable to the 1995 developments, a $0.2 million increase attributable to the 1996 Acquisitions, and a $0.1 million decrease attributable to the Core Portfolio.

     Interest expense decreased by $4.1 million or 32% to $8.8 million for the three months ended March 31, 1996 from $13.0 million for the same period in 1995. The decrease in interest expense is due to both a reduction in total debt outstanding from $571.4 million as of March 31, 1995 to $425.7 million as of March 31, 1996, and to the elimination of the amortization of debt discount as part of the December 1995 refinancing of $347 million of secured mortgage debt (the "Prudential Debt"). The Prudential Debt was prepaid with the net proceeds from the concurrent underwritten public offering of $260.0 million of investment grade rated unsecured notes and
     4.25 million shares of Series B Preferred Stock. The prepayment of the Prudential Debt resulted in the write-off of approximately $28.1 million in debt discount which was previously being amortized over the remaining term of the loans and recorded as interest expense.

     General and administrative expenses and other expenses increased by $0.1 million for the three months ended March 31, 1996, as compared with the same period in 1995, primarily as a result of employee growth.

     Net income before minority interest increased by $10.4 million or 234% to $14.8 million for the three months ended March 31, 1996 from $4.4 million for the same period in 1995. The increase in net income is principally due
     (i) to income from the 1995 and 1996 Acquisitions, the 1995 Developments and the increased property operating income (rental revenue less operating expenses) generated by the Core Portfolio as a result of increased occupancy in certain properties, contractual rent increases and increased rental rates realized on the renewal and re-leasing of second generation space and (ii) the decrease in interest expense.

     LIQUIDITY AND CAPITAL RESOURCES

     For the three month period ended March 31, 1996, cash provided by operating activities increased by $11.9 million or 70% to $28.8 million, as compared to $16.9 million for the same period in 1995. The increase is primarily due to the increase in net income resulting from the 1995 and 1996 Acquisitions, 1995 Developments, increased property operating income generated by the Core Portfolio and a decrease in interest expense. Cash used for investing activities increased by $34.1 million or 64% to $87.2 million for the first three months of 1996, as compared to $53.1 million for the same period in 1995. The increase is attributable to the Operating Partnership's ongoing acquisition and development of suburban office, industrial and retail properties. Cash provided by financing activities increased by $23.2 million or 52% to $67.7 million for the first three months of 1996, as compared to $44.5 million for the same period in 1995. During the first three months of 1996, cash provided by financing activities consisted, primarily, of $151.3 million in net proceeds from the sale of Common Stock and Class C Common Stock, $100.0 million from the issuance of unsecured investment grade notes and the payment of $164.6 million on a combination of the line of credit and mortgage loans. Additionally, payments of distributions increased by $7.1 million to $18.1 million for the first three months of 1996, as compared with $11.0 million for the same period in 1995. The increase is due to the greater number of shares outstanding and a 2.4% increase in the distribution rate.

     The principal sources of funding for acquisitions, development, expansion and renovation of the properties are an unsecured line of credit, construction and permanent secured debt financings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, and cash flow provided by operations. The Operating Partnership believes that its liquidity and capital resources are adequate to continue to meet liquidity requirements for the foreseeable future.

     At March 31, 1996, the Operating Partnership had no mutual commitments for capital expenditures related to the renewal or re-leasing of space. The Operating Partnership believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with renewal or re-leasing of space.

     On November 6, 1995, the Operating Partnership converted its secured line of credit to a $150.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus 1.5%. The Facility matures in November 1997 and the Operating Partnership has an option to extend the Facility for one year upon payment of a fee equal to 0.12% of the total Facility. The Facility also includes a fee on average unused funds, which varies between 0.125% and 0.20% based on the average outstanding balance. At March 31, 1996, the Operating Partnership had $4.0 million outstanding under the Facility.

     In December 1995, the Company and Operating Partnership issued in a public offering $260.0 million of unsecured investment grade rated debt (the "Unsecured Notes") and $106.3 million of Series B Preferred Stock (the offering of the Unsecured Notes and the offering of the Series B Preferred Stock are collectively referred to as the "December Offerings"). The Unsecured Notes were issued in three tranches as follows: $100.0 million of 6.65% notes due December 15, 2000 priced to yield 6.683%, $50.0 million of 6.80% notes due December 15, 2001 priced to yield 6.823%, and $110.0 million of 6.95% notes due December 15, 2002 priced at par. The Series B Preferred Stock was issued at $25.00 per share and a dividend yield of 9.45%.

     The proceeds from the December Offerings of $360.2 million were used to prepay a cross-collateralized mortgage obligation outstanding to Prudential Insurance Company. The amount paid to Prudential Insurance Company included the repayment of principal, interest due through December 10, 1995, and a negotiated prepayment penalty of $11.8 million. The prepayment resulted in the unencumbrance of 55 of the Operating Partnership's properties.

     On January 19, 1996 the Operating Partnership issued $100.0 million of investment grade rated unsecured notes. The notes carry an interest rate of 6.90%, were priced to yield 6.97%, and mature on January 15, 2004. Net proceeds of $99.0 million were used to repay borrowings on the unsecured line of credit. As a result of the December 1995 and January 1996 offerings of unsecured notes, as of March 31, 1996, the Operating Partnership had $360.0 million outstanding of investment grade rated unsecured notes in four tranches that mature from 2000 to 2004.

     In addition to the Unsecured Notes and the Facility, the Operating Partnership has $61.7 million of secured indebtedness (the "Mortgages") at March 31, 1996. The Mortgages have interest rates varying from 7.5% to 13.75% and maturity dates from 1996 to 2012. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Operating Partnership also has $12.5 million of assessment bonds outstanding as of March 31, 1996.

     On February 28, 1996, the Company concurrently sold 4,887,500 shares of Common Stock (including 637,500 shares sold pursuant to the underwriters' exercise of their over-allotment option), through an underwritten public offering and directly placed 1,176,470 shares of Class C Common Stock and 135,000 shares of Common Stock with a limited number of institutional investors at $25.50 per share. The net proceeds of $151.3 million were used primarily to repay floating rate debt.

     In January 1996, the Company and the Operating Partnership filed a shelf registration statement (the "January 1996 Shelf Registration Statement") with the Securities and Exchange Commission to register 1,407,005 shares of Common Stock issuable by the Company upon conversion of shares of Series A Preferred Stock and upon conversion of partnership units in the Operating Partnership by certain holders thereof. The Operating Partnership will receive no proceeds from the sale of Common Stock under the January 1996 Shelf Registration Statement.

     After the completion of its February 28, 1996 equity offering, the Company has capacity pursuant to its October 1995 Shelf Registration Statement to issue up to $140.0 million in debt securities (such securities would be offered by the Operating Partnership) and approximately $142.0 million in equity securities.

     FUNDS FROM OPERATIONS

     The Operating Partnership considers Funds from Operations to be a useful financial measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions, developments, and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and Funds from Operations should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Operating Partnership's cash needs including principal amortization, capital improvements, and distributions to shareholders. Funds from Operations does not represent cash flows from operating, investing, or financing activities as defined by GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Operating Partnership's calculation of Funds from Operations, as described below.

     Pursuant to the National Association of Real Estate Investment Trusts ("NAREIT") new definition of Funds from Operations, beginning with the quarter ended March 31, 1996, the Operating Partnership calculated
     Funds from Operations by adjusting net income before minority interest, calculated in accordance with GAAP, for certain non-cash items, principally the amortization and depreciation of real property and for dividends on shares and other equity interests that are not convertible into shares of Common Stock. The Operating Partnership will not add back the depreciation of corporate items, such as computers or furniture and fixtures, or the amortization of deferred financing costs or debt discount. However, the Operating Partnership will include an adjustment for the straight-lining of rent under GAAP, as management believes this presents a more meaningful picture of rental income over the reporting period.

     Funds from Operations per share can be calculated based on average shares equivalents outstanding, assuming the conversion of all shares of Series A Preferred Stock and all partnership units in the Operating Partnership into shares of Common Stock. Assuming such conversion, the average number of shares outstanding for the three months ended March 31, 1996 and 1995 are 39,105,416 and 27,660,271, respectively.

                       STATEMENT OF FUNDS FROM OPERATIONS
                      (based on the new NAREIT definition)
                             (dollars in thousands)

                                                      Three Months Ended
                                                      ------------------
                                               March 31, 1996   March 31, 1995
                                               --------------   --------------

     Net income before minority interest          $ 14,829         $  4,440

     Add:

     Depreciation and Amortization                   8,475            7,339

     Dividends on Series B Preferred Stock          (2,510)              --

     Other, net                                        115               75

     Straight-lined rent                               (70)            (185)
                                                  --------         --------

         Funds from Operations                    $ 20,839         $ 11,669
                                                  ========         ========

     Because of the impact of the December Offerings on the Operating Partnership's balance sheet and result of operations, the Operating Partnership believes that an adjusted calculation of 1995 Funds from Operations, based on the new NAREIT definition and reflecting the effect of the December Offerings and the conversion of the secured line of credit into an unsecured facility, as if such transactions had occurred on January 1, 1995, provides a helpful basis for analyzing the impact of the new NAREIT definition. The table below sets forth the Operating Partnership's calculation of Funds from Operations for the quarter ended March 31, 1995, based on the new NAREIT definition and adjusted to reflect the December Offerings and the conversion of the secured line of credit into an unsecured facility.

                       STATEMENT OF FUNDS FROM OPERATIONS
                       1995 New NAREIT Definition Adjusted
                             (dollars in thousands)

                                                                    Three Months Ended
                                                                    ------------------
                                                                      March 31, 1995
                                                                      --------------

     Funds From Operations - New Definition                              $ 11,669

     Add:

        Amortization of Discount and Deferred Financing Fees                2,519
                                                                         --------

     Funds From Operations - Old Definition                                14,188

     Less:

         Restructuring of Secured Debt (1)                                   (958)

         Amortization of Discount and Deferred Financing Fees (2)            (375)
                                                                         --------

     Funds From Operations - Pro Forma New Definition                    $ 12,855
                                                                         ========

(1) Adjustment reflects interest cost of unsecured notes and dividend cost of Series B Preferred Stock less previously recorded cash interest cost on $347 million of prepaid debt.

(2) Adjustment reflects amortization of discount and deferred financing fees added back in calculating FFO based on old NAREIT definition less amortization on the $347 million of prepaid debt and the previous secured line of credit and adding in amortization on the new unsecured line of credit.

     PART II OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K

     (A) Exhibits

        The exhibits listed below are filed or incorporated by reference as part of this quarterly report on Form 10-Q.

        Exhibit Number
        --------------

        4.9 Fourth Supplemental Indenture relating to the 2004 Notes and the 2004 Note (incorporated by reference to Exhibit 4.9 to Spieker Properties, Inc.'s Form 10-K Report for the year ended December 31, 1995)

       10.14 Fourth Amendment, Fifth Amendment, and Sixth Amendment to First Amended and Restated Agreement of Limited Partnership of Spieker Properties, L.P. (incorporated by reference to Exhibit 10.14 to Spieker Properties, Inc.'s Form 10-K Report for the year ended December 31, 1995)

       10.16   Seventh Amendment to First Amended and Restated
               Agreement of Limited Partnership of Spieker
               Properties, L.P.

       12.1    Statement of Computation of Ratio of Earnings to
               Combined Fixed Charges and Preferred 22 Dividends

       27.1 Article 5 Financial Data Schedule (EDGAR filing only)

     (B) Reports on Form 8-K

              The Company filed a current report on Form 8-K dated January 24, 1996, to file as an exhibit an opinion of counsel relating to the offering by Spieker Properties, L.P. of 6.90% Notes due January 15, 2004.

              The Company filed a current report on Form 8-K dated February 26, 1996, to file as an exhibit an opinion of counsel relating to the offering by the Company of its Common Stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                                                 Spieker Properties, L.P.
                                                 (Registrant)




Dated:   May 7, 1996                             /s/ Elke Strunka
       --------------------------                -------------------------------
                                                 Elke Strunka,
                                                 Vice President
                                                 Principal Accounting Officer