Form 10-K/A
period 1995-12-31
SPIEKER PROPERTIES L P
filed 1996-06-20
CIK 1002575

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 33-98372-01

                            SPIEKER PROPERTIES, L.P.
              (Exact name of registrant as specified in its charter)

                   CALIFORNIA                                  94-3188774
- ----------------------------------------------------    -----------------------
(State or other jurisdiction of incorporation or              (IRS Employer
                 organization)                              Identification No.)

       2180 SAND HILL ROAD, MENLO PARK, CA                        94025
- ----------------------------------------------------      -------------------
     (Address of principal executive offices)                   (Zip code)

                                 (415) 854-5600
                           -------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K. / /

                                EXPLANATORY NOTE

The undersigned Registrant hereby amends Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Part II, Item 13 - Certain Relationships and Related Transactions of Part III and Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K of Part IV, of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed on March 29, 1996 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                  PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in conjunction with the selected financial data and the Operating Partnership's financial statements included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

    OVERVIEW

    During 1995, the Operating Partnership continued to generate growth through its abilities in both managing and leasing commercial property space and in finding attractive acquisition and development opportunities. Throughout 1995, the Operating Partnership's portfolio of Properties was in excess of 95% leased. The Operating Partnership's commitment to superior tenant service and to maintaining a strong local presence in each of its markets enabled the Operating Partnership to lease over 3.6 million rentable square feet of space in 1995. Significantly, effective rents on the 3.1 million square feet of second generation space leased increased by 7.6% as compared to the ending rental rates of expiring leases. Also in 1995, the Operating Partnership acquired 17 Properties aggregating over 2.3 million rentable square feet for a total capitalized cost of $164.8 million as of December 31, 1995 and committed $74.0 million to the development of another 1.0 million square feet. In 1994, the Operating Partnership added $149.7 million of new Properties, representing 2.4 million rentable square feet, to its portfolio. The average annualized unleveraged return on the 27 Properties acquired by the Operating Partnership from January 1, 1994 through November 30, 1995 was approximately 11.2%. The Operating Partnership calculated this unleveraged return by dividing actual property operating income (rental revenues less rental expenses and real estate taxes excluding interest, depreciation and amortization and general and administrative expenses) for 1995, which was annualized from the date of acquisition in the case of Properties acquired in 1995, by capitalized costs, including acquisition costs and costs incurred to renovate or reposition the asset or release space before stabilization, as of December 31, 1995. Finally, in 1995 the Operating Partnership strengthened its balance sheet by using the net proceeds from the issuance of $260.0 million of unsecured investment grade rated debt and $106.3 million of Series B Preferred Stock to prepay a $347 million cross-collateralized mortgage obligation and by converting its secured line of credit into an unsecured facility. By prepaying the mortgage debt and converting its line of credit facility, the Operating Partnership increased its balance sheet flexibility by unencumbering a large pool of assets, and at the same time the Operating Partnership was able to extend the average maturity of its debt at attractive interest rates. Management believes that the Operating Partnership's ability to access capital in the public and private debt and equity markets and to lower its overall cost of capital will enable the Operating Partnership to continue to capitalize on attractive acquisition and development opportunities.

    COMPARISON OF 1995 TO 1994

    The following compares the Operating Partnership's results for the year ended December 31, 1995 with its results for the year ended December 31, 1994.

    Rental revenues increased by $30.2 million, or 25.4%, to $149.3 million in 1995, as compared with $119.1 million in 1994. Of this increase, $13.5 million was generated by the Properties acquired during 1995 (the "1995 Acquisitions"). During 1995 the Operating Partnership invested $164.8 million for the acquisition of Properties with over 2.3 million rentable square feet of space. By property type, 53.6% of the Operating Partnership's 1995 Acquisitions were office Properties, 41.7% were industrial Properties and 4.7% were retail Properties. Of the increase in rental revenues $11.1 million was generated by the Properties acquired during 1994 (the "1994 Acquisitions") and $1.8 million was generated by the two Properties developed during 1994 (the "1994 Developments"). The remaining increase is attributable to contractual rent increases and increased effective rents on leases signed for the renewal or releasing of previously leased space. During 1995, the Operating Partnership signed 552 leases for the renewal or releasing of over 3.1 million square feet of space. On average, the new effective rents were 7.6% higher than ending rental rates on the expiring lease.

    Interest and other income increased by $2.2 million, or 109.6%, to $4.1 million in 1995, as compared with $1.9 million in 1994. This increase is predominantly due to $0.8 million in management fee income earned by the Operating Partnership from the third-party management of certain properties during 1995. Beginning in the first quarter of 1995, a portion of the third-party management and other services previously performed by Spieker Northwest, Inc. ("SPNW"), an unconsolidated subsidiary of the Operating Partnership, was transferred to the Operating Partnership. Accordingly, certain revenue and expense items previously recorded by SPNW are now recorded by the Operating Partnership.

    Rental expenses increased by $6.6 million, or 36.7%, to $24.6 million in 1995, as compared to $18.0 million in 1994. Real estate taxes increased by $1.8 million, or 18.0%, to $11.9 million in 1995, as compared to $10.1 million in 1994. Of the combined $8.4 million increase in rental expenses and real estate taxes, $3.8 million is attributable to the 1995 Acquisitions and $3.4 million is attributable to the 1994 Acquisitions and the 1994 Developments. In 1995, the Operating Partnership's rental expenses and real estate taxes in total were 24.5% of rental revenues, as compared to 23.6% for 1994.

    Interest expense increased by $2.0 million, or 4.5%, to $46.4 million in 1995, as compared to $44.4 million in 1994. The increase in interest expense resulted primarily from higher average outstanding debt balances during 1995 as compared with 1994. Such higher balances were due to the debt incurred to complete the 1995 and 1994 Acquisitions, the 1994 Developments, and the Property developments commenced in 1995 (the "1995 Developments"). The Operating Partnership's 1995 Developments consist of 9 properties totaling over 1.0 million square feet with an estimated total capitalized cost of $74.0 million.

    Depreciation and amortization increased by $2.6 million, or 9.1%, to $31.6 million in 1995, as compared to $29.0 million in 1994. The increase is primarily due to the 1995 and 1994 Acquisitions, the 1994 Developments and basis adjustments relating to the purchases of limited partners' interests in predecessor entities.

    General and administrative and other expenses increased by $2.3 million, or 37.3%, to $8.5 million in 1995, as compared to $6.2 million in 1994. Of the increase, $1.0 million is due to expenses incurred related to the increased management fee income earned by the Operating Partnership as discussed above. The remaining increase is due to the increase in personnel and investments in upgrading the Operating Partnership's management information systems to support the Operating Partnership's growth.

    Net income before minority interests and extraordinary items increased by $17.0 million, or 127.0%, to $30.3 million in 1995, as compared to $13.4 million in 1994. This increase is primarily due to the net income from the 1995 and 1994 Acquisitions and the 1994 Developments and the increased effective rents on leases signed for previously occupied space.

    For the year ended December 31, 1995, the Operating Partnership recorded a net loss of $8.8 million as compared to net income of $10.5 million in 1994. The net loss in 1995 is attributable to a one time extraordinary loss of $40.8 million, before minority interests share of the loss of $7.3 million, recorded during the fourth quarter of 1995 in connection with the prepayment of a $347 million cross collateralized mortgage obligation with the net proceeds from the issuance of $260 million of unsecured investment grade debt and the Company issued and distributed to the Operating Partnership $106.3 million of Series B Preferred Stock. The loss included a $28.1 million, non-cash charge related to the write-off of unamortized debt discount and deferred financing fees and a $12.7 million charge related to prepayment penalties and fees. By prepaying the debt, the Operating Partnership was able to increase its financial flexibility by unencumbering a large pool of assets and to extend the weighted average maturity of its debt at attractive interest rates.

    COMPARISON OF 1994 TO 1993

    The following compares the Operating Partnership's results for the year ended December 31, 1994 with its results for the year ended December 31, 1993.

    Rental revenue increased by $30.5 million or 34.4% to $119.1 million as compared with $88.6 million in 1993. Of this increase, $13.4 million was generated by four Properties (the "Stanford Properties" and the "Montague Property") acquired simultaneously with the closing of the Company's initial public offering. $10.1 million was generated by the twelve properties acquired during 1994 (the "1994 Acquisitions"). The remaining increase is attributable to the lease-up of properties developed by Spieker Partners Properties during 1993 and to higher occupancy levels in the Operating Partnership's previously developed and acquired properties.

    Interest, other income and management fee income decreased by $0.4 million or 17.4% to $1.9 million as compared to $2.3 million in 1993. The decrease was attributable to the inclusion of management fee income in 1993. Actual interest and other income increased during 1994 due to higher average cash balances and higher interest rates on the Company's investments.

    Total operating expenses, including interest, depreciation, and amortization increased by $3.0 million or 2.9% to $107.7 million as compared with $104.7 million in 1993. Rental expenses and real estate taxes increased $5.6 million of which $2.7 million was attributable to the 1994 Acquisitions and $1.6 million was attributable to the Stanford Properties and the Montague Property. Depreciation and amortization increased $3.3 million principally due to the acquisition of the Stanford Properties, the Montague Property, and the 1994 Acquisitions. General and administrative expenses increased $1.3 million due to expenses incurred as a result of operating as a public company and the Operating Partnership's ongoing acquisition and development activities. Interest expense decreased by $7.3 million due to the repayment of $213.8 million of debt in connection with the Operating Partnership's initial public offering, which was offset somewhat by debt incurred to complete the 1994 Acquisitions and the 1994 developments, as well as the amortization of indebtedness discount incurred as a result of debt structuring at the Operating Partnership's initial public offering.

    The Operating Partnership recorded net income from operations before disposal of real estate properties, minority interests, and extraordinary items of $13.4 million for the year ended December 31, 1994, as compared with a $13.9 million net loss in 1993. The increase in net income is the result of increased rental revenue attributable to the Operating Partnership's acquisitions in 1993 and 1994 and to higher occupancy levels in the Operating Partnership's portfolio, and to the decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended December 31, 1995, cash provided by operating activities increased by $26.8 million, or 59.2%, to $72.2 million, as compared to $45.4 million for the same period in 1994. The increase is primarily due to the increase in net income before extraordinary item resulting from the 1995 and 1994 Acquisitions, the 1994 Developments and increasing rents on leases signed for the renewal and releasing of space. Cash used for investing activities increased by $38.1 million, or 24.1%, to $196.3 million during 1995, as compared with $158.2 million during 1994. The increase is attributable to the Operating Partnership's ongoing acquisition and development of suburban office, industrial and retail properties. Cash provided by financing activities increased by $25.4 million or 26.3% to $122.0 million during 1995, as compared to $96.6 million during 1994. During 1995, cash provided by financing activities consisted, primarily, of net proceeds from the issuance of preferred stock, common stock and unsecured investment grade rated debt, line of credit borrowings and other property indebtedness. During 1995, cash used for financing activities consisted, primarily, of the repayment of mortgages, line of credit borrowings and other property indebtedness, and payment of partner's distributions. During 1994, cash provided by financing costs consisted primarily of net proceeds from the issuance of preferred stock, line of credit borrowings and other property indebtedness net of partners' distributions. Partners' distributions paid increased by $17.1 million to $54.4 million during 1995, as compared with $37.3 million during 1994. The increase was the result of the higher number of partnership units outstanding resulting from the additional partners' capital contributions in 1994 and 1995 and a 5% increase in the distribution rate beginning with the first quarter 1995 distribution.

    The Operating Partnership's principal sources of funding for the acquisition, development, expansion and renovation of Properties are an unsecured line of credit, construction and permanent secured debt financing, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership and cash flow provided by operations. The Operating Partnership believes that its liquidity and capital resources are adequate to continue to meet liquidity requirements for the foreseeable future.

    At December 31, 1995, the Operating Partnership had no material commitments for capital expenditures related to the renewal or releasing of space. The Operating Partnership believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund the capital expenditure costs associated with the renewal or releasing of space.

    In December 1995, the Operating Partnership issued in a public offering $260.0 million of unsecured investment grade rated debt ((the "Unsecured Notes") and $106.3 million of Series B Preferred Stock (the offering of the Unsecured Notes and the offering of the Series B Preferred Stock are collectively referred to as the "December Offerings"). The Unsecured Notes were issued in three tranches as follows: $100.0 million of 6.65% notes due December 15, 2000 priced to yield 6.683%, $50.0 million of 6.80% notes due December 15, 2001 priced to yield 6.823%, and $110.0 million of 6.95% notes due December 15, 2002 priced at par. The Series B Preferred Stock was issued at $25.00 per share and a yield of 9.45%.

    The proceeds from the December Offerings of $358.9 million were used to prepay a cross-collateralized mortgage obligation outstanding to Prudential Insurance Company. The amount paid to Prudential Insurance Company included the repayment of principal, interest due through December 10, 1995 and a negotiated prepayment penalty of $11.8 million. The prepayment resulted in the unencumberance of 55 of the Operating Partnership's properties.

    On November 6, 1995, the Operating Partnership converted its secured line of credit to a $150 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus 1.5%. The Facility matures in November 1997 and the Operating Partnership has an option to extend the Facility for one year upon payment of a fee equal to 0.12% of the total Facility. The Facility also includes a fee on average unused funds, which varies between 0.125% and 0.20% based on the average outstanding balance. At December 31, 1995 the Operating Partnership had $117.7 million outstanding under the Facility.

    In addition to the Unsecured Notes and the Facility, the Operating Partnership has $112.7 million of secured indebtedness (the "Mortgages") at December 31, 1995. The Mortgages have interest rates varying from 7.00% to 13.75% and maturity dates from 1996 to 2012. The Mortgages are secured by a first or second deed of trust on the related Properties and generally require monthly principal and interest payments. The Operating Partnership also has $12.1 million of assessment bonds outstanding at December 31, 1995.

    The scheduled maturities for the Operating Partnership's Unsecured Notes, and Mortgages are as follows:

                                 Year                             Amount
                                 ----                             ------
                                                              (in thousands)
           1996...........................................      $  26,689
           1997...........................................         20,415
           1998...........................................         37,907
           1999...........................................            892
           2000...........................................        100,973
           Thereafter.....................................        185,826

    In addition to the Facility, $38.2 million of the Mortgages carry a floating rate interest based on varying LIBOR spreads. The following table summarizes the Operating Partnership's debt, excluding the assessment bonds:

                                        PERCENT OF                      WEIGHTED                      WEIGHTED
                                        TOTAL DEBT                    AVERAGE RATE                AVERAGE MATURITY
                                        ----------                    ------------                ----------------
                                                                                                      (YEARS)
Floating Rate Debt.......                 31.8%                           7.2%                          2.0

Fixed Rate Debt..........                 68.2                            7.2                           5.4
                                         -----                            ---                           ---

     Total                               100.0%                           7.2%                          4.3
                                         =====                            ===                           ===


    On May 11, 1995, the Company completed an underwritten public offering of 5,750,000 shares of its Common Stock (including 750,000 shares sold pursuant to the underwriters' exercise of their over-allotment option) at an offering price per share of $19.75. Simultaneously, the Company completed the private placement of 506,329 shares of Common Stock at a per share price of $19.75 and 2,000,000 shares of Class B Common Stock at a per share price of $25.00. The net proceeds from the offerings of approximately $167.0 million were contributed to the Operating Partnership and were used to repay indebtedness incurred to fund the Operating Partnership's acquisition and development activities.

    On May 13, 1994, the Company issued $25.0 million of Series A Cumulative Convertible Preferred Stock to an individual investor. The Company contributed the proceeds from the sale of such preferred stock to the Operating Partnership to fund its ongoing acquisition and development activities.

    During 1995 the Company filed two shelf registration statements with the Securities and Exchange Commission (the "Commission"). On March 14, 1995 the Company filed a shelf registration statement for up to $200 million of Common Stock, Preferred Stock and Warrants to purchase Common and Preferred Stock (the "March Shelf Registration Statement"). On October 19, 1995 the Company and the Operating Partnership filed a shelf registration statement for up to $876.4 million (including $76.4 million remaining on the March Shelf Registration Statement) of unsecured Debt Securities, Common Stock, Preferred Stock, Depositary Shares and Warrants to purchase Common and Preferred Stock and Guarantees. In January 1996, the Company and the Operating Partnership filed a shelf registration statement (the "January 1996 Shelf Registration Statement") with the Commission to register 1,407,005 shares of Common Stock issuable by the Company upon conversion of shares of Series A Preferred Stock and upon conversion of partnership units in the Operating Partnership by certain holders thereof. The Company will receive no proceeds from the sale of Common Stock under the 1996 Shelf Registration Statement.

    Subsequent to year end, on January 16, 1996 the Operating Partnership issued $100.0 million of investment grade rated 8 year unsecured notes. The notes carry an interest rate of 6.90%, were priced to yield 6.97%, and mature on January 15, 2004. Net proceeds of $98.973 million were used to repay borrowing on the unsecured line of credit. In addition, on February 28, 1996, the Company concurrently sold 4,887,500 shares of Common Stock (including underwriters option to cover over-allotments of 637,500 shares), through an underwritten public offering and directly placed 1,176,470 shares of Class C Common Stock and 135,000 shares of Common Stock with a limited number of institutional investors at $25.50 per share. The net proceeds were contributed to the Operating Partnership and were used primarily to repay debt.

FUNDS FROM OPERATIONS

    The Operating Partnership considers Funds from Operations to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by GAAP and Funds from Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations does not represent cash flows from operating, investing or financing activities as defined by GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations, as described below.

    The Operating Partnership calculates Funds from Operations by adjusting net income before minority interest, calculated in accordance with GAAP, for certain non-cash items, principally the amortization and depreciation of real property and for dividends on shares and other equity interests that are not convertible into shares of Common Stock. The Operating Partnership does not add back the depreciation of corporate items, such as computers and furniture and fixtures. The Operating Partnership's Funds from Operations calculation includes an adjustment for the straight-lining of rent under GAAP in order to present a more meaningful picture of rental income over the period. The Operating Partnership has not purchased interest rate caps or hedges on its floating rate debt. Accordingly, no amortization of these items is added back to net income in calculating Funds from Operations.

    In calculating Funds from Operations, the Operating Partnership has, historically, added back to net income an amount expensed each period relating to the amortization of the indebtedness discount recorded at the Company's initial public offering (the "IPO"). At the IPO, the Operating Partnership incurred a onetime cost of $38.7 million as a result of the prepayment of interest on, and the restructuring of, a majority of its indebtedness. Pursuant to GAAP, this amount was recorded as a discount to the remaining indebtedness. Had the Operating Partnership chosen to repay and replace the debt existing at the IPO with similar debt from a third party, the $38.7 million cost would have been expensed as an extraordinary charge at the IPO rather than amortized over the remaining term of the loans. Accordingly, the Operating Partnership adds such amortization to net income in calculating Funds from Operations for the years 1993-1995. With the completion of the December Offerings, the remaining indebtedness discount was written-off as part of the prepayment of a $347 million cross-collateralized mortgage obligation. The Operating Partnership will therefore no longer be adding back to Funds from Operations the amortization of debt discount.

                                                                  OLD NAREIT DEFINITION
                                                                     QUARTER PERIOD
                                                                     --------------
                                                                 (dollars in thousands)

                                                                                                                      YEAR ENDED
                                                                                                                     DECEMBER 31,
                                        MARCH 31, 1995    JUNE 30, 1995    SEPTEMBER 30, 1995    DECEMBER 31, 1995       1995
                                        --------------    -------------    ------------------    -----------------   ------------
Income from operations before
    minority interests and
    extraordinary items ............     $      4,440       $      6,991       $      8,811       $     10,093       $     30,335
Adjustments:
    Depreciation and Amortization ..            7,339              7,855              8,081              8,136             31,411
    Amortization of debt discount
      and deferred financing costs..            2,519              2,455              2,443              1,945              9,362
    Dividends on Series B Preferred
      Stock.........................             --                 --                 --                 (586)              (586)
    Other, net .....................               75                 65                107                 88                335
    Straight-lined rent ............             (185)               (78)               (12)               208                (67)
                                         ------------       ------------       ------------       ------------       ------------
Funds from Operations - Old
    Definition......................     $     14,188       $     17,288       $     19,430       $     19,884       $     70,790
                                         ============       ============       ============       ============       ============

Weighted Average Operating
    Partnership Units Outstanding...       27,660,271         33,085,328         37,027,543         37,109,138         33,769,742
                                         ============       ============       ============       ============       ============

    Beginning with the first quarter of 1996, the Operating Partnership will calculate its Funds from Operations in accordance with the new NAREIT definition of Funds from Operations. Accordingly, the Operating Partnership will no longer add back amounts related to the amortization of debt discount and deferred financing costs. However, the Operating Partnership will continue to include an adjustment for the straight-lining of rent under GAAP, as management believes this presents a more meaningful picture of rental income over the reporting period.

    The table below sets forth the Operating Partnership's calculation of Funds from Operations for 1995 based on the new NAREIT definition.

                                                                  NEW NAREIT DEFINITION
                                                                       QUARTER ENDED
                                                                  (dollars in thousands)

                                                                                                                      YEAR ENDED
                                                                                                                     DECEMBER 31,
                                         MARCH 31, 1995   JUNE 30, 1995    SEPTEMBER 30, 1995    DECEMBER 31, 1995       1995
                                         --------------   -------------    ------------------    -----------------  --------------
Income from operations before
    minority interests and
    extraordinary items: ..........      $      4,440       $      6,991       $      8,811       $     10,093       $     30,335
Adjustments:
    Depreciation and Amortization..             7,339              7,855              8,081              8,136             31,411
    Dividends on Series B Preferred
      Stock .......................              --                 --                 --                 (586)              (586)
    Other, net ....................                75                 65                107                 88                335
    Straight-lined rent ...........              (185)               (78)               (12)               208                (67)
                                         ------------       ------------       ------------       ------------       ------------

Funds from Operations - New
    Definition.....................      $     11,669       $     14,833       $     16,987       $     17,939       $     61,428
                                         ============       ============       ============       ============       ============

Weighted Average Operating
    Partnership Units Outstanding..        27,660,271         33,085,328         37,027,543         37,109,138         33,769,742
                                         ============       ============       ============       ============       ============

    Because of the impact of the December Offerings on the Operating Partnership's balance sheet and results of operations, the Operating Partnership believes that an adjusted calculation of 1995 Funds from Operations, based on the new NAREIT definition and reflecting the effect of the December Offerings and the conversion of the secured line of credit into an unsecured facility as if such transactions had occurred on January 1, 1995, provides a helpful basis for analyzing the impact of the new NAREIT definition.

    The table below sets forth the Operating Partnership's calculation of Funds from Operations for 1995 based upon the new NAREIT definition and adjusted to reflect the December Offerings and conversion of the secured line of credit into an unsecured facility.

                                                             ADJUSTED NEW NAREIT DEFINITION
                                                                      QUARTER ENDED
                                                                 (dollars in thousands)

                                                                                                                     YEAR ENDED
                                                                                                                    DECEMBER 31,
                                         MARCH 31, 1995   JUNE 30, 1995   SEPTEMBER 30, 1995    DECEMBER 31, 1995       1995
                                         --------------   -------------   ------------------    -----------------  --------------
Income from operations before
    minority interests and
    extraordinary items: ...........      $      8,136       $     10,687       $     12,507       $     12,873     $     44,203(1)
Adjustments:
    Depreciation and Amortization ..             7,339              7,855              8,081              8,136           31,411
    Dividends on Series B Preferred
      Stock ........................            (2,510)            (2,510)            (2,510)            (2,511)         (10,041)
    Other, net .....................                75                 65                107                 88              335
    Straight-lined rent ............              (185)               (78)               (12)               208              (67)
                                          ------------       ------------       ------------       ------------     ------------
Funds from Operations - Adjusted New
    Definition .....................      $     12,855       $     16,019       $     18,173       $     18,794     $     65,841
                                          ============       ============       ============       ============     ============
Weighted Average Operating
    Partnership Units Outstanding ..        27,660,271         33,085,328         37,027,543         37,109,138       33,769,742
                                          ============       ============       ============       ============     ============

- --------------------
(1) REFLECTS ADJUSTMENTS FOR THE INCREMENTAL EFFECT ON THE INTEREST EXPENSE OF THE DECEMBER 1995 ISSUANCES OF $260,000 OF UNSECURED INVESTMENT GRADE DEBT AND $106,250 OF SERIES B PREFERRED STOCK, CONSISTING OF (i) THE REPAYMENT OF SECURED DEBT, RESULTING IN A REDUCTION OF INTEREST EXPENSE OF APPROXIMATELY $29,761, INCLUDING AMORTIZATION OF DEBT DISCOUNT AND DEFERRED FINANCING COSTS OF APPROXIMATELY $6,841, (ii) THE CONVERSION OF THE SECURED LINE OF CREDIT INTO AN UNSECURED FACILITY RESULTING IN A REDUCTION OF AMORTIZATION OF DEFERRED FINANCING COSTS OF APPROXIMATELY $1,176 AND (iii) INTEREST ON THE $260,000 UNSECURED INVESTMENT GRADE DEBT OF APPROXIMATELY $17,069.

                                    PART III

ITEM 13.       CERTAIN TRANSACTIONS

    The Company owns 95% of the non-voting preferred stock of Spieker Northwest, Inc. ("Spieker Northwest"), which provides fee management and other services for properties not owned by the Company, including certain properties in which Messrs. Spieker, French, Hosford and Singleton have ownership interests. The fees charged by Spieker Northwest for managing properties are comparable to the fees it charges for managing other properties. Messrs. Spieker, French, Hosford and Singleton own 100% of the voting stock of Spieker Northwest and the remaining 5% of the non-voting preferred stock. For the year ended December 31, 1995, Spieker Northwest had revenues of $1.4 million, which were mainly offset by operating expenses, and it did not pay any dividends on its common or preferred stock.

    On July 14, 1995, the Company acquired a 50% ownership interest and a 50% beneficial ownership interest in a 116,096 square-foot office building located in San Mateo, California (the "San Mateo Property") valued at approximately $13.5 million, through the purchase of partnership interests in an entity in which Messrs. Spieker and Singleton held a general partnership interest. The San Mateo Property had not been contributed to the Operating Partnership at the time of the IPO because a satisfactory arrangement could not be made with the unaffiliated partners in the partnership. The partners were subsequently able to reach an agreement with the unaffiliated partners, and the Company exercised its option to acquire the interests of the unaffiliated partners. The Company paid approximately $3.4 million to the unaffiliated partners and issued partnership units with an aggregate value of $776,000 to Messrs. Spieker and Singleton in exchange for the beneficial ownership. A mortgage of $9.3 million was assumed in connection with the purchase. The monetary value of the Operating Partnership units issued to Messrs. Spieker and Singleton of the Company was based upon the negotiated value paid to the unaffiliated partners. The number of Operating Partnership units issued was calculated by dividing such monetary value by the stock price of the Company's Common Stock (into which such units are convertible) at the close of the day prior to acquisition.

    On March 31, 1995, the Company acquired a 175,900 square foot industrial project valued at $5.9 million, located in Fresno, California through the purchase of partnership interests in an entity in which Messrs. Spieker and French held a general partnership interest, under similar circumstances as described with regard to the San Mateo Property as discussed above. The Company paid $2.3 million to the unaffiliated partners, assumed $2.2 million of debt and issued partnership units in the Operating Partnership with a value of approximately $1.4 million to Messrs. Spieker and French. The monetary value of the Operating Partnership units issued to Messrs. Spieker and French was based upon the negotiated value paid to the unaffiliated partners. The number of Operating Partnership units issued was calculated by dividing such monetary value by the stock price of the Company's Common Stock (into which such units are convertible) at the close of the day prior to acquisition.

    At the time of the Company's 1993 initial public offering, the Company entered into land holding agreements ("Land Holding Agreements") with certain of its executive officers with respect to vacant land parcels in which such executive officers hold ownership interest. The Land Holding Agreements generally provide the Company with the option to purchase the land subject to the agreement for the lesser of a fixed price set forth in the Agreement or the fair market value as determined by appraisal.

    During the second quarter of 1995, the Company acquired four land parcels pursuant to Land Holding Agreements. A 4.36 acre parcel of land located in Sacramento, California in which Messrs, Spieker, Singleton and French held ownership interests was acquired for a negotiated price of approximately $1.1 million, which was less than the fixed price set forth in the Land Holding Agreement. The Company acquired the land for the purpose of developing a 45,000 square foot office building at an estimated total cost of approximately $5.4 million. As part of the land purchase price, the Company issued partnership units in the Operating Partnership valued at approximately $324,000 to Messrs, Spieker, Singleton and French. A 2.91 acre parcel of land located in Milpitas, California in which Messrs. Spieker and French held ownership interests was acquired for a negotiated price of $617,000, which was less than the fixed price set forth in the Land Holding Agreement. The land was acquired for the purpose of developing a 36,030 square foot industrial building at a total estimated cost of approximately $2.4 million. A 3.78 acre parcel of land located in Monterey, California in which Messrs. Spieker and French held ownership interests was acquired for a negotiated price of $659,000, which was less than the fixed price set forth in the Land Holding Agreement. The land was acquired for the purpose of developing a 31,560 square foot industrial complex at a total estimated cost of approximately $2.6 million. Construction of these developments commenced during the third quarter of 1995. A 3.40 acre parcel of land located in Monterey, California in which Messrs. Spieker and French held ownership interests was acquired for a negotiated price of approximately $400,000, which was less than the fixed price set forth in the Land Holding Agreement. The purchase agreement provides for certain further earn-out payments, which in aggregate with the initial payment will not exceed the fixed price set forth in the Land Holding Agreement. The land was acquired for the purpose of developing a 23,000 square foot office complex at a total estimated cost of approximately $3.0 million. Construction of this development began during the second quarter of 1995. These four land acquisitions were each approved by the independent directors of the Company.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                            Page

(a) 1. FINANCIAL STATEMENTS AND REPORTS OF ARTHUR ANDERSEN LLP, INDEPENDENT AUDITORS
        Reports of Independent Public Accountants                             17
        Financial Statements:
        Balance Sheets:
          Spieker Properties, L.P. Consolidated as of December 31, 1995
          and 1994                                                            18
        Statements of Operations:
          Spieker Properties, L.P. Consolidated for the Years Ended
             December 31, 1995, December 31, 1994 and for the Period from
             November 19, 1993 to December 31, 1993.                          20
          Spieker Partners Properties Combined for the Period from
             January 1, 1993 to November 18, 1993.                            21
        Statements of Partners' Capital:
          Spieker Properties, L.P. Consolidated for the Years Ended
             December 31, 1995, December 31, 1994 and for the Period from
             November 19, 1993 to December 31, 1993.                          21
          Spieker Partners Properties Combined for the Period from
             January 1, 1993 to November 18, 1993                             21
        Statements of Cash Flows:
          Spieker Properties, L.P. Consolidated for the Years Ended
             December 31, 1995, December 31, 1994 and for the Period
             from November 19, 1993 to December 31, 1993                      22
          Spieker Partners Properties Combined for the Period from
             January 1, 1993 to November 18, 1993                             22

        Notes to Financial Statements                                         23

     2. FINANCIAL STATEMENT SCHEDULES:
        Schedule III -- Real Estate and Accumulated Depreciation as of
        December 31, 1995                                                     34

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

     3. EXHIBITS
        The following exhibits in the accompanying index to exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

(b)     REPORTS ON FORM 8-K

        None

(C)   EXHIBITS (ENCLOSED ATTACHMENTS ARE SEQUENTIALLY NUMBERED)

 EXHIBIT                        INDEX TO EXHIBITS                                    SEQUENTIALLY
  NUMBER                          EXHIBIT TITLE                                        NUMBERED
=================================================================================================

4.1            Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.
               (1)

4.2            Form of Loan Agreement between Prudential and the Operating
               Partnership (incorporated by reference to Exhibit 10.23 to Spieker Properties, Inc.'s Registration Statement on Form S-11
               (Registration No. 33-67906))

4.3            Indenture dated as of December 6, 1995, among Spieker Properties,
               L.P., Spieker Properties, Inc. and State Street Bank and Trust, as Trustee (incorporated by reference to Exhibit 4.5 to Spieker
               Properties, Inc.'s Form 10-K Report for the year ended December
               31, 1995)

4.4            First Supplemental Indenture relating to the 2000 Notes, the 2000
               Note and Guarantee (incorporated by reference to Exhibit 4.6 to Spieker Properties, Inc.'s Form 10-K Report for the year ended
               December 31, 1995)

4.5            Second Supplemental Indenture relating to the 2001 Notes, the
               2001 Note and Guarantee (incorporated by reference to Exhibit 4.7 to Spieker Properties, Inc.'s Form 10-K Report for the year ended
               December 31, 1995)

4.6            Third Supplemental Indenture relating to the 2002 Notes, the 2002
               Note and Guarantee (incorporated by reference to Exhibit 4.8 to Spieker Properties, Inc.'s Form 10-K Report for the year ended
               December 31, 1995)

4.7            Fourth Supplemental Indenture relating to the 2004 Notes and the
               2004 Note (incorporated by reference to Exhibit 4.9 to Spieker
               Properties, Inc.'s Form 10-K Report for the year ended December
               31, 1995)

10.1           First Amended and Restated Agreement of Limited Partnership of
               Spieker Properties, L.P. and First and Second Amendment thereto
               (incorporated by reference to exhibits 10.1, 10.2, and 10.3 of Spieker Properties, Inc.'s Form 8-K dated April 10, 1995)

10.2* Form of Employment Agreement between the Company and each of Warren E. Spieker, Jr., John K. French, Bruce E. Hosford, and
               Dennis E. Singleton. (1)

10.3*          Form of Spieker Merit Plan. (1)

10.4*          Form of Spieker Properties, Inc. 1993 Stock Incentive Plan. (1)

10.5 Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Exhibit
               10.21 to Spieker Properties, Inc.'s Registration Statement on
               Form S-11 (File No. 33-67906))

 EXHIBIT                        INDEX TO EXHIBITS                                    SEQUENTIALLY
  NUMBER                          EXHIBIT TITLE                                        NUMBERED
=================================================================================================
10.6           Form of Land Holding Agreement among the Company, Spieker
               Northwest, Inc., the Operating Partnership and owner of the applicable Land Holding (incorporated by reference to Exhibit
               10.22 to Spieker Properties, Inc.'s Registration Statement on
               Form S-11 (File No. 33-67906)

10.7* Form of Employee Stock Incentive Pool (incorporated by reference to Exhibit 10.35 to Spieker Properties, Inc.'s Registration
               Statement on Form S-11 (File No. 33-67906))

10.8           Form of Excluded Property Agreement between the Operating
               Partnership and certain of the Senior Officers (incorporated by reference to Exhibit 10.36 to Spieker Properties, Inc.'s
               Registration Statement on Form S-11 (File No. 33-67906))

10.9           Credit Agreement among Spieker Properties, L.P., a California
               Limited Partnership, as Borrower and Wells Fargo Bank, National
               Association, Seattle-First National Bank and Union Bank together with those Assignees becoming parties hereto pursuant to Section
               11.13, as lenders, and Wells Fargo Bank, National Association, as agent, dated as of April 15, 1994 (incorporated by reference to Exhibit 10.1 to Spieker Properties, Inc.'s Report for the quarter ended March 31, 1994)

10.10          Amendments to the Credit Agreement dated as of April 15, 1994
               (Exhibit 10.38) numbered Amendment No. 1 dated as of May 31,
               1994, Amendment No. 2 dated as of September 12, 1994 and
               Amendment No. 3 dated as of November 28, 1994 (Incorporated by reference to Exhibit 10.40 to Spieker Properties Inc.'s
               Form 10-K Report for the year ended December 31, 1994)

10.11 Amendments to the Credit Agreement dated as of April 15, 1994 number Amendment No. 4 dated as of March 31, 1995 and Amendment
               No. 5 dated as of June 15, 1995 (incorporated by reference to Exhibit 10.2 to Spieker Properties, Inc.'s Form 10-Q Report for the quarter ended September 30, 1995).

10.12          Third Amendment to First Amended and Restated Agreement of
               Limited Partnership of Spieker Properties, L.P. (incorporated by reference to Exhibit 10.1 to Spieker Properties, Inc.'s Report on
               Form 10-Q for the quarter ended September 30, 1995)

10.13          Fourth Amendment, Fifth Amendment and Sixth Amendment to First
               Amended and Restated Agreement of Limited Partnership of Spieker
               Properties, L.P. (incorporated by reference to Exhibit 10.14 to
               Spieker Properties, Inc.'s Form 10-K Report for the year ended
               December 31, 1995).

 EXHIBIT                        INDEX TO EXHIBITS                                    SEQUENTIALLY
  NUMBER                          EXHIBIT TITLE                                        NUMBERED
=================================================================================================
10.14          Credit Agreement among Spieker Properties, L.P. as borrower, and
               Wells Fargo Bank, The First National Bank of Boston,
               Seattle-First National Bank of Boston, Seattle-First National
               Bank and Union Bank, as lenders, dated as of November 6, 1995, and Loan Notes pursuant to the credit agreement (incorporated by reference to Exhibit 4.8 to Spieker Properties, Inc.'s
               Registration Statement on Form S-3 (File No. 33-98372))

12.1           Schedule of Computation of Ratio of Earnings to Combined Fixed
               Charges and Preferred Dividends (incorporated by reference to Exhibit 12.1 to the Spieker Properties, L.P.'s Annual Report on
               Form 10-K for the year ended December 31, 1995)

21.1 List of Subsidiaries of Spieker Properties, L.P. (incorporated by reference to Exhibit 21.1 to the Spieker Properties, L.P.'s
               Annual Report on Form 10-K for the year ended December 31, 1995)




*     Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement of Form S-11 (Registration No. 33-67906), which became effective on November 10, 1993.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  Spieker Properties, L.P.:

We have audited the accompanying consolidated balance sheets of Spieker Properties, L.P. (a California Limited Partnership) as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital and cash flows for the years ended December 31, 1995 and 1994 and the period from November 19, 1993 to December 31, 1993. These consolidated financial statements and the schedule referred to below are the responsibility of the management of Spieker Properties, L.P. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spieker Properties, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994 and the period from November 19, 1993 to December 31, 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule listed in the index to the financial statements is presented for the purposes of complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                        Arthur Andersen LLP

San Francisco, California
   January 25, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Spieker Partners Properties:

We have audited the accompanying combined statements of operations, partners' deficit and cash flows of Spieker Partners Properties for the period from January 1, 1993 to November 18, 1993. These combined financial statements are the responsibility of the management of Spieker Partners Properties. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Spieker Partners Properties for the period from January 1, 1993 to November 18, 1993, in conformity with generally accepted accounting principles.


                                        Arthur Andersen LLP

San Francisco, California
   January 25, 1996

                            SPIEKER PROPERTIES, L.P.
                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1995 AND 1994
                             (dollars in thousands)

                                     ASSETS

                                                             1995              1994
                                                          -----------        ---------
INVESTMENTS IN REAL ESTATE:
  Land, land improvements and leasehold interests         $   303,157        $ 238,771
  Buildings and improvements                                  756,734          624,330
  Construction in progress                                     38,980            7,512
                                                          -----------        ---------
                                                            1,098,871          870,613
  Less - Accumulated depreciation                            (124,612)         (99,786)
                                                          -----------        ---------

          Net investments in real estate                      974,259          770,827


CASH AND CASH EQUIVALENTS                                       7,573            9,663


ACCOUNTS RECEIVABLE                                             3,351            2,896


DEFERRED RENT RECEIVABLE                                        4,698            4,631


RECEIVABLE FROM RELATED PARTY                                     386              839


DEFERRED FINANCING AND LEASING COSTS, net of
  accumulated amortization of $9,586 and $11,601 as
  of December 31, 1995 and 1994, respectively                  13,485           14,406


FURNITURE, FIXTURES & EQUIPMENT, net                            1,678            1,222


PREPAID EXPENSES AND OTHER ASSETS                               6,067            5,454
                                                          -----------        ---------

                                                          $ 1,011,497        $ 809,938
                                                          ===========        =========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.
                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1995 AND 1994

                             (dollars in thousands)

                        LIABILITIES AND PARTNERS' CAPITAL

                                                                              1995              1994
                                                                           -----------        ---------
DEBT:
  Unsecured notes                                                          $   260,000        $      --
  Unsecured line of credit                                                     117,700               --
  Secured line of credit                                                            --          103,700
  Mortgage loans, net of discount of $31,617 as of December 31, 1994           112,702          400,589
  Construction loans                                                                --            9,809
                                                                           -----------        ---------
                                                                               490,402          514,098
                                                                           -----------        ---------

ASSESSMENT BONDS PAYABLE                                                        12,140            8,179

ACCOUNTS PAYABLE                                                                 3,804              164

ACCRUED REAL ESTATE TAXES                                                          506              178

ACCRUED INTEREST                                                                 2,510            3,580

UNEARNED RENTAL INCOME                                                           6,972            4,132

PARTNER DISTRIBUTIONS PAYABLE                                                   15,588           11,005

PAYABLE TO RELATED PARTY                                                            --            1,186

OTHER ACCRUED EXPENSES AND LIABILITIES                                          12,202            9,728
                                                                           -----------        ---------
      Total liabilities                                                        544,124          552,250
                                                                           -----------        ---------

MINORITY INTERESTS                                                              (1,203)          (1,072)
                                                                           -----------        ---------

COMMITMENTS AND CONTINGENCIES                                                       --               --

PARTNERS' CAPITAL:
    General Partners, including a liquidation preference of $131,250
      and $25,000 as of December 31, 1995 and 1994, respectively               419,847          206,304
    Limited Partners                                                            48,729           52,456
                                                                           -----------        ---------
        Total Partners' Capital                                                468,576          258,760
                                                                           -----------        ---------
                                                                           $ 1,011,497        $ 809,938
                                                                           ===========        =========


        The accompanying notes are an integral part of these statements.

            SPIEKER PROPERTIES, L.P. AND SPIEKER PARTNERS PROPERTIES
                            STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1995, AND 1994 AND
          FOR THE PERIODS FROM NOVEMBER 19, 1993, TO DECEMBER 31, 1993,
                 AND FROM JANUARY 1, 1993, TO NOVEMBER 18, 1993
                (dollars in thousands, except per share amounts)


                                                                                                                      Spieker
                                                                                                                      Partners
                                                                                Spieker Properties, L.P.             Properties
                                                                                      Consolidated                    Combined
                                                                      -------------------------------------------    ------------
                                                                                                     November 19,     January 1,
                                                                                                       1993 to         1993 to
                                                                       Years Ended December 31,      December 31,    November 18,
                                                                        1995             1994           1993            1993
                                                                      ---------        --------      ------------    ------------
REVENUE
   Rental income-
    From outside parties                                              $ 149,308        $119,089       $ 12,530        $ 75,448
    From related parties                                                     --              --             --             576
   Interest and other income                                              4,083           1,948            166           1,237
   Management fee income                                                     --              --             --             896
                                                                      ---------        --------       --------        --------
                                                                        153,391         121,037         12,696          78,157
                                                                      ---------        --------       --------        --------
OPERATING EXPENSES:
   Rental expenses-
    To outside parties                                                   24,601          17,998          1,589          10,892
    To related parties                                                       --              --             --           1,402
   Real estate taxes                                                     11,934          10,111          1,214           7,412
   Interest expense-
    To outside parties, including amortization of discount               46,386          44,395          4,522          47,077
    To a related party                                                       --              --             --              99
   Depreciation and amortization                                         31,602          28,953          3,174          22,438
   General and administrative and other expenses-
    To outside parties                                                    8,533           6,217            498             571
    To a related party                                                       --              --             --           3,840
                                                                      ---------        --------       --------        --------
                                                                        123,056         107,674         10,997          93,731
                                                                      ---------        --------       --------        --------
   Income (loss) from operations before disposal of real estate
      properties, minority interests and extraordinary items             30,335          13,363          1,699         (15,574)
                                                                      ---------        --------       --------        --------
DISPOSAL OF REAL ESTATE PROPERTIES:
   Gain on sale                                                              --              --             --             430
   Income from operations                                                    --              --             --              --
                                                                      ---------        --------       --------        --------
   Income (loss) from operations before minority interests and
      extraordinary items                                                30,335          13,363          1,699         (15,144)
MINORITY INTERESTS' SHARE IN NET LOSS                                       109              30             --           1,781
                                                                      ---------        --------       --------        --------
      Net income (loss) before extraordinary items                       30,444          13,393          1,699         (13,363)
EXTRAORDINARY ITEMS                                                     (40,805)             --         (2,960)             --
                                                                      ---------        --------       --------        --------
      Net income (loss)                                               $ (10,361)       $ 13,393       $ (1,261)       $(13,363)
                                                                      =========        ========       ========        ========
      General Partner                                                    (8,837)         10,541       $   (980)
      Limited Partner                                                    (1,524)          2,852           (281)
                                                                      ---------        --------       --------
        Totals                                                        $ (10,361)       $ 13,393       $ (1,261)
                                                                      =========        ========       ========

   Net income (loss) per Operating Partnership unit:
      Income before extraordinary items                               $     .90        $    .49       $     .06
      Extraordinary items                                                 (1.21)             --            (.11)
                                                                      ---------        ---------      ---------
        Net income (loss)                                             $    (.31)       $    .49       $    (.05)
                                                                      =========        ========       =========
   Distributions per Operating Partnership Unit:
      General Partners:
        From net income                                               $      --        $    .49       $      --
        Representing a return of capital                                   1.76            1.11             .19
                                                                      ---------        ---------      ---------
        Total distributions                                           $    1.76        $    1.60      $     .19
                                                                      =========        =========      =========
      Limited Partners:
        From net income                                               $      --        $     .49      $      --
        Representing a return of capital                                   1.68             1.11            .19
                                                                      ---------        ---------      ---------
        Total distributions                                           $    1.68        $    1.60      $     .19
                                                                      =========        =========      =========

        The accompanying notes are an integral part of these statements.

            SPIEKER PROPERTIES, L.P. AND SPIEKER PARTNERS PROPERTIES
                         STATEMENTS OF PARTNERS' CAPITAL
                FOR THE YEAR ENDED DECEMBER 31, 1995 AND 1994 AND
          FOR THE PERIODS FROM NOVEMBER 19, 1993, TO DECEMBER 31, 1993,
                 AND FROM JANUARY 1, 1993, TO NOVEMBER 18, 1993
                             (dollars in thousands)

                                         Spieker Partners
                                        Properties Combined                      Spieker Properties, L.P. Consolidated
                                      ----------------------    ----------------------------------------------------------------
                                      Interests                   General      Limited
                                        to be      Continuing     Partner      Partner        General      Limited
                                       Acquired    Interests       Units        Units         Partner      Partner       Total
                                      --------     ---------    ----------   -----------    -----------   ---------    ---------
BALANCE AT DECEMBER 31,
  1992                                $(23,178)    $(120,824)           --            --    $        --   $      --    $(144,002)
  Contributions                            201        24,125            --            --             --          --       24,326
  Distributions                         (1,380)       (7,293)           --            --             --          --       (8,673)
  Net loss                              (1,615)      (11,748)           --            --             --          --      (13,363)
                                      --------     ---------    ----------   -----------    -----------   ---------    ---------

BALANCE AT NOVEMBER 18,
  1993                                 (25,972)     (115,740)           --            --             --          --     (141,712)
  Basis adjustments and
   acquisitions of limited partners'
   interests                            25,972       115,740            --            --       (176,874)     60,749       25,587
  Initial public offering                   --            --    20,400,000     5,894,100        418,200          --      418,200
  Underwriting commissions and
   offering costs                           --            --            --            --        (31,409)         --      (31,409)
  Partner Distributions                     --            --            --            --         (3,876)     (1,120)      (4,996)
  Net loss                                  --            --            --            --           (980)       (281)      (1,261)
                                      --------     ---------    ----------   -----------    -----------   ---------    ---------

BALANCE AT DECEMBER 31,
  1993                                      --            --    20,400,000     5,894,100        205,061       59,348     264,409
  Contribution-Proceeds from
   sale of Series A Preferred Stock         --            --     1,219,512            --         23,949          --       23,949
  Conversion of limited partners'
   interest                                 --            --        17,514       (17,514)           330        (330)          --
  Amortization of deferred
   compensation                             --            --            --            --            330          --          330
  Partner Distributions                     --            --            --            --        (33,907)     (9,414)     (43,321)
  Net loss                                  --            --            --            --         10,541       2,852       13,393
                                      --------     ---------    ----------   -----------    -----------   ---------    ---------

BALANCE AT DECEMBER 31,
  1994                                                          21,637,026     5,876,586        206,304      52,456      258,760
  Contribution-Proceeds from
   sale of Series B Preferred Stock         --            --            --            --        102,064          --      102,064
  Contribution-Proceeds from
   sale of Class B Common Stock             --            --     2,531,646            --         49,961          --       49,961
  Contribution-Proceeds from
   sale of Common Stock                     --            --     6,256,329            --        117,158          --      117,158
  Conversion of limited partners'
   interests                                --            --        16,731       (16,731)           343        (343)          --
  Contribution of property                  --            --            --       705,501             --       8,907        8,907
  Exercise of stock options                 --            --        33,500            --            686          --          686
  Amortization of deferred
   compensation                             --            --            --            --            339          --          339
  Partner Distributions                     --            --            --            --        (48,171)    (10,767)     (58,938)
  Net loss                                  --            --            --            --         (8,837)     (1,524)     (10,361)
                                      --------     ---------    ----------   -----------    -----------   ---------    ---------
BALANCE AT DECEMBER 31,
  1995                                $     --     $      --    30,475,232     6,565,356    $   419,847   $  48,729    $ 468,576
                                      ========     =========    ==========   ===========    ===========   =========    =========

        The accompanying notes are an integral part of these statements.

            SPIEKER PROPERTIES, L.P. AND SPIEKER PARTNERS PROPERTIES
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994 AND
          FOR THE PERIODS FROM NOVEMBER 19, 1993, TO DECEMBER 31, 1993,
                 AND FROM JANUARY 1, 1993, TO NOVEMBER 18, 1993
                             (dollars in thousands)

                                                                                                                        Spieker
                                                                                                                        Partners
                                                                                Spieker Properties, L.P.               Properties
                                                                                      Consolidated                      Combined
                                                                         ------------------------------------------   -------------
                                                                                                        November 19,    January 1,
                                                                                                         1993 to         1993 to
                                                                          Years Ended December 31,      December 31,    November 18,
                                                                           1995             1994           1993            1993
                                                                         ---------       ---------      ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                      $ (10,361)      $  13,393       $  (1,261)      $(13,363)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used) for operating activities-
    Depreciation and amortization                                           31,602          28,953           3,174         22,438
    Amortization of discount and deferred financing costs                    9,362           9,727             798            649
    Amortization of deferred compensation                                      368             330              --             --
    Minority interests' share of net loss                                     (109)            (30)             --         (1,781)
    Extraordinary items                                                     40,805              --             722             --
    Interest costs funded by capital contribution                               --              --              --            442
    Gain on sale of property                                                    --              --              --           (430)
    Decrease (increase) in accounts receivable and other assets             (2,858)         (2,046)          1,357         (3,714)
    Increase in receivables from related parties                               453            (839)             --             --
    Additions to leasing costs                                              (4,083)         (3,235)         (1,393)        (3,110)
    Increase in accounts payable and accrued expenses and liabilities        8,959             418           2,811          1,646
    Increase (decrease) in accrued real estate taxes                           328            (154)         (2,256)          (229)
    Increase (decrease) in accrued interest                                 (1,070)            803              21          1,021
    Increase (decrease) in payable to related party                         (1,186)         (1,962)          1,962            237
                                                                         ---------       ---------       ---------       --------
      Net cash provided by operating activities                             72,210          45,358           5,935          3,806
                                                                         ---------       ---------       ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to properties                                                 (196,254)       (159,246)       (102,029)       (19,979)
  Decrease (increase) in restricted cash                                        --           1,057            (637)         1,966
  Acquisition of limited partners' interests                                    --              --         (66,384)            --
  Proceeds from sale of properties                                              --              --              --          1,041
                                                                         ---------       ---------       ---------       --------
      Net cash used for investing activities                              (196,254)       (158,189)       (169,050)       (16,972)
                                                                         ---------       ---------       ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                       325,177         167,836             365         49,229
  Payments on debt                                                        (403,263)        (55,910)       (168,911)       (36,338)
  Payments of deferred financing fees                                       (2,747)         (1,929)             --           (339)
  Payment of distributions                                                 (54,377)        (37,319)             --             --
  Capital contributions -- stock offerings                                 269,183          23,949              --             --
  Capital contributions -- stock options exercised                             686              --              --             --
  Prepayment of interest, restructuring fees, and penalties                (12,705)             --         (42,634)            --
  Initial public offering proceeds, net                                         --              --         386,791             --
  Contributions by continuing interests                                         --              --              --         20,333
  Distributions to continuing interests                                         --              --              --         (7,293)
  Contributions by minority interests                                           --              --              --          2,000
  Distributions to minority interests                                           --              --              --         (1,776)
  Contributions by limited partnerships interests to be acquired                --              --              --            201
  Distributions to limited partnership interests to be acquired                 --              --              --         (1,380)
                                                                         ---------       ---------       ---------       --------
      Net cash provided by financing activities                            121,954          96,627         175,611         24,637
                                                                         ---------       ---------       ---------       --------
      Net increase (decrease) in cash and cash equivalents                  (2,090)        (16,204)         12,496         11,471
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             9,663          25,867          13,371          1,900
                                                                         ---------       ---------       ---------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   7,573       $   9,663       $  25,867       $ 13,371
                                                                         =========       =========       =========       ========

1.    ORGANIZATION AND BASIS OF PRESENTATION:

        [*]

      Spieker Properties, L.P. (the "Operating Partnership") was formed on November 10, 1993 and commenced operations on November 19, 1993 when Spieker Properties, Inc. ("the Company") completed an initial public offering ("IPO") and issued 20,400,000 Shares of Common Stock at $20.50 per share, or $418,200. Net proceeds of $386,800 were used to purchase an approximate 77.6 percent general partnership interest in the Operating Partnership. The Operating Partnership used the funds it received from the Company as follows: (i) $213,800 to repay certain indebtedness and modify the terms of certain other indebtedness (ii) $101,900, including related transfer costs, to acquire three office buildings located in Palo Alto, California, and the unaffiliated interest in an industrial property located in San Jose, California, and (iii) $66,400, including related transfer costs, to acquire the interest of unaffiliated limited partners in certain properties. In addition, the individual partners in Spieker Partners exchanged their interests in these properties for an approximate 22.4 percent limited partnership interest in the Operating Partnership.

      The transaction was accounted for as a business combination using the purchase method for the acquisition of the separate properties and the interest of the unaffiliated limited partners. The predecessor cost basis was maintained to the extent of the 22.4 percent interest in those properties received from the former partners of Spieker Partners.

      On May 13, 1994, the Company sold 1,000,000 shares of Series A Preferred Stock (convertible into 1,219,512 shares of Common Stock) for $25.00 per share to an individual investor. Proceeds from the sale were contributed to the Operating Partnership and were used to fund the acquisition and development of commercial properties.

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

      As a result of the aforementioned stock offerings and contribution of capital to the Operating Partnership by the Company, the Company owns approximately 82.3 percent general partner interest of the Operating Partnership as of December 31, 1995.


* Certain information on this page has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

      The Operating Partnership is primarily engaged in the ownership, operation, management, leasing, acquisition, expansion and development of industrial, suburban office, and retail income-producing properties. As of December 31, 1995, the Operating Partnership owned (i) 100 percent of 113 properties, (ii) a 100 percent general partner interest in Spieker Washington Interest Partners ("SWIP"), a California general partnership, which owns 100 percent of 13 properties, (iii) a 90 percent interest in one property, (iv) a 93 percent interest with SWIP in one property, and
      (v) 95 percent of the Series A Preferred Stock of Spieker Northwest, Inc., which provides fee management and other services for properties not owned by the Operating Partnership. The Operating Partnership's 128 properties, aggregating approximately 16.3 million leasable square feet, are comprised of 71 industrial properties, 43 office properties, and 14 retail properties. All of the properties are located in California and the Pacific Northwest.

      Spieker Partners Properties

      Spieker Partners Properties is not a legal entity, but rather a combination of the assets, liabilities and operations of 92 limited partnerships controlled and operated by Spieker Partners, a California general partnership ("Spieker Partners"). Prior to November 19, 1993, these partnerships were wholly owned by individual partners of Spieker Partners and individual limited partners. Additionally, the financial statements of Spieker Partners Properties include a 93rd property, the 2180 Sand Hill Road property in Menlo Park, California. The accounts of Spieker Partners are not included as a component of these financial statements.

      All significant intercompany balances and transactions have been eliminated in the combined financial statements.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Consolidation

      The consolidated financial statements include the consolidated financial position of the Operating Partnership and SWIP as of December 31, 1995 and 1994, and their consolidated results of operations and cash flows for the years ended December 31, 1995 and 1994 and the period from November 19, 1993 to December 31, 1993. The Operating Partnership's investment in Spieker Northwest, Inc. is accounted for under the equity method. The carrying value of Spieker Northwest, Inc. of $53 and $47 at December 31, 1995 and 1994, respectively, is included in prepaid expenses and other assets. Prior to November 19, 1993, the Operating Partnership had no operations. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

      Properties

      Properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the properties. The estimated lives are as follows:

      Land improvements and leasehold interests     18 to 40 years
      Buildings and improvements                    10 to 40 years
      Tenant improvements                           Term of the related lease

      In accordance with the Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Operating Partnership on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of December 31, 1995 and 1994, none of the carrying values of the properties exceeded their estimated fair values. As of December 31, 1995 and 1994, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located. The carrying value of all properties is below their estimated fair values.

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

      Ground Leases

      The land on which three of the Operating Partnership's properties are located is owned by Stanford University and is subject to ground leases. The ground leases expire in 2039 or 2040, and unless the leases are extended, the use of the land, together with all improvements, will revert back to Stanford University. The former owners of the three properties prepaid the ground leases through 2011, 2012 and 2017; thereafter, the Operating Partnership will be responsible for the ground lease payments, as defined under the terms of the leases. These ground lease payments have been segregated from the total purchase price of the properties, capitalized as leasehold interests in the accompanying consolidated balance sheet, and are being amortized ratably over the terms of the related prepayment periods (18 to 24 years).

      Deferred Financing and Leasing Costs

      Costs incurred in connection with financing or leasing are capitalized and amortized on a straight-line basis over the term of the related loan or lease for periods ranging from 2 to 25 years. Unamortized leasing costs are charged to expense upon the early termination of the lease.

      Debt Discount and Prepaid Interest

      Debt discount consists of prepaid interest and an arrangement fee paid to Prudential Life Insurance for modifying the Prudential Debt at the time of the IPO. The arrangement fee of $2,142 is treated as an adjustment of interest expense. This fee, along with the interest prepaid to the lender, is amortized to expense using the effective interest method over the term of the related debt. On December 11, 1995, the Prudential Debt was prepaid with the proceeds from the December 1995 offerings. The unamortized debt discount was written off and an extraordinary item was recognized.

      Prepaid interest deposited with an independent financial intermediary in connection with the IPO is classified as prepaid expenses and other assets and is amortized over the term of the related loans.

      Fair Value of Financial Investments

      Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Operating Partnership, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit and overnight repurchase agreements with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

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

      Extraordinary Items

      Extraordinary items for the year ended December 31, 1995, consist of (i) $11,767 in prepayment penalties, and a write-off of $28,100 in previously capitalized debt discount related to the Prudential Debt paydown as a result of the December 1995 offerings, and (ii) a fee of $938 paid in connection with the conversion of the secured line of credit into an unsecured facility.

      Extraordinary items incurred during the period from November 19, 1993 to December 31, 1993, consist of (i) $2,238 of prepayment penalties for debt paid off and paid down as part of the IPO, and (ii) the write-off of previously capitalized deferred financing fees of $722 related to the debt paid off and paid down as part of the IPO.

      Income Allocation

      Income is allocated to the Partners based upon the terms set forth in the partnership agreement of the Operating Partnership.

      Net Income (Loss) Per Unit

      Per unit amounts for the Operating Partnership are computed using the weighted average units outstanding during the period. The weighted average general partner units and limited partner units outstanding for the years ended December 31, 1995 and 1994 and for the period from November 19, 1993 to December 31, 1993 are as follows:

                                  General Partner Units   Limited Partner Units
                                  ---------------------   ---------------------
      Year ended:
        December 31, 1995               27,360,000              6,409,742
        December 31, 1994               21,192,655              5,876,586
      Period from:
        November 19, 1993 to
          December 31, 1993             20,400,000              5,894,100

      Reclassifications

      Certain items in the 1993 and 1994 financial statements have been reclassified to conform to the 1995 presentation.

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

3.    RELATED-PARTY TRANSACTIONS:

      Revenues and Expenses

      Management fee income for the year ended December 31, 1995 of $1,427 included in interest and other income is from Spieker Partners and affiliates.

      Prior to November 18, 1993, Spieker Partners provided services to the properties included in Spieker Partners Properties. Amounts charged to the properties for these services for the period from January 1, 1993 to November 18, 1993 consist of (i) management fees of $2,115, (ii) general and administrative expenses of $1,725 and (iii) salaries and benefits of $1,402.

      Spieker Partners leased office space from certain entities included in Spieker Partners Properties under seven operating leases with initial lease terms ranging from one to five years. These leases were canceled upon consummation of the IPO because these business activities are now conducted by the Company. Rental income, including operating expense reimbursements, recognized by Spieker Partners Properties relative to the aforementioned leases was $576 in the period from January 1, 1993 to November 18, 1993.

      Acquisition of Properties

      On July 14, 1995, the Operating Partnership acquired a 50 percent ownership interest and a 50 percent beneficial ownership interest in a 116,096 square foot office building located in San Mateo, California (the "San Mateo Property") valued at approximately $13,500, through the purchase of a partnership interest in a related entity in which two partners held a general partnership interest. As outlined in the Company's S-11 Registration Statement (registration no. 33-67906), this project was not contributed to the Operating Partnership at the IPO because a satisfactory arrangement could not be reached with the unaffiliated partners in the Partnership at that time. The partners were subsequently able to reach an agreement with the unaffiliated partners, and the Operating Partnership exercised its option to acquire the interests of the unaffiliated partners. The Operating Partnership paid $3,425 to the unaffiliated partners and issued partnership units with a value of $776 to the two partners in exchange for the beneficial ownership. A mortgage of $9,345 was assumed in connection with the purchase. The basis of the property was recorded as the sum of the cash paid to acquire outside investor interests and the carryover basis of the two partners of the Operating Partnership who held general partnership interests in the San Mateo property. The monetary value of the Operating Partnership units issued to the two partners of the Operating Partnership was based upon the negotiated value paid to the unaffiliated partners. The number of Operating Partnership units issued was calculated by such monetary basis by the stock price of the Company's common stock (into which such units are convertible) at the close of the day prior to acquisition.

      During the second quarter of 1995, the Operating Partnership acquired four land parcels under landholding agreements with certain partners of the Operating Partnership. The landholding agreements provide that the Operating Partnership has the option to purchase a landholding for the lower of a predetermined fixed price or an appraised fair market value. A
      4.36 acre parcel of land located in Sacramento, California was acquired for $1,140, which was a negotiated price that was lower than the fixed price specified in the landholding agreement. The Operating Partnership acquired the land for the purpose of developing a 45,000 square foot office building at an estimated total cost of $5,400. As part of the land purchase price, the Operating Partnership issued partnership units valued at $324 to certain partners. A 2.91 acre parcel of land located in Milpitas, California was acquired for $617, which was a negotiated price that was lower than the fixed price specified in the landholding agreement. The land was acquired for the purpose of developing a 36,030 square foot industrial building at a total estimated cost of $2,400. A 3.78 acre parcel of land located in Monterey, California was acquired for $659, which was a negotiated price that was lower than the fixed price specified in the landholding agreement. The land was acquired for the purpose of developing a 31,560 square foot industrial complex at a total estimated cost of $2,600. Construction of these developments commenced during the third quarter of 1995. A 3.40 acre parcel of land located in Monterey, California was acquired for $400, which was a negotiated price that was lower than the fixed price specified in the landholding agreement. The land was acquired for the purpose of developing a 23,000 square foot office complex at a total estimated cost of $3,000. Construction of this development began during the second quarter of 1995. The land was recorded at the historical cost basis of the partners.

      On March 31, 1995, the Operating Partnership acquired a 175,900 square foot industrial project valued at $5,900, located in Fresno, California through the purchase of a partnership interest in a related entity in which two partners of the Operating Partnership held a general partnership interest, under similar circumstances as described with regard to the San Mateo Property above. The Operating Partnership paid $2,300 to the unaffiliated partners, assumed $2,200 of debt and issued partnership units in the Operating Partnership with a value of $1,400 to the two partners. The basis of the property was recorded as the sum of the cash paid to acquire outside investor interests and the carryover basis of the two partners of the Operating Partnership who held general partnership interests in the property. The monetary value of the Operating Partnership units issued to the two partners was based upon the negotiated value paid to the unaffiliated partners. The number of Operating Partnership units issued was calculated by dividing the negotiated market value by the stock price of the Company's common stock into which such units are convertible at close of the day prior to acquisition.

      Upon approval by the Company's independent directors on April 6, 1994, the Operating Partnership purchased a 7.6 acre parcel of land located in Hayward, California for $1,800, under a landholding agreement with certain partners of the Operating Partnership. The Operating Partnership exercised its option to purchase the landholding in connection with a build-to-suit of a 176,000 square foot warehouse. The fixed price of $1,800 was below market value.

      Receivable From Related Party

      The $386 receivable at December 31, 1995, primarily represents amounts due from Spieker Partners and affiliates for reimbursement of property insurance.

      The $839 receivable at December 31, 1994, represents certain legal fees and construction costs which, at the time of the IPO, were deemed to be the obligation of Spieker Partners and its affiliates. The amounts were not incurred until the fourth quarter of 1994.

      Payable to Related Party

      As of December 31, 1994, the Operating Partnership recorded amounts payable to Spieker Partners and other affiliates of $1,186. The amount payable at December 31, 1994, represents construction financing provided by Spieker Partners to one of the entities included in Spieker Partners Properties and now owned by the Operating Partnership. These amounts were repaid in 1995.

4.    DEBT:

      As of December 31, 1995 and 1994, debt consists of the following:

                                                                                       1995           1994
                                                                                     --------      ---------
      Unsecured investment grade notes, varying fixed interest rates from 6.65%
        to 6.95% payable semi-annually, due 2000 to 2002                             $260,000      $      --
      Unsecured line of credit, LIBOR + 1.5%, 7.22% at December 31, 1995, due
        1997                                                                          117,700             --
      Secured line of credit                                                               --        103,700
      Mortgage loans, varying interest rates from 7.5% to 13.75%, due
        1996 to 2012                                                                  112,702        432,206
      Construction loans, rates from prime + 1% to prime + 1.5%, 9.5% to 10% at
        December 31, 1994                                                                  --          9,809
                                                                                     --------      ---------
                                                                                      490,402        545,715

      Less debt discount                                                                   --        (31,617)
                                                                                     --------      ---------
                                                                                     $490,402      $ 514,098
                                                                                     ========      =========

      Mortgage loans generally require monthly principal and interest payments. The mortgage loans are secured by a first or second deed of trust on the related properties. Under the terms of the loan agreements 23 properties are collateralized, of which 6 are cross-collateralized. Undepreciated book value of real estate assets pledged as collateral under first deeds of trust for mortgage loans at December 31, 1995 and December 31, 1994 is $162,885 and $545,715, respectively.

      On November 6, 1995, the Operating Partnership converted its secured line of credit to a $150 million unsecured line of credit (the "line"). The line matures in November 1997 and the Operating Partnership has an option to extend the line for one year upon payment of a fee equal to .12% of the total line. The line also includes a fee on average unused funds, which varies between 0.125% and 0.20% based on the average outstanding balance. The Company is a guarantor of the line.

      Construction loans represent amounts drawn under commitments to develop property. These loans, including accumulated interest, are generally replaced by other types of financing upon completion of the related project. The loans are secured by a deed of trust and assignment of rents on the related property. There were no construction loans outstanding as of December 31, 1995.

      Interest capitalized for the years ended December 31, 1995 and 1994 was $1,301 and $468, respectively.

      Maturity Schedule

      The scheduled maturities of all debt outstanding as of December 31, 1995 are as follows:

               Year                                                            Amount
               ----                                                            ------

               1996                                                           $ 26,689
               1997 (includes line of credit, see paragraph above)             138,115
               1998                                                             37,907
               1999                                                                892
               2000                                                            100,973
               Thereafter                                                      185,826
                                                                              --------
                                                                              $490,402
                                                                              ========

5.    LEASING ACTIVITY:

      Future minimum rentals due under noncancelable operating leases in effect at December 31, 1995, with tenants are as follows:

                       Year                           Amount
                       ----                           ------

                       1996                          $141,104
                       1997                           121,926
                       1998                            96,976
                       1999                            77,705
                       2000                            59,528
                       Thereafter                     155,346
                                                      -------
                                                     $652,585
                                                     ========

      In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $32,125 and $16,463 for the years ended December 31, 1995 and 1994, respectively, and $1,607 and $10,059 for the periods from November 19, 1993 to December 31, 1993 and from January 1, 1993 to November 18, 1993, respectively. These amounts are included as rental revenue and rental expense in the accompanying statements of operations. Certain of the leases also provide for the payment of additional rent based on a percentage of the tenant's revenues. Additional rents under these leases for the years ended December 31, 1995 and 1994, and for the periods from November 19, 1993 to December 31, 1993 and from January 1, 1993 to November 18, 1993 were $310, $298, $30, and $260, respectively. Certain leases contain options to renew.

6.    PARTNER DISTRIBUTIONS PAYABLE

      The partner distributions payable at December 31, 1995 and 1994 represent amounts payable to partners for the quarters then ended.

7.    INCOME TAXES

      Spieker Properties, L.P. and its subsidiary partnerships file federal and state income tax returns. They pay no income taxes other than the $800 minimum tax per partnership to the State of California. Taxable income or loss is reportable by the individual partners.

      The Operating Partnership's consolidated taxable income for the years ended December 31, 1995 and 1994 and for the period from November 19, 1993 to December 31, 1993 was $5,098, $26,563 and $4,651, respectively.

      The differences between book income and taxable income primarily result from timing differences consisting of depreciation expense for tenant improvements and prepaid rental income.

      Income taxes are not provided for in Spieker Partners Properties' combined financial statements because the entities that own the properties and the operating businesses are partnerships and the taxable income or loss is included in the income tax returns of the individual partners.

8.    EMPLOYEE RETIREMENT AND STOCK PLANS:

      Retirement Savings Plan

      Effective January 1, 1994, the Operating Partnership adopted a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Operating Partnership which amounted to $266 and $239 for the years ended December 31, 1995 and 1994. In addition, the Operating Partnership may make additional contributions at the discretion of management. Management authorized additional contributions of $126 and $117 for the years ended December 31, 1995 and 1994.

      Employee Stock Incentive Pool

      At the time of the Company's initial public offering, the Senior Officers of the Company reserved a portion of their limited partnership interests in the Operating Partnership for awards and conversion into common stock to existing employees at that time. The aggregate amount of interests reserved for the Employee Stock Incentive Pool is equivalent to 69,990 Partnership Units in the Operating Partnership is equivalent to 69,990 shares of common stock. The participants in the Pool were granted 25% of their respective allocations on January 1, 1994 and January 1, 1995 resulting in a total of 50% of stock awards having been granted. The remainder of the employees' allocations will be granted in two equal awards on each of the subsequent two anniversaries of the first award, provided that the employee has not previously terminated employment.

      The initial deferred compensation of $1,320 pertaining to the 69,990 units was recorded in the equity accounts of the Company with a corresponding entry in the capital account of the Operating Partnership, and is being amortized annually based on the vesting period. The initial value was calculated by multiplying the number of shares of Common Stock into which the 69,990 Partnership Units are convertible by the Company's Common Stock price on the date of grant.

      For the year ended December 31, 1995, non-cash compensation expense arising from the conversion of 16,731 shares of common stock equivalents was $339, and the deferred compensation was $652.

      Merit Plan

      Certain limited partners of the Operating Partnership reserved a portion of their partnership units in the Operating Partnership, equivalent to $4,200, to reward key employees of the Operating Partnership for significant individual contributions to the enhancement of the Operating Partnership's value and to encourage further equity interests in the Operating Partnership.

      On an annual basis, certain partners will review the performance of the key employees and will award, at their discretion, options to acquire limited partnership interests from the Merit Plan to qualifying individuals. The Merit Plan represents a reallocation of certain partners' ownership of limited partnership interests. As of December 31, 1995, 25,610 options to acquire limited partnership interests have been awarded under the Merit Plan.

      To the extent that awards are made under the Merit Plan, they are compensatory. Accordingly, non-cash compensation expense is recorded in the Operating Partnership's financial statements.

9.    COMMITMENTS AND CONTINGENCIES:

      Environmental Matters

      The Operating Partnership follows the policy of monitoring its properties for the presence of hazardous or toxic substances. The Operating Partnership is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Operating Partnership's business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on the Operating Partnership's results of operations and cash flow.

      Lease Commitments

      The Operating Partnership will be responsible for minimum ground lease payments of $213, $900 and $1,108 beginning in 2011, 2012 and 2017, respectively, through 2040, 2039 and 2040, respectively (see Note 2).

      General Uninsured Losses

      The Operating Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses which may be either uninsurable, or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity. Although the Operating Partnership has obtained certain limited earthquake insurance policies, should a property sustain damage as a result of an earthquake, the Operating Partnership may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Should an uninsured loss occur, the Operating Partnership could lose its investment in, and anticipated profits and cash flows from, a property.

10.     SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                               Spieker Partners
                                                                                 Spieker Properties, L.P.         Properties
                                                                                      Consolidated                 Combined
                                                                            ---------------------------------     ----------

                                                                                                    November 19,   January 1,
                                                                                                      1993 to       1993 to
                                                                          Years Ended December 31,  December 31,  November 18,
                                                                             1995         1994         1993          1993
                                                                            -------      -------    ------------  ------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Cash paid for interest                                                  $39,876      $34,116      $ 3,703      $45,771

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
    Extraordinary loss write-off of deferred financing costs                 28,100           --           --           --
    Debt assumed in relation to property acquisitions                        22,827           --           --           --
    Capital recorded in relation to property acquisitions                     8,877           --           --           --
    Increase in minority interest for non-cash compensation                      29           --           --           --
    Conversion of debt to limited partnership interests
      to be acquired                                                             --           --           --        3,100
    Write-off of fully depreciated property                                   3,662       10,672          715        8,333
    Write-off of fully amortized deferred financing and
      leasing costs                                                           1,847        2,618          955        3,871
    Payments on property indebtedness funded by capital
      contributions                                                              --           --           --          250
    Loan assumption with related increase in property                            --           --        4,884           --
    Step-up in property basis                                                    --           --       11,359           --
    Carve-out of land parcels-                                                   --
       Property indebtedness                                                     --           --        3,513           --
       Land and land improvements                                                --           --        5,317           --

11.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          Quarter
                                      -------------------------------------------------
                                       First       Second        Third          Fourth          Total
                                      -------      -------      --------       --------       ---------
    Revenues                          $35,281      $37,744      $ 39,025       $ 41,341       $ 153,391
    Income from operations              4,440        6,991         8,811         10,093          30,335
    Net income (loss)                   4,445        6,997         8,818        (30,621)        (10,361)
    Income (loss) per share of
      Operating Partnership Unit
                                         0.16         0.21          0.24          (0.92)          (0.31)

12.   SUBSEQUENT EVENTS:

      On January 19, 1996 the Operating Partnership sold $100,000 of unsecured investment grade notes bearing interest at 6.9% and due January 15, 2004. Net proceeds of $98,973 were used to repay borrowings on the unsecured line of credit.

      On February 28, 1996, the Company concurrently sold 4,887,500 shares of Common Stock (including underwriters option to cover over-allotments of 637,500 shares) through an underwritten public offering and directly placed 1,176,470 shares of Class C Common Stock and 135,000 shares of Common Stock with a limited number of institutional investors at $25.50 per share. The Company contributed the net proceeds to Operating Partnership and were primarily used to repay floating rate debt.

                            SPIEKER PROPERTIES, L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31,1995


                                                                      INITIAL COST TO COMPANY
                                                                   --------------------------------      ADDITIONS
                                                    ENCUMBRANCES       LAND AND                             AND
PROJECT                            LOCATION         AND LIENS (1)  LEASEHOLD INTEREST     BUILDINGS     IMPROVEMENTS
- --------------------------------------------------------------------------------------------------------------------
Stender Way II                  Santa Clara, CA                       $  118,274        $  840,169      $1,250,787
Scott Blvd.                     Santa Clara, CA                          128,623           648,750       1,753,225
Fresno Warehouse II             Fresno, CA              33,534           310,908         1,616,875       1,731,588
Bakersfield Warehouse           Bakersfield, CA                          519,900         1,623,282       2,004,571
Terminal St. Warehouse          Sacramento, CA                           198,113         1,181,083         245,559
Stender Way I                   Santa Clara, CA                           98,915           536,920         230,416
Applied Materials I             Santa Clara, CA      3,866,825           381,686         1,625,507           3,690
Sunnyvale Business Center       Santa Clara, CA        133,295           257,035           811,284         555,713
Cupertino Business Center       Cupertino, CA                          3,876,840         3,970,597         772,106
Fresno Warehouse III            Fresno, CA                               405,166         1,407,087         423,844
North American Van Lines        San Jose, CA                           2,191,699         4,999,710         786,893
Applied Materials II            Santa Clara, CA      8,631,039           651,943         3,392,605       3,040,850
Front Street Warehouse          Sacramento, CA                           294,674           908,485         207,700
Aspect Building                 San Jose, CA           181,015         2,223,805         2,265,103       2,058,080
Cadillac Court                  Milpitas, CA           141,278           959,042         1,493,087         972,431
Ryan Ranch Industrial           Monterey, CA                             422,500           969,386         798,752
Fremont Bayside                 Fremont, CA            499,520         1,245,617         2,704,137         932,456
Livermore Commerce Ctr.         Livermore, CA           41,924         1,312,199         3,563,238         983,645
Fairfield Business Center       Fairfield, CA           21,692           439,350         2,662,769       1,238,978
Patrick Henry Drive             San Jose, CA            17,185           933,058         2,702,038       2,277,020
COG Warehouse                   Milpitas, CA           551,374         2,549,224         1,907,937       1,086,032
North 10th Warehouse            Sacramento, CA                           641,285         1,948,032       1,100,021
Okidata Distribution Center     Milpitas, CA           380,745         1,808,159         1,750,086       1,132,809
Pro Log                         Monterey, CA                             780,000         1,148,054       1,058,360
Huntwood Business Center        Hayward, CA             18,276           198,026           686,076       1,271,015
Independent Rd Warehouse        Oakland CA                               237,380           706,174         313,217
Grandview Drive                 So. San Fran, CA       588,444           259,751           561,224         520,092
Baycenter Business Park II      Hayward, CA          7,597,115         1,228,225         3,116,626       2,184,763
Keebler Warehouse               Hayward, CA          2,547,793           569,642         1,568,210         345,708
Fremont Commerce Center         Fremont, CA                              614,357         1,588,166         570,393
Montague Industr. Center        Palo Alto, CA        9,294,629         1,482,000         5,131,899       5,667,235
Dubuque Business Center         So. San Fran, CA                       2,912,158         3,128,405       3,508,660
Cabot Blvd. Warehouse           Hayward, CA                            1,550,174         4,531,092         867,368
Benicia Commmerce Center        Benicia, CA                              434,027         3,810,746       1,327,501
Eden Landing Bus. Center        Hayward, CA                            1,152,163         1,940,740         355,564
Good Guys Dist. Center          Hayward, CA             27,640         4,923,246         9,254,184         817,656
Fleetside Comrce Center         Benicia, CA            395,300         1,080,303         2,952,609         544,636
Industrial Dr. Warehouse        Fremont, CA          4,631,122         1,822,496         3,793,609         625,410
Redwood Shores                  Redwood City, CA                       3,437,897         3,702,938       2,010,245
Baycenter Business Park I       Hayward, CA                            1,500,000         4,105,976          51,231
2905-2909 Stender Way           Santa Clara, CA                          385,992         1,157,977         444,000
Meier - Central South           Santa Clara, CA      2,430,536         2,571,112         6,953,513               0
Meier - Mountain View           Santa Clara, CA      8,611,695         5,265,351        14,236,164               0
Meier - Central North           Santa Clara, CA                        1,753,361         4,740,570               0
Meier - Sunnyvale               Santa Clara, CA                          352,776           953,800               0
732-834 Striker Ave             Sacramento, CA                         1,009,601         2,734,914         166,700
Fresno Warehouse I              Fresno, CA           2,172,039           841,100         2,274,907               0
Walsh & Lafayette Ind Park      Santa Clara, CA                        3,359,291                                 0
Ridder Park                     San Jose, CA           184,590         1,794,057                                 0
Ryan Ranch - Lot 14B            Monterey, CA                             663,479                                 0
Cadillac Court II               Milpitas. CA           191,731           816,766                                 0

                                     GROSS AMOUNT AT CLOSE OF PERIOD
                                 --------------------------------------------                    DATE OF
                                     LAND          BUILDINGS AND                              CONSTRUCTION    DEPRECIABLE
                                 LAND IMP. AND       BUILDING                   ACCUMULATED      AND/OR          LIVES
Project                           LEASEHOLD INT.   IMPROVEMENTS       TOTAL     DEPRECIATION   ACQUISITION      (YEARS)
- -------------------------------------------------------------------------------------------------------------------------
Stender Way II                     $  491,822       $1,717,408    $ 2,209,230   $  518,491         1978           4-40
Scott Blvd.                           573,696        1,956,902      2,530,598      499,296         1976           4-40
Fresno Warehouse II                   784,254        2,875,117      3,659,371      829,484         1981           3-40
Bakersfield Warehouse               1,090,739        3,057,014      4,147,753      843,750         1982          20-40
Terminal St. Warehouse                307,112        1,317,643      1,624,755      706,613         1975           3-40
Stender Way I                         170,073          696,177        866,250      263,149         1978          20-40
Applied Materials I                   381,686        1,629,197      2,010,883      846,985         1975          20-40
Sunnyvale Business Center             241,207        1,382,825      1,624,032      327,951         1987           4-40
Cupertino Business Center           4,069,866        4,549,676      8,619,543    1,047,578         1985          32-40
Fresno Warehouse III                  482,421        1,753,676      2,236,097      354,655         1987           5-40
North American Van Lines            2,199,552        5,778,750      7,978,302    1,522,209         1988          10-40
Applied Materials II                1,270,250        5,815,148      7,085,398    2,245,693         1979          16-40
Front Street Warehouse                294,674        1,116,185      1,410,859      216,847         1988           5-40
Aspect Building                     2,229,772        4,317,216      6,546,988    2,280,335         1989           6-40
Cadillac Court                      1,131,026        2,293,534      3,424,560      554,664         1991           5-40
Ryan Ranch Industrial                 557,763        1,632,875      2,190,638      410,531         1991           5-40
Fremont Bayside                     1,247,069        3,635,141      4,882,210    1,073,682         1990           3-40
Livermore Commerce Ctr.             1,499,806        4,359,276      5,859,082      852,817         1988           3-40
Fairfield Business Center           1,079,336        3,261,761      4,341,097      777,122         1991           3-40
Patrick Henry Drive                   993,156        4,918,960      5,912,116      946,426         1991          12-40
COG Warehouse                       3,026,377        2,516,816      5,543,193      504,589         1992          11-40
North 10th Warehouse                  789,363        2,899,975      3,689,338      401,331         1990           4-40
Okidata Distribution Center         2,163,397        2,527,657      4,691,054      555,579         1993           4-40
Pro Log                             1,121,135        1,865,279      2,986,414      206,090         1993          12-40
Huntwood Business Center              434,534        1,720,583      2,155,117      483,000         1979           7-40
Independent Rd Warehouse              332,303          924,468      1,256,771      436,055         1972           5-40
Grandview Drive                       468,097          872,970      1,341,067      353,575         1979          20-40
Baycenter Business Park II          1,781,453        4,748,161      6,529,614    1,166,507         1984           3-40
Keebler Warehouse                     605,637        1,877,923      2,483,560      565,814         1985          10-40
Fremont Commerce Center               708,494        2,064,422      2,772,916      316,250         1989           5-40
Montague Industr. Center            2,820,461        9,460,673     12,281,134    3,397,139         1993           5-40
Dubuque Business Center             3,491,267        6,057,956      9,549,223    1,606,330         1986           3-40
Cabot Blvd. Warehouse               1,559,831        5,388,804      6,948,635    1,200,207         1988           3-40
Benicia Commmerce Center              683,781        4,888,494      5,572,275      932,346         1989           3-40
Eden Landing Bus. Center            1,158,197        2,290,270      3,448,467      550,026         1990           3-40
Good Guys Dist. Center              4,936,467       10,058,619     14,995,086    1,527,944         1990           5-40
Fleetside Comrce Center             1,080,303        3,497,245      4,577,548      674,568         1990           6-40
Industrial Dr. Warehouse            1,822,496        4,419,019      6,241,515      591,383         1993           3-40
Redwood Shores                      3,796,415        5,354,665      9,151,080    1,233,643         1987           7-40
Baycenter Business Park I           1,500,000        4,157,207      5,657,207      170,577         1994           3-40
2905-2909 Stender Way                 385,992        1,601,977      1,987,970       77,954         1995           6-40
Meier - Central South               2,571,112        6,953,513      9,524,625      144,865         1995            40
Meier - Mountain View               5,265,351       14,236,164     19,501,514      296,587         1995            40
Meier - Central North               1,753,361        4,740,570      6,493,931       98,762         1995            40
Meier - Sunnyvale                     352,776          953,800      1,306,576       19,871         1995            40
732-834 Striker Ave                 1,009,601        2,901,613      3,911,215       59,547         1995           5-40
Fresno Warehouse I                    841,100        2,274,907      3,116,006       47,384         1995           5-40
Walsh & Lafayette Ind Park          3,359,291                0      3,359,291            0         1995            -
Ridder Park                         1,794,057                0      1,794,057            0         1995            -
Ryan Ranch - Lot 14B                  663,479                0        663,479            0         1995            -
Cadillac Court II                     816,766                0        816,766            0         1995            -

                            SPIEKER PROPERTIES, L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31,1995

                                                                      INITIAL COST TO COMPANY
                                                                   --------------------------------      ADDITIONS
                                                    ENCUMBRANCES       LAND AND                             AND
PROJECT                            LOCATION         AND LIENS (1)  LEASEHOLD INTEREST     BUILDINGS     IMPROVEMENTS
- --------------------------------------------------------------------------------------------------------------------
Northgate Commerce Ctr          Sacramento, CA                        1,854,090           5,562,290               0
Carlsbad Airport Plaza          Carlsbad, CA                          1,532,406           4,597,219               0
Concord North Comm Ctr          Concord, CA                           2,340,720                                   0
West Valley Business Ctr        Kent, WA             3,687,786          681,200           2,124,967       2,191,054
Cascade Comrce. Park            Kent, WA                46,382        2,430,989           5,005,502       2,491,240
Valley Freeway Bus. Center      Kent, WA                              1,061,293           2,243,650         544,677
Woodinville Corp. Center I      Woodinville, WA                       1,321,071           3,712,131         696,817
Woodinville Corp. Center II     Woodinville, WA                       1,851,708           6,391,154       4,467,156
City Commerce Park              Seattle, WA                           1,855,377           2,548,461       1,315,036
Vancouver Comrce. Park          Vancouver, WA                           337,930           1,359,073         248,085
Millcreek Distribution Ctr      Kent, WA                54,914        2,541,162           7,738,028               0
Sea-Tac Industrial Park         SeaTac, WA                            1,953,528           5,538,926               0
Valley Industrial Park          Kent, WA                34,230        6,765,505          17,221,447          12,377
Woodinville Corp Ctr            Bellevue, WA                          2,588,694                                   0
Park 217 I                      Portland, OR                          1,359,958           2,346,881       3,219,851
Park 217 Phase II               Portland, OR         5,058,665          490,845           1,762,678       1,457,443
Park 217 Phase III              Portland, OR                            101,555             601,310         221,542
Sunset Science Park             Portland, OR           472,914          147,569             581,642         815,159
Swan Island                     Portland, OR           957,038          290,504             758,714         492,830
Nelson Business Center          Tigard, OR              44,074        3,454,590           5,905,233       4,777,539
I&II
SW Commerce Ctr.                Portland, OR                            499,146           1,390,426         954,543
Columbia IV                     Portland, OR                            833,668           4,430,444          37,876
Columbia Commerce Park          Portland, OR                          1,939,782           6,606,003       2,394,575
Marine Dr Distribution Ctr      Portland, OR                          1,147,900                                   0
Cole Rd. Warehouse              Boise, ID              323,371          103,617             416,506         158,209
                                                   ----------------------------------------------------------------
   TOTAL INDUSTRIAL                                $63,869,709     $104,447,551        $219,149,426     $74,732,925
                                                   ----------------------------------------------------------------

Santa Clara Office Center I     Santa Clara, CA    $ 1,333,354     $    187,326        $  1,392,344       2,609,423
Santa Clara Office Center II    Santa Clara, CA                         173,317           2,581,836       2,757,866
Gateway Ofc. Phase I            San Jose, CA         9,085,818          721,215           9,010,137       4,437,804
Santa Clara Office Center III   Santa Clara, CA                          36,746           2,193,334       2,040,345
Gateway Ofc. Phase II           San Jose, CA             5,345        1,562,152          20,202,863      13,259,787
The Alameda                     San Jose, CA                            774,316           4,278,623         903,623
Creekside Phase I               San Jose, CA           479,752       10,385,797           8,518,712       3,615,270
North First Ofc. Ctr.           San Jose, CA                          6,698,611           5,900,388       3,001,263
455 University                  Sacramento, CA                          925,000           1,305,000         528,708
650 & 701 Howe                  Sacramento, CA                        1,665,000           4,996,755       3,540,185
8880 Cal Center                 Sacramento, CA                        3,252,741           8,493,503       3,737,083
740 University                  Sacramento, CA                          261,250             793,750         165,414
Gateway Oaks II                 Sacramento, CA             710        1,510,137           4,258,061       1,745,778
Gateway Oaks I                  Sacramento, CA           1,374        2,926,887           9,856,301       1,620,651
701 University                  Sacramento, CA                        1,051,108           3,239,007       1,177,738
Ryan Ranch Ofc. Ctr.            Monterey, CA                          1,048,740           3,951,223       2,370,293
The Orchard                     Sacramento, CA                        1,505,937           4,517,810         381,268
555 University                  Sacramento, CA       2,501,867        1,467,023           4,401,069         282,759
575 and 601 University          Sacramento, CA                        1,677,507           5,720,244         542,469
655 University                  Sacramento, CA                        1,147,733           3,443,200         228,357
Arden Office                    Sacramento, CA                          576,552           1,729,656       2,168,824
Lockheed Bldg.                  Palo Alto, CA                         1,735,789           6,264,357       1,126,913
Xerox Campus                    Palo Alto, CA                         9,145,484          29,360,411       5,281,728
Foothill Research Ctr.          Palo Alto, CA                         7,474,154          30,819,577       5,544,055

                                      GROSS AMOUNT AT CLOSE OF PERIOD
                                  --------------------------------------------                    DATE OF
                                      LAND          BUILDINGS AND                               CONSTRUCTION   DEPRECIABLE
                                  LAND IMP. AND       BUILDING                   ACCUMULATED      AND/OR          LIVES
PROJECT                           LEASEHOLD INT.    IMPROVEMENTS      TOTAL      DEPRECIATION    ACQUISITION     (YEARS)
- --------------------------------------------------------------------------------------------------------------------------
Northgate Commerce Ctr               1,854,090        5,566,847      7,420,936        46,466         1995          10-40
Carlsbad Airport Plaza               1,532,406        4,597,219      6,129,625        19,155         1995            40
Concord North Comm Ctr               2,340,720                0      2,340,720             0         1995            -
West Valley Business Ctr             1,286,458        3,710,762      4,997,220     1,085,011         1980          20-40
Cascade Comrce. Park                 3,129,620        6,803,405      9,933,025     1,593,259         1989           5-40
Valley Freeway Bus. Center           1,262,572        2,587,048      3,849,620       542,222         1990           7-40
Woodinville Corp. Center I           1,740,944        3,994,424      5,735,368       967,240         1988           3-40
Woodinville Corp. Center II          4,258,674        8,451,343     12,710,018     2,335,112         1991           4-40
City Commerce Park                   2,218,399        3,500,474      5,718,873       672,302         1988           5-40
Vancouver Comrce. Park                 451,891        1,496,437      1,948,328       302,140         1990           3-40
Millcreek Distribution Ctr           2,541,162        7,738,028     10,279,190       233,320         1994           5-40
Sea-Tac Industrial Park              1,953,528        5,538,926      7,492,454       167,206         1994            40
Valley Industrial Park               6,765,505       17,233,824     23,999,329       519,701         1994            40
Woodinville Corp Ctr                 2,588,694                0      2,588,694             0         1995            -
Park 217 I                           2,472,845        4,453,844      6,926,689     1,454,995         1980           5-40
Park 217 Phase II                      780,261        2,930,705      3,710,966       758,460         1981          10-40
Park 217 Phase III                     152,504          771,904        924,408       308,468         1981           5-40
Sunset Science Park                    369,132        1,175,238      1,544,370       418,620         1975           5-40
Swan Island                            369,011        1,173,037      1,542,048       447,746         1978           5-40
Nelson Business Center I&II          4,944,462        9,214,506     14,158,968     1,506,459         1990           3-40
SW Commerce Ctr.                       707,816        2,139,663      2,847,479       554,978         1989           5-40
Columbia IV                            833,668        4,468,320      5,301,988       189,549         1994            40
Columbia Commerce Park               2,527,306        8,415,968     10,943,274     1,544,173         1988           3-40
Marine Dr Distribution Ctr           1,147,900                0      1,147,900             0         1995            -
Cole Rd. Warehouse                     184,287          494,045        678,332       279,050         1976          16-40
   TOTAL INDUSTRIAL              -----------------------------------------------------------
                                  $122,602,030     $275,774,196   $398,376,226   $50,681,835
                                 -----------------------------------------------------------

Santa Clara Office Center I       $    883,440     $  3,332,286   $  4,215,726   $   911,030         1977           3-40
Santa Clara Office Center II           931,364        4,581,656      5,513,019     1,445,501         1980           2-40
Gateway Ofc. Phase I                 1,552,569       12,633,096     14,185,665     4,326,813         1981           3-40
Santa Clara Office Center III          596,050        3,674,376      4,270,426     1,061,868         1981           3-40
Gateway Ofc. Phase II                4,116,196       30,940,618     35,056,813     8,010,984         1983           3-40
The Alameda                            966,236        4,990,326      5,956,562     1,310,720         1984           3-40
Creekside Phase I                   10,965,419       11,558,227     22,523,646     2,565,072         1985           5-40
North First Ofc. Ctr.                6,973,869        8,626,392     15,600,261     2,498,524         1985           3-40
455 University                         993,704        1,816,930      2,810,635       387,772         1987           3-40
650 & 701 Howe                       2,120,259        8,084,569     10,204,828     1,838,946         1987           2-40
8880 Cal Center                      3,804,401       11,739,856     15,544,257     3,108,847         1989           3-40
740 University                         261,250          971,994      1,233,244       205,444         1987           3-40
Gateway Oaks II                      1,996,441        5,533,774      7,530,215     1,015,372         1992           3-40
Gateway Oaks I                       2,938,968       11,529,823     14,468,792     2,436,168         1990           2-40
701 University                       1,247,111        4,220,741      5,467,852     1,330,919         1991           3-40
Ryan Ranch Ofc. Ctr.                 2,093,355        5,309,272      7,402,627       973,274         1992           3-40
The Orchard                          1,539,497        4,865,517      6,405,014       758,081         1990           3-40
555 University                       1,484,661        4,671,714      6,156,375       777,973         1990           3-40
575 and 601 University               1,915,967        6,080,825      7,996,792     1,076,997         1990           3-40
655 University                       1,159,673        3,703,199      4,862,872       648,170         1990           2-40
Arden Office                           751,483        3,725,565      4,477,048     1,069,689         1990           7-40
Lockheed Bldg.                       1,735,789        7,391,270      9,127,059       852,642         1993           8-40
Xerox Campus                         9,145,484       34,642,139     43,787,623     3,786,568         1993           8-40
Foothill Research Ctr.               7,474,154       36,363,632     43,837,786     4,377,611         1993           6-40

                            SPIEKER PROPERTIES, L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31,1995

                                                                         INITIAL COST TO COMPANY
                                                                      --------------------------------      ADDITIONS
                                                     ENCUMBRANCES         LAND AND                             AND
PROJECT                            LOCATION          AND LIENS (1)    LEASEHOLD INTEREST     BUILDINGS     IMPROVEMENTS
- -----------------------------------------------------------------------------------------------------------------------
2180 Sand Hill Road             Menlo Park, CA                             466,525           1,281,023         175,649
Point West Executive Ctr.       Sacramento, CA                           2,538,020           5,952,306         235,761
McCarthy                        Milpitas, CA                7,744          845,039           4,219,348         215,489
Point West Commercenter         Sacramento, CA                           3,443,730           9,025,615          80,415
Ryan Ranch Off - Ph II          Monterey, CA                               521,973                                   0
Gateway Oaks III                Sacramento, CA                764        1,185,470                                   0
La Jolla Centre II              San Diego, CA                            3,252,110          13,008,442               0
One Pacific Heights             San Diego, CA                            3,089,433           8,352,911               0
Pacific Point                   San Diego, CA                            3,111,202           9,333,605               0
3600 American River Dr          Sacramento, CA                           1,059,086           4,236,345               0
3610 American River Dr          Sacramento, CA                             490,796           1,963,184               0
3620 American River Dr          Sacramento, CA                           1,033,255           4,133,020               0
Inwood Business Park            Irvine, CA                               2,224,523           8,898,093               0
San Mateo Baycenter             San Mateo, CA           9,305,074        2,464,154          10,235,585         544,443
Federal Way Office              Fed Way, WA                                297,202             765,990         137,543
Bellevue Gtwy I                 Bellevue, WA                             2,681,773           6,064,829       7,157,067
Bellevue Gateway II             Bellevue, WA                             1,201,588           4,859,552       2,641,655
Main Street Office              Bellevue, WA               14,348        1,917,015           1,385,821         361,756
Bellefield Office Park          Bellevue, WA           12,784,442        4,672,318          12,623,527         206,995
5550 Macadam Office             Portland, OR                               764,081           3,646,922         181,416
River Forum                     Portland, OR                             2,462,767          16,637,177         326,664
Kruse Way                       Portland, OR            7,455,000        2,785,451           7,911,320         469,948
4004 S.W. Kruse Way             Lake Oswego, OR           126,520          985,736
Place
Key Financial Tower             Boise, ID                                  236,501           2,864,931       5,251,492
                                                     -----------------------------------------------------------------
   TOTAL OFFICE                                      $ 43,102,111     $101,640,271        $314,627,705    $ 81,053,895
                                                     -----------------------------------------------------------------

Arden Square                    Sacramento, CA                        $  1,099,715        $  4,815,974    $    602,484
Denny's Restaurant              Santa Clara, CA                            181,634             551,427           1,225
Arbor Faire                     Fresno, CA           $    259,660        5,427,656           6,661,531       4,004,934
Rose Pavilion                   Pleasanton, CA          3,166,412        8,816,733          18,751,776      10,463,082
Montgomery Ward                 Pleasant Hill, CA                          717,750           3,485,901          95,406
Country Club Village            San Ramon, CA           9,715,640        3,456,871           8,383,612         351,037
Woodside Plaza                  Redwood City, CA                         4,976,294           6,439,166         122,590
Broadway Faire                  Fresno, CA                 66,076        2,537,182                                   0
Metro 580                       Pleasanton, CA          3,938,301        8,175,028                                   0
West Park Plaza                 San Jose, CA                             2,036,967           4,749,734               0
Georgetown Center               Seattle, WA                              4,274,197           4,165,405         441,321
Southcenter Plaza               Seattle, WA                              1,282,422           2,667,763       2,429,984
South Point Plaza               Seattle, WA               503,825        4,358,747           7,896,791         247,050
Totem Hill Plaza                Kirkland, WA                               976,406           1,333,205         585,915
Lake Meridian                   Kent, WA                                 5,081,047          13,300,957          14,761
Walker Center                   Portland, OR              220,317        3,261,651           2,477,750       1,822,009
                                                     -----------------------------------------------------------------
   TOTAL RETAIL                                      $ 17,870,232     $ 56,660,298        $ 85,680,992    $ 21,181,798
                                                     -----------------------------------------------------------------

     GRAND TOTALS                                    $124,842,052     $262,748,120        $619,458,124    $176,968,618
                                                     =================================================================

                                       GROSS AMOUNT AT CLOSE OF PERIOD
                                   ------------------------------------------------                        DATE OF
                                       LAND          BUILDINGS AND                                      CONSTRUCTION   DEPRECIABLE
                                   LAND IMP. AND       BUILDING                           ACCUMULATED      AND/OR         LIVES
PROJECT                            LEASEHOLD INT.    IMPROVEMENTS          TOTAL          DEPRECIATION   ACQUISITION      (YEARS)
- -----------------------------------------------------------------------------------------------------------------------------------
2180 Sand Hill Road                     466,525        1,464,017          1,930,542          777,273         1973           3-40
Point West Executive Ctr.             2,573,522        6,153,951          8,727,473          259,200         1994          10-40
McCarthy                                845,039        4,434,837          5,279,875          187,919         1994            40
Point West Commercenter               3,443,730        9,106,030         12,549,760          292,991         1994            40
Ryan Ranch Off - Ph II                  521,973                0            521,973                0         1995            -
Gateway Oaks III                      1,185,470                0          1,185,470                0         1995            -
La Jolla Centre II                    3,252,110       13,008,442         16,260,552           54,202         1995            40
One Pacific Heights                   3,089,433        8,352,911         11,442,345           34,804         1995            40
Pacific Point                         3,111,202        9,333,605         12,444,807           38,890         1995            40
3600 American River Dr                1,059,086        4,236,345          5,295,432            8,826         1995            40
3610 American River Dr                  490,796        1,963,184          2,453,981            4,090         1995            40
3620 American River Dr                1,033,255        4,133,020          5,166,275            8,610         1995            40
Inwood Business Park                  2,224,523        8,898,093         11,122,616           18,538         1995            40
San Mateo Baycenter                   2,688,531       10,565,541         13,254,072        2,817,901         1995           3-40
Federal Way Office                      297,202          903,533          1,200,735          239,737         1989          20-40
Bellevue Gtwy I                       4,526,668       11,377,000         15,903,669        2,414,416         1985            40
Bellevue Gateway II                   1,867,498        6,945,788          8,813,286        1,498,287         1988           3-40
Main Street Office                    1,927,586        1,756,473          3,684,059          452,254         1990           2-40
Bellefield Office Park                4,672,318       12,830,521         17,502,839          285,697         1995           3-40
5550 Macadam Office                     765,082        3,843,202          4,608,283          611,628         1990           3-40
River Forum                           2,462,767       16,963,841         19,426,608          747,811         1994           5-40
Kruse Way                             2,813,354        8,353,364         11,166,718          263,676         1994            40
4004 S.W. Kruse Way                     985,736                0            985,736                0         1995            -
Place
Key Financial Tower                     305,943        8,073,880          8,379,823        2,505,905         1977           5-40
                                   -----------------------------------------------------------------
   TOTAL OFFICE                    $114,256,691     $383,685,376     $  497,942,067     $ 60,297,639
                                   -----------------------------------------------------------------

Arden Square                       $  1,106,176     $  5,417,353     $    6,523,530     $  1,078,819         1987           5-40
Denny's Restaurant                      181,634          552,652            734,286          108,063         1988          34-40
Arbor Faire                           7,283,192        8,810,929         16,094,121          821,833         1993           5-40
Rose Pavilion                        13,303,204       24,728,386         38,031,591        4,680,642         1987           3-40
Montgomery Ward                         717,750        3,581,308          4,299,058          613,352         1989          35-40
Country Club Village                  3,456,871        8,734,649         12,191,520          216,077         1994            40
Woodside Plaza                        4,976,294        6,561,756         11,538,050          280,214         1994            40
Broadway Faire                        2,537,182                0          2,537,182                0         1995            -
Metro 580                             8,175,028                0          8,175,028                0         1995            -
West Park Plaza                       2,036,967        4,749,734          6,786,701           69,267         1995            40
Georgetown Center                     4,517,411        4,363,513          8,880,924          996,754         1984           5-40
Southcenter Plaza                     3,322,221        3,068,453          6,390,673        1,223,336         1990           5-40
South Point Plaza                     4,524,291        7,978,297         12,502,588        1,486,753         1988           3-40
Totem Hill Plaza                      1,410,957        1,484,569          2,895,526          408,685         1990           5-40
Lake Meridian                         5,081,047       13,315,718         18,396,765          566,042         1994            40
Walker Center                         3,667,955        3,926,871          7,594,826        1,082,986         1988           4-40
                                   -----------------------------------------------------------------
   TOTAL RETAIL                    $ 66,298,180     $ 97,274,187     $  163,572,366     $ 13,632,824
                                   -----------------------------------------------------------------

     GRAND TOTALS                  $303,156,901     $756,733,759     $1,059,890,659     $124,612,297
                                   =================================================================


     (1)     Includes assessment bonds payable

                                                                    Schedule III

(cont'd)



            SPIEKER PROPERTIES, L.P. AND SPIEKER PARTNERS PROPERTIES


                    REAL ESTATE AND ACCUMULATED DEPRECIATION

               FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994 AND
          FOR THE PERIODS FROM NOVEMBER 19, 1993 TO DECEMBER 31, 1993,
                  AND FROM JANUARY 1, 1993 TO NOVEMBER 18, 1993



A summary of activity for real estate and accumulated depreciation is as follows (in thousands):


                                                                                               Spieker Partners
                                                                                               ----------------
                                                    Spieker Properties, L.P. Consolidated         Properties
                                                    -------------------------------------         ----------
                                                                                                   Combined
                                                                                                   --------
                                                                                 November 19,      January 1,
                                                                                   1993 to          1993 to
                                                 December 31,     December 31,   December 31,     November 18,
                                                     1995             1994          1993             1993
                                                 ------------     ------------   ------------     ------------
REAL ESTATE:
   Balance at beginning of year                      870,613       $ 722,928       $ 544,316       $ 533,282
      Acquisition of properties and
         limited partners' interests                 185,862         144,757         168,248              --
      Basis adjustments                                   --              --          16,243              --
      Improvements                                    46,058          13,600             153          19,979
      Carve-out of land parcels                           --              --          (5,317)             --
      Disposition of and write-off of fully
      depreciated property
                                                      (3,662)        (10,672)           (715)         (8,945)
                                                 -----------       ---------       ---------       ---------

   Balance at end of year                        $ 1,098,871       $ 870,613       $ 722,928       $ 544,316
                                                 ===========       =========       =========       =========


ACCUMULATED DEPRECIATION:
   Balance at beginning of year                  $    99,786       $  84,395       $  79,458       $  69,323
      Depreciation expense                            28,488          26,063           2,970          18,468
      Acquisition of property                             --              --           2,682              --
      Disposition of and write-off of fully
      depreciated property                            (3,662)        (10,672)           (715)         (8,333)
                                                 -----------       ---------       ---------       ---------

            Balance at end of year               $   124,612       $  99,786       $  84,395       $  79,458
                                                 ===========       =========       =========       =========

                                    SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K filed on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 19, 1996                         SPIEKER PROPERTIES, L.P.


                                               By: /s/ Elke Strunka
                                                   ----------------------------
                                                   Elke Strunka
                                                   Vice President and
                                                   Principal Accounting Officer