Form 10-Q
period 1996-06-30
SPIEKER PROPERTIES L P
filed 1996-08-14
CIK 1002575

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No___ .

                            SPIEKER PROPERTIES, L.P.

               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----

PART I.       FINANCIAL INFORMATION

Item 1. Financial Statements...................................................................................3
        Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995..................................4
        Consolidated Statements of Operations for the Three and Six Month Periods
           Ended June 30, 1996 and June 30, 1995...............................................................6
        Consolidated Statement of Partners' Capital for the Six Month Period Ended June 30, 1996...............7
        Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 1996
           and June 30, 1995...................................................................................8
        Notes to Consolidated Financial Statements.............................................................9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ................14

PART II.      OTHER INFORMATION

Item 2. Changes in Securities.................................................................................19
Item 6. Exhibits and Reports on Form 8-K......................................................................19
Signatures....................................................................................................20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Attached are the following financial statements of Spieker Properties, L.P. (the Operating Partnership):

(i)      consolidated balance sheets as of June 30, 1996 and December 31, 1995,

(ii) consolidated statements of operations for the three and six month periods ended June 30, 1996 and June 30, 1995,

(iii) consolidated statement of partners' capital for the six month period ended June 30, 1996,

(iv) consolidated statements of cash flows for the six month periods ended June 30, 1996 and June 30, 1995, and

(v)      notes to consolidated financial statements.

The financial statements referred to above should be read in conjunction with the Operating Partnership's Annual Report of Form 10-K/A for the year ended December 31, 1995.

                            SPIEKER PROPERTIES, L.P.



                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                             (dollars in thousands)

                                     ASSETS

                                                                   June 30, 1996         December 31, 1995
                                                                   -------------         -----------------
                                                                    (unaudited)

INVESTMENTS IN REAL ESTATE:
  Land, land improvements and leasehold interests                    $   332,064             $   303,157
  Buildings and improvements                                             839,850                 756,734
  Construction in progress                                                55,826                  38,980
                                                                     -----------             -----------
                                                                       1,227,740               1,098,871
  Less - Accumulated depreciation                                       (129,807)               (124,612)
                                                                     -----------             -----------
                                                                       1,097,933                 974,259
  Investments in mortgages                                                14,334                       -
                                                                     -----------             -----------
          Net investments in real estate                               1,112,267                 974,259


CASH AND CASH EQUIVALENTS                                                 11,940                   7,573


ACCOUNTS RECEIVABLE                                                        2,840                   3,351


DEFERRED RENT RECEIVABLE                                                   4,643                   4,698


RECEIVABLE FROM RELATED PARTY                                                401                     386


DEFERRED FINANCING AND LEASING COSTS, net of
  accumulated amortization of $8,493 and $9,586 as
  of June 30, 1996 and December 31, 1995, respectively                    15,629                  13,485


FURNITURE, FIXTURES AND EQUIPMENT, net                                     2,016                   1,678


PREPAID EXPENSES AND OTHER ASSETS                                          4,593                   6,067
                                                                     -----------             -----------

                                                                     $ 1,154,329             $ 1,011,497
                                                                     ===========             ===========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES L.P.


                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                             (dollars in thousands)

                        LIABILITIES AND PARTNERS' CAPITAL

                                                                                 June 30, 1996       December 31, 1995
                                                                                 -------------       -----------------
                                                                                   (unaudited)

DEBT:
   Unsecured notes                                                                $   360,000           $   260,000
   Unsecured line of credit                                                            86,150               117,700
   Mortgage loans                                                                      40,284               112,702
                                                                                  -----------           -----------

     Total Debt                                                                       486,434               490,402
                                                                                  -----------           -----------

ASSESSMENT BONDS PAYABLE                                                               12,355                12,140

ACCOUNTS PAYABLE                                                                        3,636                 3,804

ACCRUED REAL ESTATE TAXES                                                                 759                   506

ACCRUED INTEREST                                                                        4,588                 2,510

UNEARNED RENTAL INCOME                                                                  3,673                 6,972

PARTNER DISTRIBUTIONS PAYABLE                                                          21,156                15,588

OTHER ACCRUED EXPENSES AND LIABILITIES                                                 12,580                12,202
                                                                                  -----------           -----------
      Total liabilities                                                               545,181               544,124
                                                                                  -----------           -----------

MINORITY INTERESTS                                                                     (1,223)               (1,203)
                                                                                  -----------           -----------

COMMITMENTS AND CONTINGENCIES                                                                                     -

PARTNERS' CAPITAL:
   General Partners, including a liquidation preference of $131,250                   563,357               419,847
   Limited Partners                                                                    47,014                48,729
                                                                                  -----------           -----------
      Total Partners' Capital                                                         610,371               468,576
                                                                                  -----------           -----------
                                                                                  $ 1,154,329            $1,011,497
                                                                                  ===========            ==========

                             SPIEKER PROPERTIES L.P.



                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996, AND 1995
                (dollars in thousands, except per share amounts)
                                   (UNAUDITED)

                                                                   Three Months Ended              Six Months Ended
                                                                        June 30                        June 30
                                                                  1996            1995           1996            1995
                                                             -------------   -------------  -------------   ---------
REVENUE
   Rental income                                               $  46,707       $  37,230      $  91,052       $  71,903
   Interest and other income                                         989             514          1,812           1,123
                                                               ---------       ---------      ---------       ---------
                                                                  47,696          37,744         92,864          73,026
                                                               ---------       ---------      ---------       ---------
OPERATING EXPENSES

   Rental expenses                                                 7,537           5,883         14,774          11,381
   Real estate taxes                                               3,858           2,845          7,304           5,690
   Interest expense, including amortization of finance costs       7,845          12,052         16,682          25,021
   Depreciation and amortization                                   8,801           7,904         17,339          15,283
   General and administrative and other expenses                   2,524           2,069          4,805           4,220
                                                               ---------       ---------      ---------       ---------
                                                                  30,565          30,753         60,904          61,595
                                                               ---------       ---------      ---------       ---------
   Income from operations before minority interests and
      extraordinary items                                         17,131           6,991         31,960          11,431
                                                               ---------       ---------      ---------       ---------
MINORITY INTERESTS' SHARE IN NET (INCOME) LOSS                        (4)              6             (1)             11
                                                               ---------       ---------      ---------       ---------
      Net income before extraordinary items                       17,127           6,997         31,959          11,442
EXTRAORDINARY ITEMS                                                    -               -            150               -
                                                               ---------       ---------      ---------       ---------
      Net income                                               $  17,127       $   6,997      $  32,109       $  11,442
                                                               =========       =========      =========       =========
      General Partner                                             14,923           5,622         27,816           9,102
      Limited Partner                                              2,204           1,375          4,293           2,340
                                                               ---------       ---------      ---------       ---------
       Totals                                                  $  17,127       $   6,997      $  32,109       $  11,442
                                                               =========       =========      =========       =========
   Net income per Operating Partnership unit
     Income before extraordinary items                         $     .39       $     .21      $     .78       $     .38
     Extraordinary items                                               -               -              -               -
                                                               ---------       ---------      ---------       ---------
       Net income                                              $     .39       $     .21      $     .78       $     .38
                                                               =========       =========      =========       =========
   Distributions per Operating Partnership Unit

     General Partners                                          $     .43       $     .48      $     .91       $     .91
                                                               =========       =========      =========       =========
     Limited Partners                                          $     .43       $     .42      $     .86       $     .84
                                                               =========       =========      =========       =========

        The accompanying notes are an integral part of these statements.

                             SPIEKER PROPERTIES L.P.


                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996, AND 1995
                (dollars in thousands, except per share amounts)
                                   (UNAUDITED)

                                             General         Limited
                                             Partner         Partner        General         Limited
                                              Units           Units         Partner         Partner          Total
                                              -----           -----         -------         -------          -----

BALANCE AT DECEMBER 31, 1995                30,475,232       6,565,356     $  419,847      $   48,729      $  468,576
  Contribution-Proceeds from
   sale of Common Stock                      5,022,500               -        121,369               -         121,369
  Contribution-Proceeds from
   sale of Class C Common Stock              1,176,470               -         29,963               -          29,963
  Conversion of limited partners'
   interests                                    15,537         (15,537)           386            (386)              -

  Non-cash compensation merit fund                   -               -             51              10              61
  Restricted stock grant                         8,000               -              -               -               -
  Exercise of stock options                     19,750               -            404               -             404
  Amortization of deferred
   compensation                                      -               -            194               -             194
  Partner Distributions                              -               -        (36,673)         (5,632)        (42,305)
  Net income                                         -               -         27,816           4,293          32,109
                                          ------------    ------------   ------------    ------------    ------------

BALANCE AT JUNE 30, 1996                    36,717,489       6,549,819   $    563,357    $     47,014    $    610,371
                                          ============    ============   ============    ============    ============

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES L.P.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996, AND 1995
                             (dollars in thousands)
                                   (UNAUDITED)

                                                                                     Six Months Ended
                                                                                          June 30

                                                                                   1996             1995
                                                                              ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                     $    32,109      $    11,442
  Adjustments to reconcile net income to net cash provided by operating activities-

  Depreciation and amortization                                                       17,339           15,283
  Amortization of prepaid interest and deferred financing costs                          729            4,974
  Non-cash compensation                                                                  255              165
  Minority interests' share of net income (net loss)                                       1              (11)
  Extraordinary item                                                                    (150)               -
  Decrease (increase) in deferred rent receivable                                         55             (263)
  Decrease in accounts receivable                                                        511              471
  (Increase) decrease in receivables from related parties                                (15)             539
  Decrease in prepaid expenses and other assets                                          636            1,382
  Decrease in assessment bonds payable                                                  (385)            (276)
  (Decrease) increase in accounts payable                                               (168)             558
  Increase (decrease) in accrued real estate taxes                                       253              (65)
  Increase (decrease) in accrued interest                                              2,078             (640)
  Increase in other accrued expenses and liabilities                                     378              730
  (Decrease) increase in unearned rental income                                       (3,299)             250
  Increase in payable to related party                                                     -             (582)
                                                                                 -----------      -----------
      Net cash provided by operating activities                                       50,327           33,957
                                                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to properties                                                           (138,535)         (88,825)
  Additions to leasing costs                                                          (2,829)          (1,726)
  Additions to investment in mortgages                                               (14,334)               -
                                                                                 ------------     -----------
      Net cash used for investing activities                                        (155,698)         (90,551)
                                                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from debt                                                                 265,550           92,550
  Payments on debt                                                                  (269,368)        (184,329)
  Payment of financing fees                                                           (1,422)               -
  Payment of distributions                                                           (36,758)         (22,644)
  Capital contributions - stock offerings                                            151,332          167,119
  Capital contributions - stock options exercised                                        404              477
                                                                                 -----------      -----------
      Net cash provided by financing activities                                      109,738           53,173
                                                                                 -----------      -----------
      Net increase in cash and cash equivalents                                        4,367           (3,421)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       7,573            9,663
                                                                                 -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    11,940      $     6,242
                                                                                 ===========      ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE

  Cash paid for interest                                                              15,399           19,891
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Debt assumed in relation to property acquisitions                                          -           13,452
Increase to land and assessment bonds payable                                            600                -
Minority interest capital recorded in relation to property acquisitions                    -           10,617
Write-off of fully depreciated property                                               10,266            3,323
Write-off of fully amortized deferred financing and leasing costs                      3,217            1,160
Conversion of operating partnership units to Common Stock with resulting
  reduction in minority interest and increase in additional paid-in-capital              386              343
Restricted Stock Grants                                                                  200                -

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)

                             JUNE 30, 1996 AND 1995

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

     The Operating Partnership is primarily engaged in the ownership, operation, management, leasing, acquisition, expansion and development of industrial, suburban office, and retail income-producing properties. As of June 30, 1996, the Operating Partnership owned (i) 100 percent of 126 properties,
     (ii) an effective 100 percent general partner interest in Spieker Washington Interest Partners ("SWIP"), a California general partnership, which owns 100 percent of 13 properties, (iii) a 90 percent interest in one property, (iv) a 92.5 percent interest with SWIP in one property, and (v) 95 percent of the Series A Preferred Stock of Spieker Northwest, Inc., which provides fee management and other services for properties not owned by the Operating Partnership. The Operating Partnership's 141 stabilized properties, aggregating approximately 18.7 million leasable square feet, are comprised of 77 industrial properties, 49 office properties, and 15 retail properties. All of the properties are located in California and the Pacific Northwest.

     As a result of a number of stock offerings and contribution of capital to the Operating Partnership by the Company, the Company owns approximately
     84.9 percent general partner interest in the Operating Partnership as of June 30, 1996.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Consolidation

     The consolidated financial statements include the consolidated financial position of the Operating Partnership and SWIP as of June 30, 1996 and December 31, 1995, its consolidated results of operations for the three and six months ended June 30, 1996 and 1995 and its consolidated cash flows for the six months ended June 30, 1996 and 1995. The Operating Partnership's investment in Spieker Northwest, Inc. is accounted for under the equity method. The carrying value of Spieker Northwest, Inc. of $53 at June 30, 1996 and December 31, 1995 is included in prepaid expenses and other assets. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     Interim Financial Information

     The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair statement of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading.

     The interim results for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.

     Investments in Real Estate

     Properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the properties. The estimated lives are as follows:

     Land improvements and leasehold interests        18 to 40 years
     Buildings and improvements                       10 to 40 years
     Tenant improvements                              Term of the related lease

     Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Operating Partnership on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) during the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of June 30, 1996 and December 31, 1995, none of the carrying values of the properties exceeded their estimated fair values. As of June 30, 1996 and December 31, 1995, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

     Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest and real estate taxes are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress.

     In January 1996, the Operating Partnership acquired two mortgage loans for the initial cost of $14,333. The mortgages are secured by real estate, have an aggregate face value of $21,000, require monthly principal and interest payments of $163, and mature in December 1999. The Operating Partnership assesses possible impairment of these loans on a quarterly basis by reviewing the fair value of the underlying real estate. At June 30, 1996, the value of the underlying real estate was in excess of the carrying value of the mortgage loans.


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

     Extraordinary Items

     Extraordinary items for the six months ended June 30, 1996, represent a gain on the early extinguishment of debt. See Note 10 - Extraordinary Item.

     Net Income Per Unit

     Per unit amounts for the Operating Partnership are computed using the weighted average units outstanding during the period. The weighted average general partner units and limited partner units outstanding for the three and six months ended June 30, 1996 and 1995 are as follows:

                                 General Partner Units    Limited Partner Units

Three Months Ended:
    June 30, 1996                      36,888,313                6,549,819
    June 30, 1995                      26,584,015                6,501,313

Six Months Ended:
    June 30, 1996                      34,721,955                6,549,819
    June 30, 1995                      24,112,670                6,260,129

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

3.    RELATED PARTY TRANSACTIONS

     Receivable From Related Party

     The receivable from related party at June 30, 1996 and December 31, 1995 represents management fees and reimbursements from Spieker Partners related entities.

4.    DEBT

      Unsecured Notes

      The Operating Partnership has issued unsecured investment grade notes in four tranches totaling $360,000 in principal with varying interest rates from 6.65% to 6.95% payable semi-annually. The notes are due on various dates from 2000 to 2004.

      Unsecured Line of Credit

      The maximum amount available under the unsecured line of credit facility is $150,000. The facility carries interest at LIBOR plus 1.5% and matures in November 1997. The facility also includes a fee on average unused funds which varies between 0.125% and 0.20% based on the average outstanding balance. As of June 30, 1996 the amount drawn on the facility was $86,150.

      Mortgage Loans

      Mortgage loans of $40,284 as of June 30, 1996 are secured by a first or second deed of trust on related properties. The mortgage loans carry interest rates ranging from 7.5% to 13.75%, require monthly principal and interest payments, and mature from 1996 to 2012.

5.    PARTNER DISTRIBUTIONS PAYABLE

      The dividends and distributions payable at June 30, 1996 and December 31, 1995 represent amounts payable to the partners for the quarters then ended.

6.    PARTNERS' CAPITAL

      General Partner Capital Contributions

      On February 28, 1996, the Company concurrently sold 4,887,500 shares of Common Stock, through an underwritten public offering, and directly placed 1,176,470 shares of Class C Common Stock and 135,000 shares of Common Stock with a limited number of institutional investors at $25.50 per share. Net proceeds of $151,332 were contributed to the Operating Partnership and were used primarily to repay floating rate debt.

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

7.    EMPLOYEE STOCK INCENTIVE POOL

      At the time of the Company's initial public offering, the Senior Officers of the Company reserved a portion of their limited partnership interests in the Operating Partnership for awards and conversion into Common Stock to existing employees at that time. The aggregate amount of interests reserved for the Employee Stock Incentive Pool is equivalent to 69,990 shares of Common Stock. The participants in the Pool were granted 25% of their respective allocations on January 1, 1994, January 1, 1995, and January 1, 1996 resulting in a total of 75% of stock awards having been granted. The remainder of the employees' allocations will be granted on January 1, 1997, provided that the employee has not previously terminated employment.

      The initial deferred compensation of $1,320 pertaining to the 69,990 units was recorded on the books of the Company, and is being amortized annually based on the vesting period. The initial value was calculated by converting the 69,990 partnership units into shares of Common Stock and multiplying by the Company's Common Stock price on the date of the grant.

      For the six months ended June 30, 1996, non-cash compensation expense arising from the conversion of 15,537 shares of common stock equivalents was $194, and deferred compensation was $658.

8.    ACQUISITIONS

     The Operating Partnership acquired the following properties during the six month period ended June 30, 1996:

                                                                       Total Rentable
Project Name                        Location         Property Type (1)  Square Feet    Date Acquired    Initial Cost
- ----------------------------------  -----------------  ---------------  -------------  --------------- ---------------
Bayside Corporate Center            Foster City, CA          O             84,925          Jan '96        $ 10,000
Benicia Industrial                  Benicia, CA              I          1,822,788          Jan '96        $ 41,100
Everett Industrial                  Everett, WA              I            150,154          Mar '96        $  7,400
Carmel Valley Centre I & II         San Diego, CA            O            106,921          Apr '96        $ 14,000
2290 North First Street             San Jose, CA             O             75,680          May '96        $  6,000
Everett 526                         Everett, WA              I             97,523          May '96        $  4,300
Port of Oakland                     Oakland, CA              I            199,733          May '96        $  6,800
Doolittle Drive                     San Leandro, CA          I            113,196          May '96        $  3,500
10700 Northup Building              Bellevue, WA             O             55,854          May '96        $  4,600
Dove Street                         Newport Beach,           O             78,052         June '96        $  7,900
                                    CA

     (1)  "O" indicates office property; "I" indicates industrial property.

      Additionally, the Operating Partnership acquired two mortgages secured by two office properties in San Jose, California for the initial cost of $14,333.

9.    DEVELOPMENTS

      During the six month period ended June 30, 1996, the Operating Partnership acquired four parcels of land for development. The total initial cost of these four parcels was $4,498.

10.   EXTRAORDINARY ITEM

      On February 14, 1996, the Operating Partnership recognized an extraordinary gain on the early extinguishment of certain debt. A secured mortgage with $7,455 in remaining principal was retired at a discount for $7,305.

11.   SUBSEQUENT EVENTS

      On July 19,1996, the Operating Partnership sold $100,000 of unsecured investment grade rated notes bearing interest at 8.00% and due July 19, 2005.

      On July 22, 1996, the Operating Partnership sold $50,000 of unsecured investment grade rated notes bearing interest at 7.58% and due December 17, 2001.

      Net proceeds from the sale of the aforementioned unsecured investment grade rated notes of $149,150 were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

      The line of credit facility has been amended. Effective August 1, 1996 the interest rate on the facility was reduced from LIBOR plus 1.50% to LIBOR plus 1.25%.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those risks and special considerations set forth in the Company's other SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     RESULTS OF OPERATIONS

     The following comparison is of the Operating Partnership's consolidated operations for the three and six month periods ended June 30, 1996 as compared to the Operating Partnership's consolidated operations for the three and six month periods ended June 30, 1995.

     Rental revenues for the second quarter of 1996 increased by $9.5 million or 25.5% to $46.7 million, as compared with $37.2 million for the quarter ended June 30, 1995. Of this increase, $3.7 million was generated by properties acquired during 1995 (the "1995 Acquisitions"). During 1995, the Operating Partnership spent approximately $164.8 million to acquire properties totaling 2.3 million square feet. $1.9 million was generated by developments begun during 1995 and completed during 1996 (the "1995 Developments"). During the six months ended June 30, 1996, three properties representing a total investment of $42.3 million and totaling 0.6 million square feet have been completed and added to the Operating Partnership's portfolio of stabilized properties and six other properties representing a total cost of $32.4 million and totaling approximately 0.4 million square feet are shell complete and partially occupied. $3.4 million of the increase in rental revenue was generated by properties acquired during the six months ended June 30, 1996. During the first half of 1996, the Operating Partnership has acquired properties totaling 2.8 million square feet (the "1996 Acquisitions") at a total projected cost, including certain repositioning costs, of $112.9 million. The remaining $0.5 million of the increase in rental revenues is attributable to revenue increases in the properties owned at January 1, 1995 (the "Core Portfolio"). The revenue increase in the Core Portfolio is due to contractual rent increases and increased rental rates realized on the renewal and re-leasing of second generation space.

     For the six month period ended June 30, 1996, rental revenues increased by $19.2 million or 26.7% to $91.1 million, as compared to $71.9 million for the corresponding period ended June 30, 1995. The increase was attributable to revenues in the amount of $10.0 million from the 1995 Acquisitions, $3.0 million from the 1995 Developments, $4.5 million from the 1996 Acquisitions, and $1.7 million from the Core Portfolio.

     As a result of the 1995 Acquisitions, 1996 Acquisitions, and 1995 Developments, the Operating Partnership's rentable square footage increased by 3.4 million square feet or 22.2% to 18.7 million square feet on June 30, 1996 from 15.3 million on June 30, 1995. At June 30, 1996 the portfolio of stabilized properties was 96.0% leased. By property type, the office portfolio was 95.2% leased, the industrial portfolio was 96.8% leased and the retail portfolio was 93.0% leased.

     Interest and other income increased by $0.5 million and $0.7 million or 100.0% and 63.6% for the three and six month periods ended June 30, 1996, respectively, as compared with similar periods in 1995. The net increases in interest and other income were primarily due to $0.5 million and $0.8 million in interest income earned on investments in mortgages during the three and six month periods ended June 30, 1996, respectively. The increase in interest and other income for the six months ended June 30, 1996, was offset by a $0.1 million decrease in management income. The decrease in management fee income is attributable to the Operating Partnership's acquisition of certain properties previously managed by the Operating Partnership.

     Rental expenses increased by $1.6 million or 27.1% for the three months ended June 30, 1996, as compared with the same period in 1995. Real estate taxes increased by $1.1 million or 39.3% for the three months ended June 30, 1996, as compared with the same period in 1995. The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Operating Partnership's portfolio of properties. On a percentage basis, property operating expenses were 24.4% and 23.4% of rental revenues for the quarters ended June 30, 1996 and June 30, 1995, respectively. The total increase in operating expenses is due to a $1.5 million increase attributable to the 1995 Acquisitions, a $0.5 million increase attributable to the 1995 Developments, a $0.6 million increase attributable to the 1996 Acquisitions, and a $0.1 million increase attributable to the Core Portfolio.

     For the six month period ended June 30, 1996, rental expenses increased by $3.4 million or 29.8% to $14.8 million, as compared to $11.4 million for the corresponding period ended June 30, 1995. Real estate taxes increased by $1.6 million or 28.1% to $7.3 million for the six month period ended June 30, 1996, as compared to $5.7 million for the corresponding period ended June 30, 1995. The total increase in property operating expenses is due to a $3.4 million increase attributable to the 1995 Acquisitions, a $0.8 million increase attributable to the 1995 Developments and a $0.8 million increase attributable to the 1996 Acquisitions. On a percentage basis, property operating expenses were 24.2% and 23.7% of rental revenues for the six months ended June 30, 1996 and 1995, respectively.

     Interest expense decreased by $4.3 million or 35.5% to $7.8 million for the three months ended June 30, 1996 from $12.1 million for the same period in 1995. For the six month period ended June 30, 1996, interest expense decreased by $8.3 million or 33.2% to $16.7 million, from $25.0 million for the same period in 1995. The decrease in interest expense is due to both lower average total debt outstanding for the six months ended June 30, 1996 as compared to the same period in 1995 and to the elimination of the amortization of debt discount as a result of the December 1995 refinancing of $347 million of secured mortgage debt (the "Prudential Debt"). The Prudential Debt was prepaid with the net proceeds from the concurrent underwritten public offering of $260.0 million of investment grade rated unsecured notes and 4.25 million shares of Series B Preferred Stock. The prepayment of the Prudential Debt resulted in the write-off of approximately $28.1 million in debt discount which was previously being amortized over the remaining term of the loans and recorded as interest expense.

     Depreciation and amortization expenses increased by $0.9 million or 11.4% and $2.0 million or 13.1% for the three and six month periods ended June 30, 1996, respectively, as compared with the same periods in 1995 due to the 1995 and 1996 Acquisitions and Developments completed.

     General and administrative expenses and other expenses increased by $0.4 and $0.6 million for the three and six month periods ended June 30, 1996, respectively, as compared with the same periods in 1995, primarily as a result of the increased number of employees. On a percentage basis, general and administrative expenses were 5.4% and 5.3% of rental revenues for the three and six month periods ended June 30, 1996, respectively, as compared with 5.6% and 5.9% for the same periods in 1995.

     Net income before minority interests increased by $10.1 million or 144.3% to $17.1 million for the three month period ended June 30, 1996 from $7.0 million for the same period in 1995. For the six month period ended June 30, 1996, net income before minority interests increased by $20.6 million or 180.7% to $32.0 million over the same period in 1995. The increase in net income is principally due (i) to income from the 1995 and 1996 Acquisitions, the 1995 Developments and the increased property operating income (rental revenue less property operating expenses) generated by the Core Portfolio as a result of contractual rent increases and increased rental rates realized on the renewal and re-leasing of second generation space and (ii) the decrease in interest expense.

     LIQUIDITY AND CAPITAL RESOURCES

     For the six month period ended June 30, 1996, cash provided by operating activities increased by $16.3 million or 47.9% to $50.3 million, as compared to $34.0 million for the same period in 1995. The increase is primarily due to the increase in net income resulting from the 1995 and 1996 Acquisitions, 1995 Developments, increased property operating income generated by the Core Portfolio and a decrease in interest expense. Cash used for investing activities increased by $65.1 million or 71.9% to $155.7 million for the first six months of 1996, as compared to $90.6 million for the same period in 1995. The increase is attributable to the Operating Partnership's ongoing acquisition and development of suburban office, industrial and retail properties. Cash provided by financing activities increased by $56.5 million or 106.2% to $109.7 million for the first six months of 1996, as compared to $53.2 million for the same period in 1995. During the first six months of 1996, cash provided by financing activities consisted, primarily, of $151.3 million in net proceeds from the sale of Common Stock and Class C Common Stock, and $98.9 million net proceeds from the issuance of unsecured investment grade notes, which was offset by net payments of $31.5 million on the line of credit and payments of $72.4 million on mortgage loans. Additionally, payments of distributions increased by $14.2 million to $36.8 million for the first six months of 1996, as compared with $22.6 million for the same period in 1995. The increase is due to the greater number of shares outstanding and a 2.4% increase in the distribution rate.

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

     At June 30, 1996, the Operating Partnership had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Operating Partnership believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

     The Operating Partnership has a $150.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus 1.5%. The Facility matures in November 1997 and the Operating Partnership has an option to extend the Facility for one year upon payment of a fee equal to 0.12% of the total Facility. The Facility also includes a fee on average unused funds, which varies between 0.125% and 0.20% based on the average outstanding balance. At June 30, 1996, the Operating Partnership had $86.2 million outstanding under the Facility. Effective on August 1, 1996, the Facility was amended to reduce the interest rate to LIBOR plus 1.25%.

     In December 1995, the Operating Partnership issued in a public offering $260.0 million of unsecured investment grade rated notes (the "Unsecured Notes") and the Company issued $106.3 million of Series B Preferred Stock (the offering of the Unsecured Notes and the offering of the Series B Preferred Stock are collectively referred to as the "December Offerings"). The Unsecured Notes were issued in three tranches as follows: $100.0 million of 6.65% notes due December 15, 2000 priced to yield 6.683%, $50.0 million of 6.80% notes due December 15, 2001 priced to yield 6.823%, and $110.0 million of 6.95% notes due December 15, 2002 priced at par. The Series B Preferred Stock was issued at $25.00 per share and a dividend yield of 9.45%.

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

     On January 19, 1996 the Operating Partnership issued $100.0 million of investment grade rated unsecured notes. The notes carry an interest rate of 6.90%, were priced to yield 6.97%, and mature on January 15, 2004. Net proceeds of $98.9 million were used to repay borrowings on the unsecured line of credit. As a result of the December 1995 and January 1996 offerings of unsecured notes, as of June 30, 1996, the Operating Partnership had $360.0 million outstanding of investment grade rated unsecured notes in four tranches that mature from 2000 to 2004.

     In addition to the Unsecured Notes and the Facility, the Operating Partnership has $40.3 million of secured indebtedness (the "Mortgages") at June 30, 1996. The Mortgages have interest rates varying from 7.5% to 13.75% and maturity dates from 1996 to 2012. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Operating Partnership also has $12.4 million of assessment bonds outstanding as of June 30, 1996.

     On February 28, 1996, the Company concurrently sold 4,887,500 shares of Common Stock (including 637,500 shares sold pursuant to the underwriters' exercise of their over-allotment option) through an underwritten public offering and directly placed 1,176,470 shares of Class C Common Stock and 135,000 shares of Common Stock with a limited number of institutional investors at $25.50 per share. The net proceeds of $151.3 million were used primarily to repay floating rate debt.

     In January 1996, the Company filed a shelf registration statement (the "January 1996 Shelf Registration Statement") with the SEC to register 1,407,005 shares of Common Stock issuable by the Company upon conversion of shares of Series A Preferred Stock and upon conversion of partnership units in the Operating Partnership by certain holders thereof. The January 1996 Shelf Registration Statement was declared effective by the SEC on February 28, 1996. The Operating Partnership will receive no proceeds from the sale of Common Stock under the January 1996 Shelf Registration Statement.

     In May 1996, the Company and the Operating Partnership filed a shelf registration statement (the "May 1996 Shelf Registration Statement") with the SEC which registered $250.0 million of equity securities of the Company and $250.0 million of debt securities of the Operating Partnership. The May 1996 Shelf Registration Statement was declared effective by the SEC on June 20, 1996.

     In June 1996, the Operating Partnership commenced a $200.0 million medium-term note program. In July 1996, the Operating Partnership issued $100.0 million of 8.00% medium-term notes due July 19, 2005 and $50.0 million of 7.58% medium-term notes due December 17, 2001 (the "July Notes"). The net proceeds of $149.2 million from the issuance of the medium-term notes were used to repay borrowings on the line of credit and to fund ongoing acquisition and development projects. As of July 31, 1996, $50.0 million of debt securities remained available for issuance under the medium-term note program.

     After completion of the issuance of the July Notes, the Company has the capacity pursuant to the October 1995 Shelf Registration Statement and the May 1996 Shelf Registration Statement to issue up to approximately $392.0 million in equity securities and the Operating Partnership has the capacity pursuant to the October 1995 Shelf Registration Statement and the May 1996 Shelf Registration Statement to issue up to $240.0 million in debt securities (including the $50.0 million of medium-term notes available under the medium-term note program).

     In August 1996, the Company filed a shelf registration statement (the "August Shelf Registration Statement") with the SEC to register 50,000 shares of Common Stock issuable by the Company upon exchange of partnership units in the Operating Partnership by certain holders thereof. The Operating Partnership will receive no proceeds from the sale of Common Stock under the August Shelf Registration Statement.

     FUNDS FROM OPERATIONS

     The Operating Partnership considers Funds from Operations to be a useful financial measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions, developments, and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and Funds from Operations should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Operating Partnership's cash needs including principal amortization, capital improvements, and distributions to stockholders. Funds from Operations does not represent cash flows from operating, investing, or financing activities as defined by GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Operating Partnership's calculation of Funds from Operations, as described below.

     Pursuant to the National Association of Real Estate Investment Trusts ("NAREIT") revised definition of Funds from Operations, beginning with the quarter ended March 31, 1996, the Operating Partnership calculated Funds from Operations by adjusting net income before minority interest, calculated in accordance with GAAP, for certain non-cash items, principally the amortization and depreciation of real property and for dividends on shares and other equity interests that are not convertible into shares of Common Stock. The Operating Partnership will not add back the depreciation of corporate items, such as computers or furniture and fixtures, or the amortization of deferred financing costs or debt discount. However, the Operating Partnership will include an adjustment for the straight-lining of rent under GAAP, as management believes this presents a more meaningful picture of rental income over the reporting period.

     Funds from Operations per share is calculated based on weighted average shares equivalents outstanding, assuming the conversion of all shares of Series A Preferred Stock, Class B Common Stock, Class C Common Stock and all partnership units in the Operating Partnership into shares of Common Stock. Assuming such conversion, the average number of shares outstanding for the three and six months ended June 30, 1996 are 43,438,132 and 41,271,774, respectively, and 33,085,328 and 30,387,786 for the same periods in 1995.

                       STATEMENT OF FUNDS FROM OPERATIONS
                      (based on the new NAREIT definition)
                             (dollars in thousands)

                                                             Three Months Ended                  Six Months Ended
                                                             ------------------                  ----------------
                                                       June 30, 1996    June 30, 1995     June 30, 1996    June 30, 1995
                                                       -------------    -------------     -------------    -------------

     Net income before minority interest                 $  17,131         $   6,991        $  31,960         $  11,431

     Add:

     Depreciation and Amortization                           8,723             7,855           17,197            15,194

     Dividends on Series B Preferred Stock                  (2,510)                -           (5,020)                -

     Other, net                                                120                65              236               140

     Straight-lined rent                                       125               (78)              55              (263)
                                                         ---------         ---------        ---------         ---------

         Funds from Operations                           $  23,589         $  14,833        $  44,428         $  26,502
                                                         =========         =========        =========         =========

     Because of the impact of the December Offerings on the Operating Partnership's balance sheet and result of operations, the Operating Partnership believes that an adjusted calculation of 1995 Funds from Operations, based on the new NAREIT definition and reflecting the effect of the December Offerings and the conversion of the secured line of credit into an unsecured facility, as if such transactions had occurred on January 1, 1995, provides a helpful basis for analyzing the impact of the new NAREIT definition. The table below sets forth the Operating Partnership's calculation of Funds from Operations for the three and six months ended June 30, 1995, based on the new NAREIT definition and adjusted to reflect the December Offerings and the conversion of the secured line of credit into an unsecured facility.

                       STATEMENT OF FUNDS FROM OPERATIONS
                       1995 New NAREIT Definition Adjusted
                             (dollars in thousands)

                                                                                 Three Months Ended     Six Months Ended
                                                                                 ------------------     ----------------
                                                                                    June 30, 1995         June 30, 1995
                                                                                    -------------         -------------

     Funds From Operations - New Definition                                           $ 14,833              $ 26,502

     Add:

        Amortization of Discount and Deferred Financing Fees                             2,455                 4,974
                                                                                      --------              --------

     Funds From Operations - Old Definition                                             17,288                31,476

     Less:

         Restructuring of Secured Debt (1)                                                (958)               (1,916)

         Amortization of Discount and Deferred Financing Fees (2)                         (311)                 (686)
                                                                                      --------              --------

     Funds From Operations - Pro Forma New Definition                                 $ 16,019              $ 28,874
                                                                                      ========              ========


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

     Item 2.      Changes in Securities

     None.

     Item 6.      Exhibits and Reports on Form 8-K

     (A) Exhibits

        The exhibits listed below are filed or incorporated by reference as part of this quarterly report on Form 10-Q.


        Exhibit Number                                                                Page Number

         1.1   Distribution Agreement Relating to the Medium-Term Note Program

         4.1   Fifth Supplemental Indenture relating to the Medium-Term
               Note Program

        10.1   Amendment No. 1 to the Credit Agreement among Spieker Properties,
               L.P. as borrower, and Wells Fargo Bank, The First National
               Bank of Boston, Seattle-First National Bank of Boston,
               Seattle-First National Bank and Union Bank, as lenders, dated as of July 24, 1996

        12.1   Statement of Computation of Ratio of Earnings to Fixed Charges

        27.1   Article 5 Financial Data Schedule (EDGAR filing only)

     (B) Reports on Form 8-K

              The Operating Partnership filed a current report on Form 8-K dated June 18, 1996, containing combined statements of revenue and certain expenses for the six acquired properties and two investments in mortgages.

              The Operating Partnership filed a current report on Form 8-K dated July 15, 1996, containing combined statements of revenue and certain expenses for the City Portfolio.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                              Spieker Properties, L.P.
                                              (Registrant)

Dated:  August 14, 1996                       /s/ Elke Strunka
        ----------------------                -----------------------------
                                              Elke Strunka,
                                              Vice President
                                              Principal Accounting Officer

                                 EXHIBIT INDEX

Exhibit Number                                                  Page Number
 1.1      Distribution Agreement Relating to Medium-Term Notes.

 4.1      Fifth Supplemental Indenture relating to the Medium-Term Note Program

10.1      Amendment No. 1 to Credit Agreement.

12.1      Statement of Computation of Ratio of Earnings to
          Combined Fixed Charges and Preferred Dividends.

27.1      Article 5 Financial Data Schedule (EDGAR filing only).
