Form 10-Q
period 1996-09-30
SPIEKER PROPERTIES L P
filed 1996-11-08
CIK 1002575

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 33-98372-01

                            SPIEKER PROPERTIES, L.P.

         (Exact name of registrant as specified in its charter)

            CALIFORNIA                             94-3188774
   (State or other jurisdiction of                (IRS Employer
   incorporation or organization)               Identification No.)

      2180 SAND HILL ROAD, MENLO PARK, CA                    94025
   (Address of principal executive offices)               (Zip code)

                                 (415) 854-5600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
     ---        ---

                            SPIEKER PROPERTIES, L.P.

            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS



PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements...........................................................

         Consolidated Balance Sheets as of September 30, 1996, and
              December 31, 1995.........................................................

         Consolidated Statements of Operations for the Three and Nine
              Month Periods Ended September 30, 1996, and September 30, 1995............

         Consolidated Statement of Partners' Capital for the Nine Month
              Period Ended September 30, 1996...........................................

         Consolidated Statements of Cash Flows for the Nine Month
              Periods Ended September 30, 1996 and September 30, 1995...................

         Notes to Consolidated Financial Statements.....................................

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations ..............................................................

PART II.      OTHER INFORMATION

Item 2.  Changes in Securities..........................................................
Item 6.  Exhibits and Reports on Form 8-K...............................................
Signatures..............................................................................

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Attached are the following financial statements of Spieker Properties, L.P. (the Operating Partnership):

     (i)   Consolidated Balance Sheets as of September 30, 1996, and
           December 31, 1995
     (ii) Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 1996, and September 30, 1995
     (iii) Consolidated Statement of Partners' Capital for the
           Nine Month Period Ended September 30, 1996
     (iv)  Consolidated Statements of Cash Flows for the Nine Month
           Periods Ended September 30, 1996 and September 30, 1995
     (v)   Notes to Consolidated Financial Statements

The financial statements referred to above should be read in conjunction with the Operating Partnership's Annual Report on Form 10-K/A for the year ended December 31, 1995.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1996, AND DECEMBER 31, 1995

                             (dollars in thousands)

                                     ASSETS

                                                      September 30, 1996    December 31, 1995
                                                      ------------------    -----------------
                                                          (unaudited)

INVESTMENTS IN REAL ESTATE
  Properties:
  Land, land improvements and leasehold interests       $   357,280        $   303,157
  Buildings and improvements                                947,005            756,734
  Construction in progress                                   31,901             38,980
                                                        -----------        -----------
                                                          1,336,186          1,098,871
  Less - Accumulated depreciation                          (135,592)          (124,612)
                                                        -----------        -----------
      Net investment in properties                        1,200,594            974,259
  Investments in mortgages                                   14,342               --
                                                        -----------        -----------
      Net investments in real estate                      1,214,936            974,259


CASH AND CASH EQUIVALENTS                                    24,541              7,573


ACCOUNTS RECEIVABLE                                           3,353              3,351


DEFERRED RENT RECEIVABLE                                      4,391              4,698


RECEIVABLE FROM RELATED PARTY                                   109                386


DEFERRED FINANCING AND LEASING COSTS, net of
  accumulated amortization of $8,834
  and $9,586 as of September 30, 1996,
  and December 31, 1995, respectively                        16,686             13,485


FURNITURE, FIXTURES AND EQUIPMENT, net                        2,225              1,678


PREPAID EXPENSES AND OTHER ASSETS                             3,649              6,067
                                                        -----------        -----------

                                                        $ 1,269,890        $ 1,011,497
                                                        ===========        ===========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1996, AND DECEMBER 31, 1995
                             (dollars in thousands)

                        LIABILITIES AND PARTNERS' CAPITAL

                                                                       September 30, 1996   December 31, 1995
                                                                       ------------------   -----------------
                                                                           (unaudited)
DEBT

   Unsecured notes                                                        $   510,000        $   260,000
   Unsecured line of credit                                                    39,000            117,700
   Mortgage loans                                                              47,301            112,702
                                                                          -----------        -----------

     Total Debt                                                               596,301            490,402
                                                                          -----------        -----------

ASSESSMENT BONDS PAYABLE                                                       12,176             12,140

ACCOUNTS PAYABLE                                                                3,619              3,804

ACCRUED REAL ESTATE TAXES                                                       5,018                506

ACCRUED INTEREST                                                                9,658              2,510

UNEARNED RENTAL INCOME                                                          6,410              6,972

PARTNER DISTRIBUTIONS PAYABLE                                                  18,655             15,588

OTHER ACCRUED EXPENSES AND LIABILITIES                                         14,918             12,202
                                                                          -----------        -----------
      Total liabilities                                                       666,755            544,124
                                                                          -----------        -----------

MINORITY INTERESTS                                                             (1,257)            (1,203)
                                                                          -----------        -----------

COMMITMENTS AND CONTINGENCIES                                                    --                 --

PARTNERS' CAPITAL

   General Partners, including a liquidation preference of $131,250           558,367            419,847
   Limited Partners                                                            46,025             48,729
                                                                          -----------        -----------
      Total Partners' Capital                                                 604,392            468,576
                                                                          -----------        -----------
                                                                          $ 1,269,890        $ 1,011,497
                                                                          ===========        ===========


        The accompanying notes are an integral part of these statements.

                           SPIEKER PROPERTIES, L.P.


                 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996, AND 1995
                (dollars in thousands, except per share amounts)
                                   (UNAUDITED)

                                                                   Three Months Ended             Nine months Ended
                                                                      September 30                   September 30
                                                                      ------------                   ------------

                                                                  1996            1995           1996            1995
                                                               ---------       ---------      ---------       ---------

REVENUE

   Rental income                                               $  51,079       $  38,627      $ 142,131       $ 110,529
   Interest and other income                                       1,064             397          3,026           1,521
                                                               ---------       ---------      ---------       ---------
                                                                  52,143          39,024        145,157         112,050
                                                               ---------       ---------      ---------       ---------
OPERATING EXPENSES

   Rental expenses                                                 9,578           6,177         24,351          17,556
   Real estate taxes                                               3,989           3,132         11,292           8,822
   Interest expense, including amortization of finance costs       9,761          10,690         26,443          35,711
   Depreciation and amortization                                  10,033           8,100         27,373          23,384
   General and administrative and other expenses                   2,686           2,114          7,491           6,335
                                                               ---------       ---------      ---------       ---------
                                                                  36,047          30,213         96,950          91,808
                                                               ---------       ---------      ---------       ---------
   Income from operations before disposal of real estate
      properties and minority interests                           16,096           8,811         48,207          20,242
                                                               ---------       ---------      ---------       ---------
DISPOSAL OF REAL ESTATE PROPERTIES

      Loss on sale                                                (1,483)              -         (1,483)              -
                                                               ---------       ---------      ---------       ---------
   Income from operations before minority interests               14,613           8,811         46,724          20,242
                                                               ---------       ---------      ---------       ---------
MINORITY INTERESTS' SHARE IN NET (INCOME) LOSS                        (4)              7             (6)             18
                                                               ---------       ---------      ---------       ---------
      Net income                                               $  14,609       $   8,818      $  46,718       $  20,260
                                                               =========       =========      =========       =========
      General Partner                                             12,787           7,255         40,603          16,357
      Limited Partner                                              1,822           1,563          6,115           3,903
                                                               ---------       ---------      ---------       ---------
       Totals                                                  $  14,609       $   8,818      $  46,718       $  20,260
                                                               =========       =========      =========       =========
   Net income per Operating Partnership unit

       Net income                                              $     .34       $     .24      $    1.11       $     .62
                                                               =========       =========      =========       =========
   Distributions per Operating Partnership Unit

     General Partners                                          $     .43       $     .42      $    1.34       $    1.32
                                                               =========       =========      =========       =========
     Limited Partners                                          $     .43       $     .42      $    1.29       $    1.26
                                                               =========       =========      =========       =========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996
                             (dollars in thousands)
                                  (UNAUDITED)

                                          General         Limited
                                          Partner         Partner           General              Limited
                                           Units           Units            Partner              Partner          Total
                                           -----           -----             -------             -------          -----
BALANCE AT DECEMBER 31, 1995             30,475,232        6,565,356        $  419,847        $   48,729        $  468,576
  Contribution-Proceeds from
   sale of Common Stock                   5,022,500               --           121,368                --           121,368
  Contribution-Proceeds from
   sale of Class C Common Stock           1,176,470               --            29,963                --            29,963
  Conversion of limited partners'            15,537          (15,537)              386              (386)               --
interests

  Non-cash compensation merit fund               --               --                75                15                90
  Restricted stock grant                      8,000               --                --                --                --
  Exercise of stock options                  41,750               --               856                --               856
  Amortization of deferred
   compensation                                  --               --               291                --               291
  Partner Distributions                          --               --           (55,022)           (8,448)          (63,470)
  Net income                                     --               --            40,603             6,115            46,718
                                         ----------       ----------        ----------        ----------        ----------

BALANCE AT SEPTEMBER 30, 1996            36,739,489        6,549,819        $  558,367        $   46,025        $  604,392
                                         ==========       ==========        ==========        ==========        ==========


       The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996, AND 1995
                             (dollars in thousands)
                                   (UNAUDITED)

                                                                                                 Nine Months Ended
                                                                                                   September 30
                                                                                                 -----------------
                                                                                               1996           1995
                                                                                           ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                               $  46,718        $  20,260
  Adjustments to reconcile net income to net cash provided by operating activities-
  Depreciation and amortization                                                               27,373           23,384
  Amortization of prepaid interest and deferred financing costs                                  956            7,418
  Non-cash compensation                                                                          381              276
  Minority interests' share of net income (net loss)                                               6              (18)
  Loss of sale on real estate                                                                  1,483               --
  Decrease (increase) in deferred rent receivable                                                307             (275)
  (Increase) decrease in accounts receivable                                                      (2)           1,002
  Decrease in receivable from related party                                                      277               65
  Decrease (increase) in prepaid expenses and other assets                                     1,239             (994)
  Decrease in assessment bonds payable                                                          (573)            (342)
  (Decrease) increase in accounts payable                                                       (185)           5,155
  Increase in accrued real estate taxes                                                        4,512            3,390
  Increase (decrease) in accrued interest                                                      7,148             (480)
  Increase in other accrued expenses and liabilities                                           2,520            2,294
  (Decrease) increase in unearned rental income                                                 (562)          (1,181)
  Increase in payable to related party                                                            --           (1,186)
                                                                                           ---------        ---------
      Net cash provided by operating activities                                               91,598           58,768
                                                                                           ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES

  Additions to properties                                                                   (253,374)        (128,401)
  Additions to leasing costs                                                                  (4,288)          (2,994)
  Additions to investment in mortgages                                                       (14,342)              --
  Proceeds from disposal of property                                                           2,001               --
                                                                                           ---------        ---------
      Net cash used for investing activities                                                (270,003)        (131,395)
                                                                                           ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from debt                                                                         513,050          139,431
  Payments on debt                                                                          (407,151)        (196,755)
  Payment of financing fees                                                                   (2,250)            (303)
  Payment of distributions                                                                   (60,463)         (38,201)
  Capital contributions - stock offerings                                                    151,331          167,119
  Capital contributions - stock options exercised                                                856              645
                                                                                           ---------        ---------
      Net cash provided by financing activities                                              195,373           71,936
                                                                                           ---------        ---------
      Net increase in cash and cash equivalents                                               16,968             (691)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               7,573            9,663
                                                                                           ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  24,541        $   8,972
                                                                                           =========        =========
SUPPLEMENTAL CASH FLOW DISCLOSURE

  Cash paid for interest                                                                      20,181           29,119
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Debt assumed in relation to property acquisitions                                                 --           22,827
Increase to land and assessment bonds payable                                                    609            4,034
Minority interest capital recorded in relation to property acquisitions                           --           10,113
Write-off of fully depreciated property                                                       12,979            3,369
Write-off of fully amortized deferred financing and leasing costs                              4,098            1,847
Conversion of operating partnership units into Common Stock with resulting reduction
  in minority interest and increase in additional paid-in-capital                                386              343
Restricted Stock Grants                                                                          200               --


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995
                (dollars in thousands, except per share amounts)
                                   (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

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

     The Operating Partnership is primarily engaged in the ownership, operation, management, leasing, acquisition, expansion and development of industrial, suburban office, and retail income-producing properties. As of September 30, 1996, the Operating Partnership owned (i) 100 percent of 134 properties, (ii) an effective 100 percent general partner interest in Spieker Washington Interest Partners ("SWIP"), a California general partnership, which owns 100 percent of 13 properties, (iii) a 90 percent interest in one property, (iv) a 92.5 percent interest with SWIP in one property, and (v) 95 percent of the Series A Preferred Stock of Spieker Northwest, Inc., which provides fee management and other services for properties not owned by the Operating Partnership. The Operating Partnership's 149 stabilized properties, aggregating approximately 20.4 million leasable square feet, are comprised of 80 industrial properties, 54 office properties, and 15 retail properties. All of the properties are located in California and the Pacific Northwest.

     As a result of a number of stock offerings and contribution of capital to the Operating Partnership by the Company, the Company owns approximately
     84.9 percent general partner interest in the Operating Partnership as of September 30, 1996.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The consolidated financial statements include the consolidated financial position of the Operating Partnership and SWIP as of September 30, 1996, and December 31, 1995, its consolidated results of operations for the three and nine month periods ended September 30, 1996 and 1995, and its consolidated cash flows for the nine month periods ended September 30, 1996 and 1995. The Operating Partnership's investment in Spieker Northwest, Inc. is accounted for under the equity method. The carrying value of Spieker Northwest, Inc. of $53 at September 30, 1996, and December 31, 1995, is included in prepaid expenses and other assets. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

     The interim results for the three and nine month periods ended September 30, 1996 and 1995, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Operating Partnership's Annual Report on Form 10-K/A for the year ended December 31, 1995.

     Investments in Real Estate

     Properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the properties. The estimated lives are as follows:

     Land improvements and leasehold interests     18 to 40 years
     Buildings and improvements                    10 to 40 years
     Tenant improvements                           Term of the related lease

     Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Operating Partnership on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) during the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of September 30, 1996, and December 31, 1995, none of the carrying values of the properties exceeded their estimated fair values.

     As of September 30, 1996, and December 31, 1995, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

     The Operating Partnership is considering the sale of certain retail properties, though as of September 30, 1996, the Company's Board of Directors had not yet approved a plan of disposition.

     Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest and real estate taxes are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress.

     In January 1996, the Operating Partnership acquired two mortgage loans for the initial cost of $14,333. The mortgages are secured by real estate, have an aggregate face value of $21,000, require monthly principal and interest payments of $163, and mature in December 1999. The Operating Partnership assesses possible impairment of these loans on a quarterly basis by reviewing the fair value of the underlying real estate. At September 30, 1996, the value of the underlying real estate was in excess of the carrying value of the mortgage loans.

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

     Fair Value of Financial Investments

     Based on the borrowing rates currently available to the Operating Partnership, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit, overnight repurchase agreements and investments in money market funds, with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

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

     Interest and Other Income

     Interest and other income includes interest income on cash, cash equivalents and mortgage investments, management fee income and a $150 extraordinary gain on the early extinguishment of debt.

     Net Income Per Unit

     Per unit amounts for the Operating Partnership are computed using the weighted average units outstanding during the period, including the dilutive effect of vested stock options. The weighted average general partner units and limited partner units outstanding for the three and nine month periods ended September 30, 1996 and 1995, are as follows:

                                                    General Partner Units    Limited Partner Units
                                                    ---------------------    ---------------------
          Three Months Ended:
              September 30, 1996                          36,947,829                6,549,819
              September 30, 1995                          30,467,455                6,560,088

          Nine months Ended:
              September 30, 1996                          35,499,627                6,549,819
              September 30, 1995                          26,240,923                6,360,115


     Reclassifications

     Certain items in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   RELATED PARTY TRANSACTIONS

     Receivable From Related Party

     The receivable from related party at September 30, 1996, and December 31, 1995, represents management fees and reimbursements from Spieker Partners related entities.

4.   DEBT

     Unsecured Notes

     On July 19 and 22, 1996, the Operating Partnership issued unsecured notes totaling $150,000 in principal, consisting of $100,000 of notes maturing in 2005 with an 8.00% interest rate and $50,000 of notes maturing in 2001 with a 7.58% interest rate. Net proceeds were used to repay borrowings on the unsecured line of credit.

     As of September 30, 1996, the Operating Partnership has outstanding $510,000 in investment grade rated unsecured notes with varying interest rates from 6.65% to 8.00% payable semi-annually. The notes are due on various dates from 2000 to 2005.

     Unsecured Line of Credit

     The maximum amount available under the Operating Partnership's unsecured line of credit facility is $150,000. The facility carries interest at LIBOR plus 1.25% and matures in November 1997. The facility also includes a fee on average unused funds which varies between 0.125% and 0.20% based on the average outstanding balance. As of September 30, 1996, the amount drawn on the facility was $39,000.

     Mortgage Loans

     Mortgage loans of $47,301 as of September 30, 1996, are secured by a first or second deed of trust on related properties. The mortgage loans carry interest rates ranging from 7.5% to 13.75%, require monthly principal and interest payments, and mature on various dates from 1996 to 2012.

5.   PARTNER DISTRIBUTIONS PAYABLE

     The dividends and distributions payable at September 30, 1996, and December 31, 1995, represent amounts payable to the partners for the quarters then ended.

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

     In December 1995, the Company sold 4,250,000 shares of Series B Preferred Stock at $25.00 per share and concurrently sold $260,000 of unsecured investment grade rated notes through underwritten public offerings (collectively referred to as the "December 1995 Offerings"). Net proceeds of $358,900 were contributed to the Operating Partnership and were used to prepay cross-collateralized mortgage obligations outstanding and certain fees to Prudential Insurance Company.

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

7.    EMPLOYEE STOCK INCENTIVE POOL

      At the time of the Company's initial public offering, the Senior Officers of the Company reserved a portion of their Operating Partnership Units for awards to personnel employed by the Company at the time of the IPO. The units are converted into Common Stock at the time of grant. The aggregate amount of interests reserved for the Employee Stock Incentive Pool is equivalent to 69,990 shares of Common Stock. The participants in the Pool were granted 25% of their respective allocations on January 1, 1994, January 1, 1995, and January 1, 1996, resulting in a total of 75% of stock awards having been granted. The remainder of the employees' allocations will be granted on January 1, 1997, provided that the employee has not previously terminated employment.

      The initial deferred compensation of $1,320 pertaining to the 69,990 units was recorded on the books of the Company, and is being amortized annually based on the vesting period. The initial value was calculated by converting the 69,990 partnership units into shares of Common Stock and multiplying by the Company's Common Stock price on the date of the grant.

      For the nine month period ended September 30, 1996, non-cash compensation expense recognized for such awards was $291.

8.    ACQUISITIONS

     The Operating Partnership acquired the following properties during the nine month period ended September 30, 1996:

                                                                           Total Rentable
Project Name                        Location         Property Type (1)       Square Feet    Date Acquired    Initial Cost
------------                        --------         ----------------      --------------   -------------    ------------
Bayside Corporate Center            Foster City, CA          O                   84,925          Jan '96        $ 10,000
Benicia Industrial                  Benicia, CA              I                1,822,788          Jan '96        $ 41,100
Everett Industrial                  Everett, WA              I                  150,154          Mar '96        $  7,400
Carmel Valley Centre I & II         San Diego, CA            O                  106,921          Apr '96        $ 14,000
2290 North First Street             San Jose, CA             O                   75,680          May '96        $  6,000
Everett 526                         Everett, WA              I                   97,523          May '96        $  4,300
Port of Oakland                     Oakland, CA              I                  199,733          May '96        $  6,800
Doolittle Drive                     San Leandro, CA          I                  113,196          May '96        $  3,500
10700 Northup Building              Bellevue, WA             O                   55,854          May '96        $  4,600
Dove Street                         Newport Beach, CA        O                   78,052          June '96       $  7,900
Fidelity Plaza                      Sacramento, CA           O                   77,453          July '96       $  5,000
The City                            Orange, CA               O                  595,056          July '96       $ 34,400
MacArthur Park                      Santa Ana, CA            I                   93,158          Aug '96        $  6,200
Fairchild Corporate Center          Irvine, CA               O                  104,973          Aug '96        $ 10,100
Stadium Plaza                       Anaheim, CA              I                  769,003          Aug '96        $ 38,400


     (1)  "O" indicates office property; "I" indicates industrial property.

     Additionally, the Operating Partnership acquired two mortgages secured by two office properties in San Jose, California for the initial cost of $14,333.

9.   DEVELOPMENTS

     During the nine month period ended September 30, 1996, the Operating Partnership acquired five parcels of land for development. The total initial cost of these five parcels was $7,243.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those risks and special considerations set forth in the Operating Partnership's other SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Operating Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     RESULTS OF OPERATIONS

     The following comparison is of the Operating Partnership's consolidated operations for the three and nine month periods ended September 30, 1996, as compared to the corresponding periods ended September 30, 1995.

     Rental revenues for the third quarter of 1996 increased by $12.5 million or 32.4% to $51.1 million, as compared with $38.6 million for the quarter ended September 30, 1995. Of this increase, $3.5 million was generated by properties acquired during 1995 (the "1995 Acquisitions"). During 1995, the Operating Partnership invested $164.8 million to acquire properties totaling 2.3 million square feet. As used herein, the terms "invested" and "total investment" represent the initial purchase price of acquisitions, plus the projected cost of certain repositioning capital expenditures anticipated at the time of purchase.

     $2.5 million of the rental revenue increase in the third quarter of 1996 was generated by property developments (the "Developments"). During the nine month period ended September 30, 1996, seven properties totaling 0.9 million square feet have been completed and added to the Operating Partnership's portfolio of stabilized properties. The total cost of such properties, including the estimated cost to complete initial tenant improvements, is $63.0 million. The Operating Partnership also has a current development pipeline consisting of eleven properties representing a total projected cost of $82.3 million and 1.3 million square feet. Certain of the properties in the development pipeline are shell complete and partially occupied.

     $6.1 million of the rental revenue increase in the third quarter of 1996 was generated by properties acquired during the nine month period ended September 30, 1996. During the first three quarters of 1996, the Operating Partnership acquired properties totaling 3.4 million square feet, net of
     1.0 million square feet, in two properties acquired, undergoing substantial repositioning (the "1996 Acquisitions"). The Operating Partnership estimates the total investment in the 1996 Acquisitions completed as of September 30, 1996, will be $227.9 million.

     The remaining $0.4 million of the increase in rental revenues is attributable to revenue increases in the properties owned at January 1, 1995, (the "Core Portfolio"). The revenue increase in the Core Portfolio is due to increased rental rates realized on the renewal and re-leasing of second-generation space. During the first nine months of 1996, the Operating Partnership completed 470 lease transactions for the renewal or re-leasing of 2.7 million square feet of second-generation space. On average, the new effective rates were 10.8% higher than the expiring rent.

     For the nine month period ended September 30, 1996, rental revenues increased by $31.6 million or 28.6% to $142.1 million, as compared to $110.5 million for the corresponding period ended September 30, 1995. The increase was attributable to revenues in the amount of $14.0 million from the 1995 Acquisitions, $5.3 million from the Developments, $10.0 million from the 1996 Acquisitions, and $2.3 million from the Core Portfolio.

     As a result of the 1995 Acquisitions, 1996 Acquisitions, and the Developments, the Operating Partnership's rentable square footage increased by 4.8 million square feet or 30.8% to 20.4 million square feet on September 30, 1996, from 15.6 million on September 30, 1995. At September 30, 1996, the portfolio of stabilized properties was 94.9% leased. By property type, the office portfolio was 93.4% leased, the industrial portfolio was 95.8% leased and the retail portfolio was 93.7% leased.

     Interest and other income increased by $0.7 million and $1.5 million or 175.0% and 100.0% for the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. The net increases in interest and other income were primarily due to $0.5 million and $1.3 million in interest income earned on investments in mortgages during the three and nine month periods ended September 30, 1996, respectively.

     Rental expenses increased by $3.4 million or 54.8% for the three month period ended September 30, 1996, as compared with the same period in 1995. Real estate taxes increased by $0.9 million or 29.0% for the three month period ended September 30, 1996, as compared with the same period in 1995. The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Operating Partnership's portfolio of properties. On a percentage basis, property operating expenses were 26.6% and 24.1% of rental revenues for the quarters ended September 30, 1996, and September 30, 1995, respectively. The total increase in property operating expenses is due to a $1.2 million increase attributable to the 1995 Acquisitions, a $0.6 million increase attributable to the Developments, a $2.1 million increase attributable to the 1996 Acquisitions, and a $0.4 million increase attributable to the Core Portfolio.

     For the nine month period ended September 30, 1996, rental expenses increased by $6.8 million or 38.6% to $24.4 million, as compared to $17.6 million for the corresponding period ended September 30, 1995. Real estate taxes increased by $2.5 million or 28.4% to $11.3 million for the nine month period ended September 30, 1996, as compared to $8.8 million for the corresponding period ended September 30, 1995. The total increase in property operating expenses is due to a $4.6 million increase attributable to the 1995 Acquisitions, a $1.5 million increase attributable to the Developments, a $0.3 million increase attributable to the Core Portfolio, and a $2.9 million increase attributable to the 1996 Acquisitions. On a percentage basis, property operating expenses were 25.1% and 23.9% of rental revenues for the nine month periods ended September 30, 1996 and 1995, respectively.

     Interest expense decreased by $0.9 million or 8.4% to $9.8 million for the three month period ended September 30, 1996, from $10.7 million for the same period in 1995. For the nine month period ended September 30, 1996, interest expense decreased by $9.3 million or 26.1% to $26.4 million, from $35.7 million for the same period in 1995. The decrease in interest expense is due to the elimination of the amortization of debt discount as a result of the December 1995 refinancing of $347 million of secured mortgage debt (the "Prudential Debt"). The Prudential Debt was prepaid with the net proceeds from the concurrent underwritten public offering of $260.0 million of investment grade rated unsecured notes and 4.25 million shares of Series B Preferred Stock. The prepayment of the Prudential Debt resulted in the write-off of approximately $28.1 million in debt discount which was previously being amortized over the remaining term of the loans and recorded as interest expense.

     Depreciation and amortization expenses increased by $1.9 million or 23.5% and $4.0 million or 17.1% for the three and nine month periods ended September 30, 1996, respectively, as compared with the same periods in 1995 due to the 1995 and 1996 Acquisitions and the Developments.

     General and administrative expenses and other expenses increased by $0.6 and $1.2 million for the three and nine month periods ended September 30, 1996, respectively, as compared with the same periods in 1995, primarily as a result of the increased number of employees. On a percentage basis, general and administrative expenses were 5.3% and 5.3% of rental revenues for the three and nine month periods ended September 30, 1996, respectively, as compared with 5.4% and 5.7%, respectively, for the same periods in 1995.

     Net income before minority interests and disposal of real estate properties increased by $7.3 million or 83.0% to $16.1 million for the three month period ended September 30, 1996, from $8.8 million for the same period in 1995. For the nine month period ended September 30, 1996, net income before minority interests and disposal of real estate properties increased by $28.0 million or 138.6% to $48.2 million from the amount for the same period in 1995. The increase in net income is principally due to (i) the increase in income from the 1995 and 1996 Acquisitions, the Developments and the increased property operating income (rental revenue less property operating expenses) generated by the Core Portfolio as a result of increased rental rates realized on the renewal and re-leasing of second-generation space and (ii) the decrease in interest expense.

     LIQUIDITY AND CAPITAL RESOURCES

     For the nine month period ended September 30, 1996, cash provided by operating activities increased by $32.8 million or 55.8% to $91.6 million, as compared to $58.8 million for the same period in 1995. The increase is primarily due to the increase in net income resulting from the 1995 and 1996 Acquisitions, the Developments, increased property operating income generated by the Core Portfolio and a decrease in interest expense. Cash used for investing activities increased by $138.6 million or 105.5% to $270.0 million for the first nine months of 1996, as compared to $131.4 million for the same period in 1995. The increase is attributable to the Operating Partnership's ongoing acquisition and development of suburban office, industrial and retail properties. Cash provided by financing activities increased by $123.5 million or 171.8% to $195.4 million for the first nine months of 1996, as compared to $71.9 million for the same period in 1995. During the first nine months of 1996, cash provided by financing activities consisted, primarily, of $152.2 million in net proceeds from the sale of Common Stock and Class C Common Stock, and $248.1 million in net proceeds from the issuance of unsecured notes, which was offset by net payments of $78.7 million on the line of credit and net payments of $65.4 million on mortgage loans. Additionally, payments of distributions increased by $22.3 million to $60.5 million for the first nine months of 1996, as compared with $38.2 million for the same period in 1995. The increase is due to the greater number of shares outstanding and a 2.4% increase in the distribution rate.

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

     At September 30, 1996, the Operating Partnership had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Operating Partnership believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

     The Operating Partnership has a $150.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus 1.25%. The Facility matures in November 1997 and the Operating Partnership has an option to extend the Facility for one year upon payment of a fee equal to 0.12% of the total Facility. The Facility also includes a fee on average unused funds, which varies between 0.125% and 0.20% based on the average outstanding balance. At September 30, 1996, the Operating Partnership had $39.0 million outstanding under the Facility.

     In December 1995, the Operating Partnership issued in a public offering $260.0 million of unsecured investment grade rated notes (the "Unsecured Notes") and the Company issued $106.3 million of Series B Preferred Stock (the offering of the Unsecured Notes and the offering of the Series B Preferred Stock are collectively referred to as the "December Offerings"). The Unsecured Notes were issued in three tranches as follows: $100.0 million of 6.65% notes due December 15, 2000, priced to yield 6.683%, $50.0 million of 6.80% notes due December 15, 2001, priced to yield 6.823%, and $110.0 million of 6.95% notes due December 15, 2002, priced at par. The Series B Preferred Stock was issued at $25.00 per share and a dividend yield of 9.45%.

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

     On January 19, 1996, the Operating Partnership issued $100.0 million of investment grade rated unsecured notes. The notes carry an interest rate of 6.90%, were priced to yield 6.97%, and mature on January 15, 2004. Net proceeds of $98.9 million were used to repay borrowings on the unsecured line of credit. In June 1996, the Operating Partnership commenced a $200.0 million medium-term note program. In July 1996, the Operating Partnership issued $100.0 million of 8.00% medium-term notes due July 19, 2005 and $50.0 million of 7.58% medium-term notes due December 17, 2001 (the "July Notes"). The net proceeds of $149.2 million from the issuance of the July Notes were used to repay borrowings on the line of credit and to fund ongoing acquisition and development projects. As of September 30, 1996, $50.0 million of debt securities remained available for issuance under the medium-term note program.

     As of September 30, 1996, the Operating Partnership had $510.0 million of investment grade rated unsecured notes outstanding. The notes have interest rates which vary from 6.65% to 8.00%, and various maturity dates which range from 2000 to 2005.

     In addition to the Unsecured Notes and the Facility, the Operating Partnership has $47.3 million of secured indebtedness (the "Mortgages") at September 30, 1996. The Mortgages have interest rates varying from 7.5% to 13.75% and maturity dates from 1996 to 2012. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Operating Partnership also has $12.2 million of assessment bonds outstanding as of September 30, 1996.

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

     In August 1996, the Company filed a shelf registration statement (the "August 1996 Shelf Registration Statement") with the SEC to register 50,000 shares of Common Stock issuable by the Company upon exchange of partnership units in the Operating Partnership by certain holders thereof. In October 1996, the Company filed a registration statement (the "October 1996 Shelf Registration Statement") with the SEC to register 245,738 shares of Common Stock issuable by the Company upon exchange of partnership units in the Operating Partnership by certain holders thereof. The Company will receive no proceeds from the sale of Common Stock under the August 1996 Shelf Registration Statement and the October 1996 Shelf Registration Statement.

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

     Pursuant to the National Association of Real Estate Investment Trusts ("NAREIT") revised definition of Funds from Operations, beginning with the quarter ended March 31, 1996, the Operating Partnership calculated Funds from Operations by adjusting net income before minority interest, calculated in accordance with GAAP, for certain non-cash items, principally the amortization and depreciation of real property and for dividends on shares and other equity interests that are not convertible into shares of Common Stock. The Operating Partnership does not add back the depreciation of corporate items, such as computers or furniture and fixtures, or the amortization of deferred financing costs or debt discount. However, the Operating Partnership includes an adjustment for the straight-lining of rent under GAAP, as management believes this presents a more meaningful picture of rental income over the reporting period.

     Funds from Operations per share is calculated based on weighted average shares equivalents outstanding, assuming the conversion of all shares of Series A Preferred Stock, Class B Common Stock, Class C Common Stock and all partnership units in the Operating Partnership into shares of Common Stock. Assuming such conversion, the average number of shares outstanding for the three and nine month periods ended September 30, 1996, are 43,497,648 and 42,049,446, respectively, and 37,027,543 and 32,601,038 for the same periods in 1995.

                       STATEMENT OF FUNDS FROM OPERATIONS
                      (based on the new NAREIT definition)
                             (dollars in thousands)

                                                 Three Months Ended                 Nine Months Ended
                                         September 30,     September 30,    September 30,     September 30,
                                              1996              1995             1996              1995
                                              ----              ----             ----              ----
Net income before minority interest and
  disposal of real estate properties        $ 16,096        $  8,811          $ 48,207          $ 20,242
Add:

Depreciation and Amortization                  9,938           8,081            27,135            23,275

Dividends on Series B Preferred Stock         (2,510)             --            (7,530)               --

Other, net                                       116             107               201               247

Straight-lined rent                              252             (12)              307              (275)
                                            --------        --------          --------          --------

    Funds from Operations                   $ 23,892        $ 16,987          $ 68,320          $ 43,489
                                            ========        ========          ========          ========


     Because of the impact of the December Offerings on the Operating Partnership's balance sheet and result of operations, the Operating Partnership believes that an adjusted calculation of 1995 Funds from Operations, based on the new NAREIT definition and reflecting the effect of the December Offerings and the conversion of the secured line of credit into an unsecured facility, as if such transactions had occurred on January 1, 1995, provides a helpful basis for analyzing the impact of the new NAREIT definition. The table below sets forth the Operating Partnership's calculation of Funds from Operations for the three and nine month periods ended September 30, 1995, based on the new NAREIT definition and adjusted to reflect the December Offerings and the conversion of the secured line of credit into an unsecured facility.

                          STATEMENT OF FUNDS FROM OPERATIONS
                         1995 New NAREIT Definition Adjusted
                                (dollars in thousands)

                                                              Three Months Ended     Nine Months Ended
                                                              September 30, 1995    September 30, 1995
                                                              ------------------    ------------------
Funds From Operations - New Definition                             $ 16,987              $ 43,489

Add:

   Amortization of Discount and Deferred Financing Fees               2,443                 7,417
                                                                   --------              --------

Funds From Operations - Old Definition                               19,430                50,906

Less:

    Restructuring of Secured Debt (1)                                  (958)               (2,874)

    Amortization of Discount and Deferred Financing Fees (2)           (299)                 (985)
                                                                   --------              --------

Funds From Operations - Pro Forma New Definition                   $ 18,173              $ 47,047
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

PART II. OTHER INFORMATION

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

                                                  Spieker Properties, L.P.
                                                  Registrant)

Dated: November 8, 1996                           /s/ Elke Strunka
                                                  ------------------
                                                  Elke Strunka,
                                                  Vice President
                                                  Principal Accounting Officer

                                 EXHIBIT INDEX

    Exhibit Number                                               Page Number
    --------------                                               -----------

    12.1     Statement of Computation of Ratio of
             Earnings to Fixed Charges

    27.1     Article 5 Financial Data Schedule