Form 10-K
period 1996-12-31
SPIEKER PROPERTIES L P
filed 1997-03-31
CIK 1002575

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 33-98372-01

                            SPIEKER PROPERTIES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                    94-3188774
------------------------------------        ------------------------------------
   (State or other jurisdiction of incorporation or       (IRS Employer
            organization)                                Identification No.)

      2180 SAND HILL ROAD, MENLO PARK, CA                           94025
-----------------------------------------------------     ----------------------
       (Address of principal executive offices)                   (Zip code)

                                 (415) 854-5600
                           -------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

DOCUMENTS INCORPORATED BY REFERENCE:

PART III: Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's annual stockholders' meeting to be held on June 10, 1997.

                                TABLE OF CONTENTS
                                    FORM 10-K


PART I

    Item 1    Business......................................................................................
    Item 2    Properties....................................................................................
    Item 3    Legal Proceedings.............................................................................
    Item 4    Submission of Matters to a Vote of Security Holders...........................................

PART II

    Item 5    Market for Registrant's Common Stock and Related Stockholder Matters..........................
    Item 6    Selected Financial Data.......................................................................
    Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations.........
    Item 8    Financial Statements and Supplementary Data...................................................
    Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........

PART III

    Item 10   Directors and Executive Officers of the Registrant............................................
    Item 11   Executive Compensation........................................................................
    Item 12   Security Ownership of Certain Beneficial Owners and Management................................
    Item 13   Certain Relationships and Related Transactions................................................

PART IV

     Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................

                                     PART I



This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Operating Partnership's actual results could differ materially from those set forth in the forward-looking statements as a result of various factors, including general real estate investment risks, competition, risks associated with acquisition and development activities and debt financing, environmental matters, general uninsured losses and seismic activity.

ITEM 1.       BUSINESS

Description of Business

Spieker Properties, L.P. (the "Operating Partnership") acquires, develops and operates commercial properties in California and Washington, Oregon and Idaho (the "Pacific Northwest"). As of December 31, 1996, the Operating Partnership owned income-producing properties (the "Properties") aggregating approximately
21.4 million rentable square feet. The portfolio consists of industrial properties aggregating approximately 13.7 million rentable square feet, office properties aggregating approximately 6.3 million rentable square feet and retail properties aggregating approximately 1.4 million rentable square feet. The Operating Partnership has acquired 3.3 million net rentable square feet of office and industrial properties since December 31, 1996, and has completed the disposal of one additional retail property. As of December 31, 1996, the average occupancy rate of the properties was approximately 96.6%

Spieker Properties, Inc. (the "Company") was incorporated in the state of Maryland on August 20, 1993, and commenced operations effective with the completion of its initial public offering ("IPO") on November 18, 1993. In the IPO, the Company issued 20,400,000 shares of Common Stock at $20.50 per share, or $418.2 million and used net proceeds of $386.8 million to purchase an approximate 77.6% general partnership interest in the Operating Partnership. Since there are no material differences between the Company's and the Operating Partnership's business and properties, the Company and the Operating Partnership are collectively referred to as the "Company", unless the context requires otherwise. As of December 31, 1996, the Company owned an approximate 84.9% general partnership interest in the Operating Partnership. Following the equity offering in January 1997 described herein, the percentage ownership was increased to 86.9% as of March 18, 1997.

Business Strategy and Operational Philosophy

The Company's principal objective is to achieve sustainable long-term growth in Funds from Operations per share. The Company has pursued this goal since its inception through a focused, strategic approach to acquisition, development and property management.

BUSINESS STRATEGY

Focus on Quality Commercial Property. The Company invests in quality office and industrial properties that possess attributes that enable the properties to be competitive in both the short and the long run. The Company seeks to own properties in locations which provide easy access to major transportation arteries and are close to important services. With more than 25 years of experience in owning and operating income-producing properties, the Company's management possesses a high degree of knowledge of the physical and locational characteristics that give a property long-term viability.

The Company takes significant steps to differentiate its properties from those of nearby competitors, so as to maximize their attractiveness to potential users. The Company focuses on office properties that have ample glass line per square foot of office space, and user-friendly common areas, stairs, elevators and restrooms, convenient parking and efficient suite layouts. Additionally, the Company seeks to provide amenities and services such as conference rooms and health clubs. The Company's warehouse properties typically have high clear heights, numerous dock facilities, appropriate truck staging and high-capacity sprinkler systems. The Company also seeks to differentiate its industrial properties through the use of landscaping as well as exterior glass walls.

The Company pays careful attention to the long-term quality of the buildings that it develops by emphasizing first-class materials, systems and workmanship during their construction. The exterior appearances of the Properties are designed to be attractive, enduring and appropriately simple. The Company avoids projects which are lavish or unnecessarily intricate, as these features tend to prematurely date buildings and often fail to deliver value from the tenants' perspective.

Serve Wide Range of Tenants. The Company focuses on leasing space to tenants of various sizes and on owning properties that are easily divisible and therefore appeal to a wide range of potential tenants. Such property flexibility also allows the Company to better serve existing tenants by accommodating their inevitable expansion and contraction needs. In addition, the Company's experience is that such project flexibility helps it maintain high occupancy rates particularly when market conditions are less favorable.

By focusing on divisible projects and a wide range of tenants, the Company has been able to control the capital expenditures associated with re-leasing space. Consequently, the Company's capital expenditure requirements are relatively lower than those associated with downtown office buildings or large single tenant suburban projects. The Company also attempts to limit tenant improvement expenditures to those which are in demand by, and adaptable to, a high number of users.

Own Suburban Properties. The Company focuses its efforts on properties in suburban markets surrounding major metropolitan areas. The Company believes that a number of significant demographic and technological factors have caused, and will continue to cause, properties in suburban areas to perform better than properties in central business districts. The desire of employees to work near their residence as well as transportation difficulties and safety concerns associated with central business districts have generally caused employers to seek facilities in the suburbs in the recent past. These factors are reinforced by technological changes which have enabled companies to operate efficiently from disparate locations.

In each specific local submarket of a suburban area in which it operates, the Company generally seeks to own a number of properties and to be one of the most significant commercial landlords in that market. The Company believes that this strategy gives it a measure of control over the rental rates it charges for its properties. Through this approach, the Company can also offer prospective tenants a variety of property options and can provide existing tenants, who are expanding, additional space in properties owned by the Company in the same area. The Company believes that it has achieved significant market penetration within a number of the submarkets in which it operates.

Invest in Growing Regions. The Company focuses its activities in California and the Pacific Northwest, where it believes economic growth will exceed national averages. The Company believes these regions possess diverse and vibrant economies with strong prospects for future growth due to their Pacific Rim location, quality of life, well-developed transportation infrastructures, high technology industries, well-educated employee base and excellent universities. Within California and the Pacific Northwest, the Company focuses its activities on the major metropolitan areas of Seattle, Portland, San Francisco, San Jose, Sacramento, Los Angeles, Orange County and San Diego, which have shown to be desired locations of a large number of businesses.

Provide Superior Level of Service. The Company's goal is to provide a superior level of service to its tenants in order to achieve high occupancy and rental rates, as well as low turnover. The Company's office property managers are located on-site, providing tenants with convenient access to management and allowing tenants to focus on their business rather than on property issues. On-site staff enable the Company's properties to be well-maintained and to convey a sense of quality, order and security that complements the suburban environments in which the properties are located. The Company has significant experience in acquiring properties managed by others and thereafter improving tenant satisfaction, occupancy levels, renewal rates and rental income by implementing the Company's tenant service programs.

OPERATING PHILOSOPHY

Fully-Integrated Management Capabilities. The Company has had, and will continue to have, a philosophy of maintaining in-house resources to add value to properties through the entire cycle of acquisition, development, and ownership, including design, construction, leasing and management. The Company utilizes in-house resources to market, lease and manage its properties and does not typically list its properties with outside businesses or use third-party management contractors. All of the Company's officers with real estate responsibility have had extensive experience marketing various properties and have, at least one time in their careers, been directly responsible for leasing specific properties. The Company believes this approach gives it a significant advantage as such depth of experience provides it with a detailed knowledge of markets and tenant preferences.

Accountability. The Company has a philosophy of holding one senior officer or a small group of senior officers accountable, under the supervision and direction of the Company's executive officers, for all phases of a property's development, from purchase, design and budgeting through construction, leasing and ongoing management. The Company believes that this approach increases the likelihood of a project's success because of the senior officer's accountability, continuity of involvement in the project and resulting detailed knowledge of the property and its tenants, particularly as compared to a compartmentalized approach to the real estate business where individuals are responsible only for certain limited areas of a project.

Training and Retention. The Company's hiring, training and retention of a talented management group has been an important factor in its success. The Company expends significant efforts in the training of new employees in fundamental real estate skills as well as in the continuing education of existing employees. All of the Company's officers, including the executive officers, are involved in the education program, which reinforces the program's importance to the Company and its personnel. The Company's officer compensation program includes cash bonuses and restricted stock payments tied largely to growth in net operating income from existing properties under their management, as well as contribution to Funds from Operations from new acquisitions and developments in their regions. Non-officer compensation includes subjective bonuses based upon, among other factors, tenant satisfaction and leasing and re-leasing success. The Company also believes that stock options are an effective means of linking employees' actions to stockholder value and has granted options to 70 of the Company's 212 employees.

Employees

As of December 31, 1996, the Company had 212 employees.

Competition

Other properties within the Company's markets compete with the Properties in attracting tenants, primarily on the bases of location, rental rates, services provided, and the design and condition of the improvements. In each of the Company's markets, the competition for tenants has been, and continues to be, intense. Some of these competing properties are newer, better located or better capitalized than the Company's properties. The number of competitive commercial properties in a particular area could have a material effect on the Company's ability to lease space in its properties or at newly developed or acquired properties and on the rents charged.

The Company also faces competition in its efforts to acquire equity interests in desirable real estate; such competitors include domestic and foreign financial institutions, other REITs, life insurance companies, pension funds, trust funds, partnerships and individual investors.

Working Capital

The Company believes that the cash provided by operations and its unsecured line of credit provide sufficient sources of liquidity to fund the Company's working capital requirements.

Environmental Matters

Compliance with laws and regulations relating to the protection of the environment, including those regarding the discharge of materials into the environment, has not had any material effects upon the capital expenditures, earnings or competitive position of the Company.

The 97 Properties owned by the Company at December 31, 1993, were each subject to a Phase I environmental audit or update during the twelve-month period ended December 31, 1993, certain of the Properties were subject to

Phase II environmental investigations, and all buildings on properties constructed prior to 1985 have been subject to asbestos detection investigations. In addition, for each of the properties acquired subsequent to December 31, 1993, and for each parcel of land purchased for development, a Phase I environmental audit or update was completed as part of the acquisition due diligence process. These investigations have not revealed any environmental condition that the Company believes would have a material effect on its business, assets or results of operations. Independent parties have reported that no asbestos-containing materials were used in buildings constructed on the Properties during or after 1985.

Site assessments have revealed soil and ground water contamination at the Stender Way II property in Santa Clara, California. A third party is primarily bearing the costs relating to this environmental condition and the Company believes that its exposure, if any, is not material. Additionally, three properties located in Stanford Research Park in Palo Alto, California, are subject to varying degrees of known environmental contamination. The remediation costs associated with this contamination have also been, and are expected to continue to be, borne by other parties. Furthermore, the Company has entered into indemnification agreements whereby the Company has been, and is to be, indemnified for liabilities arising from clean-up costs relating to these three properties. Environmental contamination has been found to have originated on the industrial development project site in Santa Clara, which is known as Walsh at Lafayette, and which was acquired by the Company in 1995. The relevant government agency has identified a third party as responsible for remediation, and the remediation process is continuing. The Company is being indemnified for environmental contamination on the Walsh at Lafayette property by a third party that was the former owner of the property.

Site assessments have revealed that soil and groundwater at the Company's Montgomery Ward property in Pleasant Hill, California, have been contaminated with volatile organic compounds. The likely sources of this contamination are on-site underground storage tanks and a potential off-site contamination source. To date, no government agency has issued any directives requiring that a remediation plan be filed or the contamination be cleaned up. The Spieker partnership (the "Spieker Predecessor") that transferred this property to the Company previously filed a lawsuit against the seller to enforce an indemnity agreement and against certain other potentially responsible parties to have those parties bear any clean-up costs. Settlement has been reached with certain of the defendants in the lawsuit, resulting in cash payments to the Company. A trial involving the remaining defendants ended without any additional cash awards being made. Due to the nature of this environmental condition and the Company's expectation that other parties will be primarily responsible for the clean-up costs, the Company believes that its exposure, if any, for clean-up costs would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Site assessments have revealed soil and groundwater contamination at the Arden Square property in Sacramento, California. This property is one of the retail properties which are under contract to be sold to Pacific Retail Trust ("PRT"). The Company has agreed to indemnify PRT for the contamination. However, the Company believes that the liabilities and clean-up costs associated with this contamination are covered under the Company's pollution insurance policy (except to the extent of the deductible under such policy). A possible similar situation was recently discovered in Woodside, California, which retail property is also under contract to be sold to PRT. The extent of this possible contamination, if any, is still being tested. The Company also has pollution insurance coverage for this property and believes that such contamination will be covered by such insurance (except to the extent of the deductible under such policy).

Although the environmental investigations conducted to date have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, and the Company is not aware of any such liability, it is possible that these investigations did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. No assurances can be given that (i) future laws, ordinances, or regulations will not impose any material environmental liability, or (ii) the current environmental condition of the Properties has not been, or will not be, affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties, or by third parties unrelated to the Company.

ITEM 2.       PROPERTIES

General

As of December 31, 1996, the Company's portfolio of properties consisted of industrial, suburban office and retail income-producing properties located in California and the Pacific Northwest. The total rentable square footage of the Properties at December 31, 1996, was approximately 21.4 million rentable square feet, consisting of approximately 13.7 million square feet of industrial property, approximately 6.3 million square feet of office property and approximately 1.4 million square feet of retail property. As of December 31, 1996, the average occupancy rate of the Properties was approximately 96.6%.

After an extensive review of the Company's investment opportunities and strategic position, the Company has decided to focus exclusively on office and industrial properties. The Company has therefore decided to divest itself of its retail properties and reinvest the proceeds from these properties in office and industrial properties, which the Company believes offer better growth prospects. During 1996, the Company completed the disposal of three of its retail properties at an aggregate consideration of $45.4 million, and signed definitive agreements to dispose of six other retail properties for aggregate consideration of approximately $61.1 million. Of the six properties under contract, five will be disposed of before May 1, 1997, on dates to be determined by the Company, with the final property to be disposed of by December 31, 1997. In connection with these dispositions, the Company's retail employees have become employees of PRT, and PRT has agreed to manage the Company's remaining retail properties pending disposition. The Company is in the process of marketing and divesting its other retail properties and it anticipates that the divestiture will be completed in 1998.

For the year ended December 31, 1996, none of the Properties had net book values equal to 10% or more of the Company's total assets or aggregate gross revenues. The Company's largest property represents 3.2% of net book value and 2.6% of base rental revenues.

The Location and Type of the Company's Properties

The Properties are located in six geographic areas within California and the Pacific Northwest, which are comprised of numerous local markets. The following table sets forth, as of December 31, 1996, the location and type of the Properties by rentable square feet.


     RENTABLE SQUARE FOOTAGE OF PROPERTIES BY LOCATION AND TYPE OF PROPERTY

Geographic Area                           Industrial        Office           Retail          Total      Percent of Total
---------------                           ----------        ------           ------          -----      ----------------

Greater Seattle Area, WA/Boise, ID         3,093,023         667,265          214,195       3,974,483         18.6%
Greater Portland Area, OR                  1,758,627         423,989           89,624       2,272,240         10.6
Sacramento/Central Valley, CA              1,124,293       1,225,681          360,531       2,710,505         12.6
East Bay-- San Francisco, CA               3,685,995         274,394          624,155       4,584,544         21.4
South Bay-- San Francisco, CA              3,014,860       2,089,060          168,734       5,272,654         24.6
Orange County/San Diego, CA                1,041,726       1,573,580                -       2,615,306         12.2
                                         -----------     -----------      -----------      ----------        -----
     Total                                13,718,524       6,253,969        1,457,239      21,429,732        100.0%
                                         ===========     ===========      ===========      ==========        =====


     Percent of total                           64.0%           29.2%             6.8%          100.0%
                                                ====            ====              ===           =====

Property Operating Income

The following table sets forth for the quarter ended December 31, 1996, the Company's property operating income, which is rental revenue less rental expenses and real estate taxes and excluding interest, depreciation and amortization and general and administrative expenses, on a percentage basis by the location and type of the Properties.


       PERCENTAGE OF NET OPERATING INCOME BY LOCATION AND TYPE OF PROPERTY
                     FOR THE QUARTER ENDED DECEMBER 31, 1996

Geographic Area                              Industrial        Office           Retail     Percent of Total
---------------                              ----------        ------           ------     ----------------
Greater Seattle Area, WA/Boise, ID                8.5%            4.5%            2.8%           15.8%
Greater Portland Area, OR                         4.5             3.1             0.7             8.3
Sacramento/Central Valley, CA                     2.6             8.8             2.5            13.9
East Bay-- San Francisco, CA                     12.8             1.7             4.3            18.8
South Bay-- San Francisco, CA                    12.6            18.9             1.3            32.8
Orange County/San Diego, CA                       3.6             6.8               -            10.4
                                               ------          ------          ------          ------

     Percent of Total                            44.6%           43.8%           11.6%          100.0%
                                               ======          ======          ======          ======


Average Occupancy Rates

The following table sets forth the aggregate average occupancy rates of the Properties during the years specified.

                                AVERAGE OCCUPANCY

          Year                Total Rentable          Average Occupancy
   (As of December 31)        Square Footage             at Year End
   -------------------        --------------             -----------

          1996                   21,429,732                  96.6%
          1995                   16,282,278                  96.9
          1994                   13,933,113                  97.6
          1993                   11,072,796                  92.1
          1992                    9,724,363                  92.1


The following table sets forth the aggregate average occupancy rates as of December 31, 1996, of the Properties, in terms of location and type of the Properties.

               AVERAGE OCCUPANCY BY LOCATION AND TYPE OF PROPERTY

Geographic Area                                   Industrial         Office           Retail            Total
---------------                                   ----------         ------           ------            -----

Greater Seattle Area, WA/Boise, ID                    96.0%            97.8%             95.4%            96.3%
Greater Portland Area, OR                             96.5             99.8              96.6             97.1
Sacramento/Central Valley, CA                         96.7             90.4              98.2             94.0
East Bay-- San Francisco, CA                          98.1             99.0              92.6             97.4
South Bay-- San Francisco, CA                         99.8             98.7              93.5             99.1
Orange County/San Diego, CA                           94.2             91.2                 -             92.4
                                                   -------          -------           -------          -------

     Weighted Average                                 97.4%            95.2%             94.7%            96.6%
                                                   =======          =======           =======          =======

Tenant Improvements and Leasing Commissions

While maintaining high occupancy levels in each of its property types and markets, the Company also focuses on controlling the expenditures associated with renewing or re-leasing space. For the year ended December 31, 1996, the Company renewed or re-leased 3.7 million square feet of space, and the average committed capitalized tenant improvement and leasing commission expenditures per square foot of renewed or re-leased space was $2.20.

Lease Expirations

The following tables set forth the lease expirations in summary and by type for leases in place in the Properties as of January 1, 1997, assuming none of the tenants exercises renewal options or termination rights. The tables do not include month-to-month leases.

                  LEASE EXPIRATIONS OF THE COMPANY'S PORTFOLIO

                                                                                      PERCENTAGE OF TOTAL ANNUAL
YEAR OF LEASE            RENTABLE SQUARE FOOTAGE         ANNUAL BASE RENT UNDER          BASE RENT REPRESENTED
EXPIRATION              SUBJECT TO EXPIRING LEASES           EXPIRING LEASES            BY EXPIRING LEASES (1)
----------              --------------------------           ---------------            ----------------------
                                                             (IN THOUSANDS)
1997                           4,516,401                       $   34,167                          17.0%
1998                           3,930,160                           36,148                          18.0
1999                           2,601,714                           26,879                          13.4
2000                           2,845,376                           29,476                          14.7
2001                           3,556,258                           38,156                          19.0
2002                             878,034                           10,816                           5.4
2003                             370,764                            4,404                           2.2
2004                             802,470                            7,576                           3.8
2005                             327,932                            2,431                           1.2
2006                             194,634                            2,376                           1.2
2007 and Thereafter              666,044                            8,347                           4.1
                            ------------                       ----------                       -------
     Total                    20,689,787                       $  200,776                         100.0%
                            ============                       ==========                       =======


(1) Calculated by dividing annual base rent (amounts contractually due, which may include taxes, insurance, and common area maintenance ("Annual Base Rent")) as adjusted for contractual increases expiring during each period by the total Annual Base Rent inclusive of contractual increases.

                 LEASE EXPIRATIONS OF THE INDUSTRIAL PROPERTIES

                                                                                      PERCENTAGE OF TOTAL ANNUAL
YEAR OF LEASE            RENTABLE SQUARE FOOTAGE         ANNUAL BASE RENT UNDER          BASE RENT REPRESENTED
EXPIRATION              SUBJECT TO EXPIRING LEASES           EXPIRING LEASES            BY EXPIRING LEASES (1)
----------              --------------------------           ---------------            ----------------------
                                                              (IN THOUSANDS)
1997                           3,286,003                       $   15,881                          21.0%
1998                           2,727,560                           14,637                          19.4
1999                           1,653,116                            9,774                          12.9
2000                           2,022,303                           12,115                          16.0
2001                           2,195,648                           13,017                          17.2
2002                             331,316                            1,685                           2.2
2003                             204,419                            2,103                           2.8
2004                             578,840                            4,182                           5.5
2005                             280,654                            1,451                           1.9
2006                              77,284                              804                           1.1
2007 and Thereafter                    0                                0                           0.0
                            ------------                       ----------                       -------
     Total                    13,357,143                       $   75,649                         100.0%
                            ============                       ==========                       =======

----------------------------------
(1) Calculated by dividing Annual Base Rent as adjusted for contractual increases expiring during each period by the Total Base Rent inclusive of contractual increases.

                   LEASE EXPIRATIONS OF THE OFFICE PROPERTIES

                                                                                      PERCENTAGE OF TOTAL ANNUAL
YEAR OF LEASE            RENTABLE SQUARE FOOTAGE         ANNUAL BASE RENT UNDER          BASE RENT REPRESENTED
EXPIRATION              SUBJECT TO EXPIRING LEASES           EXPIRING LEASES            BY EXPIRING LEASES (1)
----------              --------------------------           ---------------            ----------------------
                                                               (IN THOUSANDS)
1997                           1,021,708                       $   17,079                          15.8%
1998                           1,125,547                           20,091                          18.6
1999                             899,343                           16,140                          14.9
2000                             761,724                           16,223                          15.0
2001                           1,333,776                           24,612                          22.8
2002                             534,859                            8,855                           8.2
2003                              93,688                            1,688                           1.6
2004                             140,242                            2,523                           2.3
2005                              14,752                              375                           0.4
2006                              10,114                              212                           0.2
2007 and Thereafter               16,234                              226                           0.2
                            ------------                       ----------                       -------
     Total                     5,951,987                       $  108,024                         100.0%
                            ============                       ==========                       =======

--------------------------------
(1) Calculated by dividing Annual Base Rent as adjusted for contractual increases expiring during each period by the Total Base Rent inclusive of contractual increases.

                   LEASE EXPIRATIONS OF THE RETAIL PROPERTIES

                                                                                      PERCENTAGE OF TOTAL ANNUAL
YEAR OF LEASE            RENTABLE SQUARE FOOTAGE         ANNUAL BASE RENT UNDER          BASE RENT REPRESENTED
EXPIRATION              SUBJECT TO EXPIRING LEASES           EXPIRING LEASES            BY EXPIRING LEASES (1)
----------              --------------------------           ---------------            ----------------------
                                                             (IN THOUSANDS)

1997                             208,690                       $    1,207                           7.1%
1998                              77,053                            1,420                           8.3
1999                              49,255                              965                           5.6
2000                              61,349                            1,138                           6.6
2001                              26,834                              527                           3.1
2002                              11,859                              276                           1.6
2003                              72,657                              613                           3.6
2004                              83,388                              871                           5.1
2005                              32,526                              605                           3.5
2006                             107,236                            1,360                           8.0
2007 and Thereafter              649,810                            8,121                          47.5
                            ------------                       ----------                       -------
     Total                     1,380,657                       $   17,103                         100.0%
                            ============                       ==========                       =======

-----------------------------------
(1) Calculated by dividing Annual Base Rent as adjusted for contractual increases expiring during each period by the Total Base Rent inclusive of contractual increases.

     1996 Acquisitions

     The following table sets forth certain information regarding properties acquired by the Company during the year ended December 31, 1996.

                           PROPERTIES ACQUIRED IN 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      TOTAL           OCCUPANCY
                                                                    MONTH            RENTABLE          RATE AT           TOTAL
           PROPERTY NAME                     LOCATION              ACQUIRED        SQUARE FEET        12/31/96        INVESTMENT (1)
------------------------------------   ----------------------   ---------------   ---------------   --------------   ---------------
                                                                                                                     (IN THOUSANDS)

INDUSTRIAL PROPERTIES
Benicia Industrial I (2)               Benicia, CA                 January             904,473             95.2%         $ 26,485
Everett Industrial Center              Everett, WA                 March               150,154            100.0             7,484
Everett 526                            Everett, WA                 May                  97,523            100.0             4,388
Port of Oakland Center                 Oakland, CA                 May                 199,733             96.9             7,160
Doolittle Business Center              San Leandro, CA             May                 113,195             91.9             3,767
MacArthur Park                         Santa Ana, CA               August               94,014             71.1             6,370
Stadium Plaza                          Anaheim, CA                 August              806,678             95.9            40,278
Charcot Business Park                  San Jose, CA                October             163,370             95.7            12,235
Kifer Road Industrial Center           Sunnyvale, CA               November            287,300            100.0            14,449
Airport Service Center                 Burlingame, CA              November             36,310             97.3             2,816
Ravendale                              Mountain View, CA           December             80,450            100.0             8,150
                                                                                    ----------           ------          --------

   SUBTOTAL OR WEIGHTED AVERAGE                                                      2,933,200             95.0%         $133,582
                                                                                    ==========           ======          ========

OFFICE PROPERTIES
Bayside Corporate Center               Foster City, CA             January              84,925            100.0%         $ 10,074
Airport Office Center (3)              San Jose, CA                January                 N/A              N/A            14,400
Carmel Valley Centre I and II          Del Mar, CA                 April               106,920             99.8            14,328
2290 North First Street                San Jose, CA                May                  75,680             95.8             6,669
10700 Building                         Bellevue, WA                May                  55,854            100.0             4,675
Dove Street                            Newport Beach, CA           June                 78,052             93.5             8,330
Fidelity Plaza                         Sacramento, CA              July                 77,452             76.2             5,779
The City (4)                           Orange, CA                  July                429,756             87.2            30,483
Fairchild Corporate Center             Irvine, CA                  August              104,823             92.3            10,670
One Pacific Plaza                      Huntington Beach, CA        November            111,718             83.4            10,986
Central Park Plaza                     Santa Clara, CA             December            305,918             99.9            35,584
Corona Corporate Center                Corona, CA                  December             46,227            100.0             4,239
One Lakeshore Plaza                    Ontario, CA                 December            175,840             86.8            19,245
Wood Island Office Complex             Larkspur, CA                December             73,731             96.4            14,544
Pacific View Plaza                     Carlsbad, CA                December             48,680             81.5             5,666
                                                                                    ----------           ------          --------

   SUBTOTAL OR WEIGHTED AVERAGE                                                      1,775,576             91.9%         $195,672
                                                                                    ==========           ======          ========

     TOTAL OR WEIGHTED AVERAGE                                                       4,708,776             93.9%         $329,254
                                                                                    ==========           ======          ========

 -------------------------------
(1) Represents capitalized cost as of December 31, 1996, plus estimated repositioning costs.
(2) In addition to the square footage and total investment shown in this table, the purchase included eight buildings totaling 895,530 square feet that are currently under development. See the development project titled "Benicia Industrial II" in the table titled "Developments in Process."
(3) Represents an investment in two mortgages with an aggregate face value of $21.0 million secured by this property.
(4) In addition to the square footage and total investment shown in this table, the purchase included one building totaling 146,300 square feet that is currently under redevelopment. See the development project titled "The City - 3800 Chapman" in the table titled "Developments in Process."

1996 Developments

The following table sets forth certain information regarding property developments completed by the Company during the year ended December 31, 1996.

                         DEVELOPMENTS COMPLETED IN 1996
-------------------------------------------------------------------------------------------------
                                                                   RENTABLE          TOTAL
             PROPERTY NAME                      LOCATION         SQUARE FEET     INVESTMENT (1)
----------------------------------------  --------------------- ---------------  ----------------
                                                                                 (IN THOUSANDS)

INDUSTRIAL
  Walsh @ Lafayette                       Santa Clara, CA            320,505         $ 13,070
  Cadillac Court II                       Milpitas, CA                36,120            2,554
  Marine Drive Dist Ctr Phase I           Portland, OR               226,478            7,185
                                                                   ---------         --------
    SUBTOTAL                                                         583,103         $ 22,809
                                                                   ---------         --------

OFFICE
  Ryan Ranch Office Phase II              Monterey, CA                25,864         $  2,947
  4004 S.W. Kruse Way Place               Portland, OR                56,245            7,049
                                                                   ---------         --------
    SUBTOTAL                                                          82,109         $  9,996
                                                                   ---------         --------

RETAIL
  Broadway Faire (2)                      Fresno, CA                  60,383         $  8,174
  Metro 580 (2)                           Pleasanton, CA             172,878           18,286
                                                                   ---------         --------

    SUBTOTAL                                                         233,261         $ 26,460
                                                                   ---------         --------

      TOTAL COMPLETED DEVELOPMENTS                                   898,473         $ 59,265
                                                                   =========         ========

--------------------------
(1)   Represents capitalized cost as of December 31, 1996.
(2)   Properties to be disposed of pursuant to retail divestiture.

Developments In Process

The following table sets forth certain information regarding the Company's property developments in process as of December 31, 1996.


                             DEVELOPMENTS IN PROCESS
----------------------------------------------------------------------------------------------------------------------
                                                                     ACTUAL OR
                                                                     ESTIMATED
                                                                  SHELL COMPLETION       RENTABLE          TOTAL
             PROPERTY NAME                      LOCATION              DATE (1)         SQUARE FEET     INVESTMENT (2)
----------------------------------------  ---------------------  -------------------  ---------------  ----------------
                                                                                                       (IN THOUSANDS)
  INDUSTRIAL
  Benicia Industrial II                     Benicia, CA            February 1996            895,530       $   18,471
  Ryan Ranch Industrial (14B)               Monterey, CA           April 1996                31,560            1,806
  Woodinville III                           Seattle, WA            May 1996                 239,570           11,812
  Marine Drive II                           Portland, OR           November 1996            106,000            3,309
  Concord North Commerce Ctr.               Concord, CA            November 1996            191,150            9,074
  Airport Way Commerce Park                 Portland, OR           February 1997            205,000            7,590
  Riverside Business Center                 Sacramento, CA         April 1997               174,624            7,430
  Sorrento Vista                            San Diego, CA          June 1997                226,478            9,945
  Dixon Landing North II                    Milpitas, CA           July 1997                 83,890            7,408
  Marine Drive III                          Portland, OR           July 1997                258,500            8,545
  Bay Center III Business Park              Hayward, CA            August 1997              118,056            6,563
  Dixon Landing North I                     Milpitas, CA           September 1997           116,890           10,956
                                                                                         ----------       ----------

    SUBTOTAL                                                                              2,647,248       $  102,909
                                                                                         ----------       ----------

  OFFICE
  Gateway Oaks III                          Sacramento, CA         March 1996                45,321       $    5,533
  Bellefield Maplewood Bldg                 Seattle, WA            January 1997              34,763            5,015
  Ridder Park                               San Jose, CA           February 1997             83,841            8,515
  Ryan Ranch Office Center III              Monterey, CA           February 1997             24,343            3,001
  The City - 3800 Chapman                   Orange Co., CA         July 1997                146,300            9,638
  4949 Meadows Building                     Lake Oswego, OR        November 1997            119,000           16,409
  Bellefield Building "N"                   Bellevue, WA           December 1997             45,000            6,137
                                                                                         ----------       ----------

    SUBTOTAL                                                                                498,568       $   54,248
                                                                                         ----------       ----------

        TOTAL DEVELOPMENTS IN PROCESS                                                     3,145,816       $  157,157
                                                                                         ==========       ==========

(1) Shell completion date refers to the date when the property is first available for occupancy.
(2)   Represents total estimated cost of development.

Acquisitions Completed Subsequent to Year-End

The following table sets forth certain information regarding the properties acquired by the Company between January 1, 1997, and March 15, 1997.


              PROPERTIES ACQUIRED IN 1997 (THROUGH MARCH 15, 1997)
------------------------------------------------------------------------------------------------------------------
                                                                                      TOTAL
                                                                    MONTH            RENTABLE          TOTAL
           PROPERTY NAME                     LOCATION              ACQUIRED        SQUARE FEET      INVESTMENT(1)
------------------------------------   ----------------------   ---------------   ---------------   --------------
                                                                                                        (IN
                                                                                                     THOUSANDS)

  INDUSTRIAL PROPERTIES
  Andover Park West                      Tukwila, WA                January             286,921        $    6,545
                                                                                     ----------        ----------

  OFFICE PROPERTIES
  Mission West                           San Diego, CA              January             818,836        $   53,982
  Emeryville Portfolio                   Emeryville, CA             January             946,385           134,033
  Brea Park Centre                       Brea, CA                   January             141,837            11,856
  555 Twin Dolphin Drive                 Redwood Shores, CA         February            198,941            43,400
  Quadrant Corporate Center              Bothell, WA                February            204,871            23,000
  Riverside Centre                       Portland, OR               February             99,233             9,500
  Metro Plaza                            San Jose, CA               March               414,737            75,500
  Kodak                                  San Jose, CA               March               196,444            39,716
                                                                                     ----------        ----------

  SUBTOTAL                                                                            3,021,284        $  390,987
                                                                                     ==========        ==========

  TOTAL                                                                               3,308,205        $  397,532
                                                                                     ==========        ==========

-----------------------------
(1)   Represents initial purchase price plus estimated repositioning costs.

ITEM 3.       LEGAL PROCEEDINGS

There are no material pending legal proceedings to which either the Company or the Properties is a party, or to which any of the assets of the Company or the Properties are subject.



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

None.

ITEM 6.       SELECTED FINANCIAL DATA

The following table sets forth selected financial data for:

       - Spieker Properties, L.P. consolidated operating data presented for the years ended December 31, 1996, December 31, 1995, and December 31, 1994, and for the period from November 19, 1993, to December 31, 1993. The consolidated balance sheet data presented as of December 31, 1996, 1995, 1994, and 1993.

       - Spieker Partner Properties combined operating data presented for the period from January 1, 1993, to November 18, 1993, and for the year ended December 31, 1992. The combined balance sheet data presented as of December 31, 1992.

This selected financial data should be read in conjunction with financial statements (including the notes thereto) of the Company included in Item 14.

                          SUMMARY FINANCIAL INFORMATION
        (In thousands, except per share amounts and number of Properties)

                                                          OPERATING PARTNERSHIP                               PREDECESSOR
                                 --------------------------------------------------------------    -------------------------------
                                     YEAR              YEAR            YEAR       NOV. 19, 1993     JAN. 1, 1993         YEAR
                                     ENDED            ENDED           ENDED            TO                TO              ENDED
                                 DEC. 31, 1996    DEC. 31, 1995   DEC. 31, 1994   DEC. 31, 1993    NOV. 18, 1993     DEC. 31, 1992
                                 -------------    -------------   -------------   -------------    -------------     -------------

OPERATING DATA:
Revenues                            $ 200,699        $ 153,391       $ 121,037       $  12,696        $  78,157         $  83,804
Income (loss) from operations
  before disposal of
  properties, minority
  interests and extraordinary          65,764           30,335          13,363           1,699          (15,574)          (12,428)
  items
Income (loss) before
  extraordinary items                  74,091           30,444          13,393           1,699          (13,363)           (7,819)
Net income (loss)                      74,091          (10,361)         13,393          (1,261)         (13,363)           (7,819)
Net income (loss) available
  to General Partners                  64,190           (8,837)         10,541            (980)             N/A               N/A
Net income (loss) available
  to Limited Partners                   9,901           (1,524)          2,852            (281)             N/A               N/A
Net income (loss) per OP unit
  before extraordinary items             1.74              .90             .49             .06              N/A               N/A
  (1)
Net income (loss)
  per OP unit (1)                        1.74             (.31)            .49            (.05)             N/A               N/A
Distributions per unit:
    General Partners (1)                 2.04             1.76            1.60             .19              N/A               N/A
    Limited Partners (1)                 1.72             1.68            1.60             .19              N/A               N/A


                                                                 OPERATING PARTNERSHIP                               PREDECESSOR
                                      -----------------------------------------------------------------------       -------------
                                          AS OF              AS OF              AS OF               AS OF              AS OF
                                      DEC. 31, 1996       DEC. 31, 1995      DEC. 31, 1994      DEC. 31, 1993       DEC. 31, 1992
                                      -------------       -------------      -------------      -------------       -------------
BALANCE SHEET DATA:
Investment in real estate (before
  accumulated depreciation)             $1,447,173          $1,098,871         $  870,613         $  722,928          $  533,282
Net investment in real estate            1,319,472             974,259            770,827            638,533             463,959
Total assets                             1,390,314           1,011,497            809,938            691,909             489,916
Mortgage loans, net (2)                     45,997             112,702            514,098            403,676             589,737
Unsecured debt                             674,000             377,700                  -                900              10,765
Total debt                                 719,997             490,402            514,098            404,576             600,502
Partners' capital (deficit)                610,928             468,576            258,760            264,409            (144,002)



                                                              OPERATING PARTNERSHIP                                PREDECESSOR
                                        ------------------------------------------------------------   -----------------------------
                                             YEAR           YEAR            YEAR       NOV. 19, 1993    JAN. 1, 1993        YEAR
                                            ENDED          ENDED           ENDED             TO              TO            ENDED
                                        DEC. 31, 1996  DEC. 31, 1995   DEC. 31, 1994   DEC. 31, 1993   NOV. 18, 1993   DEC. 31, 1992
                                        -------------  -------------   -------------   -------------   -------------   -------------
OTHER DATA:
Funds from Operations (3)                  $ 93,293       $ 61,428        $ 41,935        $  5,622        $  7,426        $  8,186
Cash flow provided by (used in):
  Operating activities                      103,607         75,567          47,750           5,935           3,806           8,362
  Investing activities                     (378,593)      (199,611)       (161,332)       (169,050)        (16,972)        (20,203)
  Financing activities                      296,749        121,954          97,378         175,611          24,637          11,840
Total rentable square footage of
  properties at end of period                21,430         16,282          13,933          11,073          10,317           9,724
Number of properties at end of period           156            128             111              97              93              89
Occupancy rate at end of period                96.6%          96.9%           97.6%           92.1%            N/A            92.1%

--------------------

(1) Per unit amounts for the Operating Partnership are computed using the weighted average units outstanding during the period. The weighted average general partner units and limited partner units outstanding for the years ended December 31, 1996, 1995 and 1994 and for the period from November 19, 1993 to December 31, 1993 are as follows:

                                       General Partner Units    Limited Partner Units
                                       ---------------------    ---------------------
      Year ended:
        December 31, 1996                    35,910,652               6,549,819
        December 31, 1995                    27,360,000               6,409,742
        December 31, 1994                    21,192,655               5,876,586
      Period from:
        November 19, 1993 to
        December 31, 1993                    20,400,000               5,894,100

(2) Net of discount of approximately $31.6 million and $38.3 million as of December 31, 1994 and 1993, respectively.

(3) Funds from Operations means income (loss) from operations before disposal of real estate properties, minority interests and extraordinary items plus depreciation and amortization and an adjustment for straight-lined rents less cash distributable to minority interests in certain properties owned by the Company. In February 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established new guidelines clarifying its definition of Funds from Operations and requested that REITs adopt this new definition beginning in 1996. The new definition provides that the amortization of debt discount and deferred financing costs is no longer to be added back to net income to calculate Funds from Operations. In 1996, the Company substantially implemented the new NAREIT definition for calculating Funds from Operations. The amounts presented above for the years ended December 31, 1995 and 1994, have been restated to reflect the new NAREIT definition. Funds from Operations previously reported by the Company based on the old NAREIT definition for the years ended December 31, 1995 and 1994, were $70,790 and $52,142, respectively. Management generally considers Funds from Operations to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the selected financial data and the Company's financial statements included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

OVERVIEW

In 1996, the Company continued to identify and complete attractive acquisition and development transactions and to focus on increasing the cash flow from its existing core portfolio of properties by maintaining high occupancy levels and increasing effective rents. The Company also continued to strengthen its balance sheet and to establish a capital structure that allows the Company to take advantage of growth opportunities.

During 1996, the Company added 4.7 million square feet to its portfolio by completing acquisitions representing a total investment of approximately $329.3 million (the "1996 Acquisitions"). As used herein, the term "total investment" represents the initial purchase price of acquisitions, plus the estimated cost of certain repositioning capital expenditures anticipated at the time of purchase. Significantly, the Company increased its presence in Southern California by completing nine transactions representing a total investment of $150.6 million and over 2.0 million square feet.

While the Company was able to complete a number of acquisition transactions during 1996, the overall market for property acquisitions is getting more challenging. In all of the markets in which the Company operates, the Company is experiencing an increased level of competition for acquisitions, including competition from a number of REITs. The Company believes that as the fundamentals of these markets continue to strengthen and the number of qualified buyers increases, the average initial return achievable on new acquisitions may decrease and the acquisition cost of new properties may begin to approach replacement cost.

The Company also increased its level of development activity. In 1996, seven projects totaling 0.9 million square feet were completed at a total investment of $59.3 million. In addition, as of December 31, 1996, the Company had developments in process in each of its operating regions representing an estimated total investment of $157.2 million and a total of 3.1 million square feet of suburban office and industrial space. The developments completed during 1996 and the developments in process at December 31, 1996, are collectively referred to as the "Developments." Certain of the developments in process, though not yet completed, were partially leased and occupied during 1996 and, accordingly, certain revenue and expense amounts for such developments are included in the Company's operating results for the year ended December 31, 1996.

The Company was also able to increase rents in its core portfolio. On the 3.7 million square feet of second-generation space renewed or re-leased during the year, new effective rents were, on average, 10.7% higher than the expiring coupon rent. At year end, the Company's portfolio of properties was 96.6% leased.

The Company continued to strengthen its balance sheet by accessing both the public and private equity markets and the public debt market. The Company raised more than $151.3 million in equity capital in 1996 by completing a concurrent public and private offering of Common Stock and Class C Common Stock. In addition, over the course of the year, the Company issued $375.0 million of investment grade rated unsecured notes with maturities ranging from five to twenty years.

Finally, in 1996 the Company announced a strategic decision to dispose of its existing portfolio of retail properties and replace such properties with office and industrial properties, which the Company believes provide superior long-term growth prospects. In December 1996, the Company disposed of three retail properties and signed definitive contracts to dispose of six additional retail properties to Pacific Retail Trust ("PRT"). The aggregate consideration for the dispositions to PRT will amount to approximately $106.5 million. Of this total amount, transactions valued at $45.4 million closed in December 1996. On the three properties disposed of in December 1996, the Company recognized a book gain of approximately $9.7 million. Of the six properties under contract, five will be disposed of before May 1, 1997, on dates to be determined by the Company, with the final property to be disposed of by December 31, 1997. In connection with these dispositions, the Company's retail employees have become employees of PRT, and PRT has agreed to manage the Company's remaining retail properties pending disposition. The Company is in the process of divesting its other retail properties and it anticipates that such divestiture will be completed by the end of 1998.

COMPARISON OF 1996 TO 1995

The following compares the Company's results for the year ended December 31, 1996, with its results for the year ended December 31, 1995.

For the year ended December 31, 1996, rental revenues increased by $45.1 million, or 29.8%, to $196.5 million, as compared to $151.4 million for the corresponding period ended December 31, 1995. The increase was attributable to revenues in the amount of $18.9 million from the 1996 Acquisitions, $16.1 million from properties acquired during 1995 (the "1995 Acquisitions"), $7.9 million from the Developments, and $2.2 million from the Core Portfolio. As used herein, the term "Core Portfolio" refers to those stabilized properties owned by the Company as of January 1, 1995.

Interest and other income increased by $2.2 million, or 110.0%, to $4.2 million for the year ended December 31, 1996, as compared to the year ended December 31, 1995. The net increase in interest and other income was primarily due to $1.8 million in interest income earned on the Company's investment in two mortgages, which were acquired in January 1996.

Rental expenses increased by $10.1 million, or 41.1%, to $34.7 million for the year ended December 31, 1996, as compared to $24.6 million for 1995. Real estate taxes increased by $3.6 million, or 30.3%, to $15.5 million in 1996, as compared to $11.9 million in 1995. The total increase in property operating expenses (rental expenses and real estate taxes) is due to a $5.9 million increase attributable to the 1996 Acquisitions, a $5.3 million increase attributable to the 1995 Acquisitions, a $2.0 million increase attributable to the Developments, and a $0.5 million increase attributable to the Core Portfolio. On a percentage basis, property operating expenses were 25.5% and 24.1% of rental revenues for the years ended December 31, 1996 and 1995, respectively. The higher percentage of property operating expenses is attributable to an increasing percentage of office properties in the Company's portfolio, and to the Company's acquisition of properties with occupancy levels less than the expected stabilized occupancy, resulting in the Company recognizing the full expense burden of a property before recognizing the full revenue potential of the property, which doesn't occur until the acquired vacant space is leased.

The net property operating income (rental revenues less rental expenses and real estate taxes) in the Core Portfolio increased by $1.7 million or approximately 1.6% from the year ended December 31, 1995, to the year ended December 31, 1996. The increase is principally the result of increasing effective rents on leases signed for the renewal or re-leasing of second-generation space and contractual rent increases included in leases signed in prior years. For both the year ended December 31, 1995, and the year ended December 31, 1996, the occupancy in the Core Portfolio was stable at approximately 97%.

Interest expense decreased by $9.2 million, or 19.8%, to $37.2 million in 1996, from $46.4 million in 1995. The decrease in interest expense is due to the elimination of the amortization of debt discount as a result of the December 1995 refinancing of $347.0 million of secured mortgage debt (the "Prudential Debt"). The prepayment of the Prudential Debt resulted in the write-off of approximately $28.1 million in debt discount which was previously being amortized over the remaining term of the loans and recorded as interest expense. The Prudential Debt was prepaid with the net proceeds from the concurrent underwritten public offering of $260.0 million of investment grade rated unsecured notes and 4.25 million shares of Series B Preferred Stock.

Depreciation and amortization expenses increased by $5.8 million, or 18.4%, to $37.4 million for the year ended December 31, 1996, as compared with the same period in 1995, due to the 1995 and 1996 Acquisitions and the Developments.

General and administrative expenses and other expenses increased by $1.6 million, or 18.8%, to $10.1 million for the year ended December 31, 1996, as compared with 1995, primarily as a result of the increased number of employees, which rose from 175 at December 31, 1995, to 212 at December 31, 1996. On a percentage basis, general and administrative expenses were 5.1% of rental revenues for the year ended December 31, 1996, as compared with 5.6% for 1995.

In 1996, net income before minority interests and disposal of real estate properties increased by $35.5 million, or 117.2%, to $65.8 million as compared to $30.3 million in 1995. The increase in net income is principally due to (i) the increase in income from the 1995 and 1996 Acquisitions, the Developments and the increased property operating income generated by the Core Portfolio as a result of increased rental rates realized on the renewal and re-leasing of second-generation space and (ii) the decrease in interest expense.

COMPARISON OF 1995 TO 1994

The following compares the Company's results for the year ended December 31, 1995, with its results for the year ended December 31, 1994.

Rental revenues increased by $31.0 million, or 25.7%, to $151.4 million in 1995, as compared with $120.4 million in 1994. Of this increase, $13.5 million was generated by the 1995 Acquisitions. During 1995 the Company invested $164.8 million for the acquisition of properties with over 2.3 million rentable square feet of space. By property type, 53.6% of the Company's 1995 Acquisitions were office properties, 41.7% were industrial properties and 4.7% were retail properties. Of the increase in rental revenues $11.1 million was generated by the properties acquired during 1994 (the "1994 Acquisitions") and $1.8 million was generated by the two properties developed during 1994 (the "1994 Developments"). The remaining increase is attributable to contractual rent increases and increased effective rents on leases signed for the renewal or re-leasing of previously leased space. During 1995, the Company signed 552 leases for the renewal or re-leasing of over 3.1 million square feet of space. On average, the new effective rents were 7.6% higher than ending rental rates on the expiring lease.

Interest and other income increased by $1.3 million, or 185.7%, to $2.0 million in 1995, as compared with $0.7 million in 1994. This increase is predominantly due to $0.8 million in management fee income earned by the Company from the third-party management of certain properties during 1995. Beginning in the first quarter of 1995, a portion of the third-party management and other services previously performed by Spieker Northwest, Inc. ("SPNW"), an unconsolidated subsidiary of the Company, was transferred to the Company. Accordingly, certain revenue and expense items previously recorded by SPNW are now recorded by the Company.

Rental expenses increased by $6.6 million, or 36.7%, to $24.6 million in 1995, as compared to $18.0 million in 1994. Real estate taxes increased by $1.8 million, or 17.8%, to $11.9 million in 1995, as compared to $10.1 million in 1994. Of the combined $8.4 million increase in rental expenses and real estate taxes, $3.8 million is attributable to the 1995 Acquisitions and $3.4 million is attributable to the 1994 Acquisitions and the 1994 Developments. The remainder is attributable to the Core Portfolios. In 1995, the Company's rental expenses and real estate taxes in total were 24.1% of rental revenues, as compared to 23.3% for 1994.

Interest expense increased by $2.0 million, or 4.5%, to $46.4 million in 1995, as compared to $44.4 million in 1994. The increase in interest expense resulted primarily from higher average outstanding debt balances during 1995 as compared with 1994. Such higher balances were due to the debt incurred to complete the 1995 and 1994 Acquisitions, the 1994 Developments, and the property developments commenced in 1995 (the "1995 Developments"). The Company's 1995 Developments consist of nine properties totaling over 1.0 million square feet with an estimated total capitalized cost of $74.0 million.

Depreciation and amortization increased by $2.6 million, or 9.0%, to $31.6 million in 1995, as compared to $29.0 million in 1994. The increase is primarily due to the 1995 and 1994 Acquisitions, the 1994 Developments and basis adjustments relating to the purchases of limited partners' interests in predecessor entities.

General and administrative and other expenses increased by $2.3 million, or 37.1%, to $8.5 million in 1995, as compared to $6.2 million in 1994. Of the increase, $1.0 million is due to expenses incurred related to the increased management fee income earned by the Company as discussed above. The remaining increase is due to the increase in personnel and investments in upgrading the Company's management information systems to support the Company's growth.

Net income before minority interests and extraordinary items increased by $16.9 million, or 126.1%, to $30.3 million in 1995, as compared to $13.4 million in 1994. This increase is primarily due to the net income from the 1995 and 1994 Acquisitions and the 1994 Developments and the increased effective rents on leases signed for previously occupied space.

For the year ended December 31, 1995, the Company recorded a net loss of $8.8 million as compared to net income of $10.5 million in 1994. The net loss in 1995 is attributable to a one time extraordinary loss of $40.8 million, before minority interests share of the loss of $7.3 million, recorded during the fourth quarter of 1995 in connection with the prepayment of a $347.0 million cross collateralized mortgage obligation with the net proceeds from the issuance of $260.0 million of unsecured investment grade debt and $106.3 million of Series B Preferred Stock. The loss included a $28.1 million, non-cash charge related to the write-off of unamortized debt discount and deferred financing fees and a $12.7 million charge related to prepayment penalties and fees. By prepaying the debt, the Company was able to increase its financial flexibility by unencumbering a large pool of assets and to extend the weighted average maturity of its debt at attractive interest rates.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1996, cash provided by operating activities increased by $28.0 million, or 37.0%, to $103.6 million, as compared to $75.6 million for 1995. The increase is primarily due to the increase in net income resulting from the 1995 and 1996 Acquisitions, the Developments, increased property operating income generated by the Core Portfolio and a decrease in interest expense. Cash used for investing activities increased by $179.0 million, or 89.7%, to $378.6 million for 1996, as compared to $199.6 million for 1995. The increase is attributable to the Company's ongoing acquisition and development of suburban office and industrial properties. Cash provided by financing activities increased by $174.7 million, or 143.2%, to $296.7 million for 1996, as compared to $122.0 million for 1995. During 1996, cash provided by financing activities consisted, primarily, of $152.4 million in net proceeds from the sale of Common Stock and Class C Common Stock, and $371.5 million in net proceeds from the issuance of unsecured notes, which was offset by net payments of $78.7 million on the Facility (as defined below) and net payments of $66.7 million on mortgage loans. Additionally, payments of distributions increased by $27.2 million to $81.6 million for 1996, as compared with $54.4 million for 1995. The distribution payment increase is due to the greater number of shares outstanding and a 2.4% increase in the distribution rate.

The principal sources of funding for acquisitions, development, expansion and renovation of the properties are an unsecured line of credit, permanent secured debt financings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, and cash flow provided by operations. In addition, during 1996 the Company made the strategic decision to sell its retail assets and use the proceeds from the sale of the retail properties for the acquisition and development of office and industrial properties. The Company believes that its liquidity and its ability to access capital are adequate to continue to meet liquidity requirements for the foreseeable future.

At December 31, 1996, the Company had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Company believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

The Company has a $150.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus 1.25%. The Facility matures in November 1997 and the Company has an option to extend the Facility for one year upon payment of a fee equal to 0.12% of the total Facility. The Facility also includes a fee on average unused funds, which varies between 0.125% and 0.20% based on the average outstanding balance. At December 31, 1996, the Company had $39.0 million outstanding under the Facility.

In December 1995, the Company issued in a public offering $260.0 million of unsecured investment grade rated notes (the "Unsecured Notes") and the Company issued $106.3 million of Series B Preferred Stock (the offering of the Unsecured Notes and the offering of the Series B Preferred Stock are collectively referred to as the "December 1995 Offerings"). The Unsecured Notes were issued in three tranches as follows: $100.0 million of 6.65% notes due December 15, 2000, priced to yield 6.683%, $50.0 million of 6.80% notes due December 15, 2001, priced to yield 6.823%, and $110.0 million of 6.95% notes due December 15, 2002, priced at par. The Series B Preferred Stock was issued at $25.00 per share and a dividend yield of 9.45%.

The proceeds from the December 1995 Offerings of $358.9 million were used to prepay a cross-collateralized mortgage obligation outstanding to Prudential Insurance Company. The amount paid to Prudential Insurance Company included the repayment of principal, interest due through December 10, 1995, and a negotiated prepayment penalty of $11.8 million. The prepayment resulted in the unencumbrance of 55 of the Company's properties.

On January 19, 1996, the Company issued $100.0 million of investment grade rated unsecured notes. The notes carry an interest rate of 6.90%, were priced to yield 6.97%, and mature on January 15, 2004. Net proceeds of $98.8 million were used to repay borrowings on the unsecured line of credit. In June 1996, the Company commenced a $200.0 million medium-term note program. In July 1996, the Company issued $100.0 million of 8.00% medium-term notes due July 19, 2005, and $50.0 million of 7.58% medium-term notes due December 17, 2001, (the "July 1996 Notes"). The net proceeds of $148.8 million from the issuance of the July 1996 Notes were used to repay borrowings on the line of credit and to fund the ongoing acquisition and development of properties. In December 1996, the Company issued $100.0 million of 7.125% investment grade rated unsecured notes, priced to yield 7.14% and maturing on December 1, 2006, and $25.0 million of 7.875% investment grade rated unsecured notes, priced to yield 7.91% and maturing on December 1, 2016. The net proceeds of $123.9 million were used to pay down borrowings on the line of credit and to fund the ongoing acquisition and development of properties.

As of December 31, 1996, the Company had $635.0 million of investment grade rated unsecured notes outstanding. The notes have interest rates which vary from 6.65% to 8.00%, and various maturity dates which range from 2000 to 2016.

In addition to the Unsecured Notes and the Facility, the Company has $46.0 million of secured indebtedness (the "Mortgages") at December 31, 1996. The Mortgages have interest rates varying from 7.5% to 9.75% and maturity dates from 1997 to 2012. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Company also has $4.8 million of assessment bonds outstanding as of December 31, 1996.

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

In August 1996, the Company filed a shelf registration statement (the "August 1996 Shelf Registration Statement") with the SEC to register 50,000 shares of Common Stock issuable by the Company upon exchange of partnership units in the Operating Partnership by certain holders thereof. In October 1996, the Company filed a registration statement (the "October 1996 Shelf Registration Statement") with the SEC to register 245,738 shares of Common Stock issuable by the Company upon exchange of partnership units in the Operating Partnership by certain holders thereof. The Company will receive no proceeds from the sale of Common Stock under the August 1996 Shelf Registration Statement or the October 1996 Shelf Registration Statement.

Subsequent to year-end, in January 1997, the Company sold 11,500,000 shares of Common Stock (including 1,500,000 shares sold to the underwriters in the exercise of their over-allotment option) through an underwritten public offering at $34.50 per share. The net proceeds of $374.8 million were used to purchase properties during the first quarter of 1997, many of which were under contract or letter of intent at the time of the offering, and to repay indebtedness. Also, in January 1997, the Company and the Operating Partnership filed a shelf registration statement (the "January 1997 Shelf Registration Statement") with the SEC which registered $500.0 million of equity securities of the Company and $500.0 million of debt securities of the Operating Partnership and became effective in January 1997.

After completion of the January 1997 equity offering, the Company has the capacity pursuant to the January 1997 Shelf Registration Statement to issue up to approximately $500.0 million in equity securities and the Operating Partnership has the capacity pursuant to the May 1996 Shelf Registration Statement and the January 1997 Shelf Registration Statement to issue up to $615.0 million in debt securities (including the $50.0 million of medium-term notes available under the Company's existing medium-term note program).

FUNDS FROM OPERATIONS

The Company considers Funds from Operations to be a useful financial measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions, developments, and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and Funds from Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements, and distributions to stockholders. Funds from Operations does not represent cash flows from operating, investing, or financing activities as defined by GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations, as described below.

Pursuant to the National Association of Real Estate Investment Trusts ("NAREIT") revised definition of Funds from Operations, beginning with the quarter ended March 31, 1996, the Company calculated Funds from Operations by adjusting net income before minority interest, calculated in accordance with GAAP, for certain non-cash items, principally the amortization and depreciation of real property and for dividends on shares and other equity interests that are not convertible into shares of Common Stock. The Company does not add back the depreciation of corporate items, such as computers or furniture and fixtures, or the amortization of deferred financing costs or debt discount. However, the Company includes an adjustment for the straight-lining of rent under GAAP, as management believes this presents a more meaningful picture of rental income over the reporting period.

Funds from Operations per unit is calculated based on weighted average units outstanding.

The tables below sets forth the Company's calculation of Funds from Operations for 1996 and 1995, based on the new NAREIT definition.

                                                            STATEMENT OF FUNDS FROM OPERATIONS
                                                          (based on the new NAREIT definition)
                                                                 (amounts in thousands)
                                                                                                                     YEAR ENDED
                                          MARCH 31, 1996   JUNE 30, 1996  SEPTEMBER 30, 1996  DECEMBER 31, 1996   DECEMBER 31,1996
                                          --------------   -------------  ------------------  -----------------   ----------------
Income from operations before disposal
  of real estate and minority interests:   $    14,829      $    17,131       $    16,096         $    17,557        $    65,764
Adjustments:
  Depreciation and amortization                  8,475            8,723             9,938               9,904             37,040
  Dividends on Series B Preferred Stock         (2,510)          (2,510)           (2,510)             (2,510)           (10,041)
  Other, net                                       115              120               116                 103                303
  Straight-lined rent                              (70)             125               252                 (80)               227
                                           -----------      -----------       -----------         -----------        -----------
Funds from Operations                      $    20,839      $    23,589       $    23,892         $    24,974        $    93,293
                                           ===========      ===========       ===========         ===========        ===========
Weighted average units outstanding (1)          39,105           43,438            43,498              43,777             42,460
                                           ===========      ===========       ===========         ===========        ===========

-------------------------------------
(1) Assumes conversion of the shares of Class B and Class C Common Stock, shares of Series A Preferred Stock and partnership units in the Operating Partnership into shares of Common Stock.


                                                            STATEMENT OF FUNDS FROM OPERATIONS
                                                          (based on the new NAREIT definition)
                                                                 (amounts in thousands)
                                                                                                                     YEAR ENDED
                                          MARCH 31, 1995   JUNE 30, 1995  SEPTEMBER 30, 1995  DECEMBER 31, 1995   DECEMBER 31,1995
                                          --------------   -------------  ------------------  -----------------   ----------------
Net income before minority interest:       $     4,440      $     6,991       $     8,811         $   10,093         $   30,335
Adjustments:
  Depreciation and amortization                  7,339            7,855             8,081              8,136             31,411
  Dividends on Series B Preferred Stock              -                -                 -               (586)              (586)
  Other, net                                        75               65               107                 88                335
  Straight-lined rent                             (185)             (78)              (12)               208                (67)
                                           -----------      -----------       -----------         ----------         ----------
Funds from Operations                      $    11,669      $    14,833       $    16,987         $   17,939         $   61,428
                                           ===========      ===========       ===========         ==========         ==========
Weighted average units outstanding (1)          27,660           33,085            37,028             37,109             33,770
                                           ===========      ===========       ===========         ==========         ==========

     -------------------------------------

     (1) Assumes conversion of the shares of Class B and Class C Common Stock, shares of Series A Preferred Stock and partnership units in the Operating Partnership into shares of Common Stock.

     Because of the impact of the December 1995 Offerings on the Company's balance sheet and results of operations, the Company believes that an adjusted calculation of 1995 Funds from Operations, based on the new NAREIT definition and reflecting the effect of the December 1995 Offerings and the conversion of the secured line of credit into an unsecured facility as if such transactions had occurred on January 1, 1995, provides a helpful basis for analyzing the impact of the new NAREIT definition. The table below sets forth the Company's calculation of Funds from Operations for 1995 based upon the new NAREIT definition and adjusted to reflect the December 1995 Offerings and conversion of the secured line of credit into an unsecured facility as if they occurred on January 1, 1995.


                                                       PRO-FORMA STATEMENT OF FUNDS FROM OPERATIONS
                                                          (based on the new NAREIT definition)
                                                                 (amounts in thousands)
                                                                                                                     YEAR ENDED
                                          MARCH 31, 1995   JUNE 30, 1995  SEPTEMBER 30, 1995  DECEMBER 31, 1995   DECEMBER 31,1995
                                          --------------   -------------  ------------------  -----------------   ----------------
Funds from Operations - New Definition     $    11,669      $    14,833       $    16,987         $    17,939        $    61,428
Add:
  Amortization of discount and deferred
    financing fees                               2,519            2,455             2,443               1,945              9,362
                                           -----------      -----------       -----------         -----------        -----------
Funds from Operations - Old Definition          14,188           17,288            19,430              19,884             70,790
Less:
  Restructuring of secured debt (1)               (958)            (958)             (958)               (730)            (3,604)
  Amortization of discount and deferred
    financing fees (2)                            (375)            (311)             (299)               (360)            (1,345)
                                           -----------      -----------       -----------         -----------        -----------
Funds from Operations - Pro Forma New
  Definition                               $    12,855      $    16,019       $    18,173         $    18,794        $    65,841
                                           ===========      ===========       ===========         ===========        ===========
Weighted average units
  outstanding (3)                               27,660           33,085            37,028              37,109             33,770
                                           ===========      ===========       ===========         ===========        ===========

     ------------------------------
     (1) Adjustment reflects interest cost of unsecured notes and dividend cost of Series B Preferred Stock less previously recorded cash interest cost on $347 million of prepaid debt.

     (2) Adjustment reflects amortization of discount and deferred financing fees added back in calculating FFO based on the old NAREIT definition less amortization on the $347 million of prepaid debt and the previous secured line of credit and adding in amortization on the new unsecured line of credit.

     (3) Assumes conversion of the shares of Class B and Class C Common Stock, shares of Series A Preferred Stock and partnership units in the Operating Partnership into shares of Common Stock.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III



ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 10, 1997.



ITEM 11.      EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 10, 1997.



ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 10, 1997.



ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 10, 1997.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)   1. FINANCIAL STATEMENTS AND REPORTS OF ARTHUR ANDERSEN LLP, INDEPENDENT AUDITORS
         Reports of Independent Public Accountants
         Financial Statements:
         Balance Sheets:
             Spieker Properties, L.P. Consolidated as of December 31, 1996 and 1995
         Statements of Operations:
             Spieker Properties, L.P. Consolidated for the Years Ended December
                31, 1996, December 31, 1995, and December 31, 1994.
         Statements of Partners' Capital:
             Spieker Properties, L.P. Consolidated for the Years Ended December
                31, 1996, December 31, 1995, and December 31, 1994.
         Statements of Cash Flows:
             Spieker  Properties,  L.P.  Consolidated  for the Years Ended December 31, 1996,
                December 31, 1995, and December 31, 1994

         Notes to Financial Statements

      2. FINANCIAL STATEMENT SCHEDULES:
         Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1996

         All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

      3. EXHIBITS
         The following exhibits in the accompanying index to exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

(B)      REPORTS ON FORM 8-K

         During the quarter ended December 31, 1996, the Operating Partnership filed the following report on Form 8-K:

         (i) a Form 8-K dated December 4, 1996, which includes combined statements of revenues and certain expenses of the Three Property
              Transactions (as defined therein)

(C)      EXHIBITS

         The exhibits cited in the following Index to Exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

(C)      EXHIBITS (ENCLOSED ATTACHMENTS ARE SEQUENTIALLY NUMBERED)

EXHIBIT                                           INDEX TO EXHIBITS                                            PAGE
NUMBER                                              EXHIBIT TITLE                                            NUMBER
===================================================================================================================
4.1           Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. (1)

4.2           Intentionally omitted

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

4.14          Fifth Supplemental  Indenture relating to the Medium Term Note Program and Forms of Medium
              Term Notes  (incorporated  by  reference  to Exhibit  4.1 to  Spieker  Properties,  Inc.'s
              Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

4.15          Sixth  Supplemental  Indenture  relating to the 7 1/8 Notes Due 2006 and Form of 2006 Note
              (incorporated by reference to Exhibit 4.1 of Spieker Properties,  Inc.'s Current Report on
              Form 8-K filed with the Commission on December 19, 1996)

4.16          Seventh Supplemental  Indenture relating to the 7 7/8 Notes Due 2016 and Form of 2016 Note
              (incorporated by reference to Exhibit 4.2 of Spieker Properties,  Inc.'s Current Report on
              Form 8-K filed with the Commission on December 19, 1996)

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

10.3*         Form of Spieker Merit Plan. (1)

10.4*         Amended and Restated Spieker  Properties,  Inc. 1993 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to Spieker  Properties,  Inc.'s Quarterly Report on Form 10-Q for
              the quarter ended June 30, 1996)

10.5          Form of  Indemnification  Agreement  between the Company and its  directors  and  officers
              (incorporated  by reference to Exhibit 10.21 to Spieker  Properties,  Inc.'s  Registration
              Statement on Form S-11 (File No. 33-67906))

EXHIBIT                                           INDEX TO EXHIBITS                                            PAGE
NUMBER                                              EXHIBIT TITLE                                            NUMBER
===================================================================================================================

10.6          Form of Land Holding Agreement among the Company, Spieker Northwest, Inc., the Operating
              Partnership and owner of the applicable Land Holding (incorporated by reference to Exhibit
              10.22 to Spieker Properties, Inc.'s Registration Statement on Form S-11 (File No. 33-67906))

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

10.9          Third Amendment to First Amended and Restated Agreement of Limited  Partnership of Spieker
              Properties, L.P. (incorporated by reference to Exhibit 10.1 to Spieker Properties,  Inc.'s
              Report on Form 10-Q for the quarter ended September 30, 1995)

10.10         Fourth  Amendment,  Fifth  Amendment  and Sixth  Amendment  to First  Amended and Restated
              Agreement of Limited  Partnership of Spieker Properties,  L.P.  (incorporated by reference to  Exhibit  10.14 to  Spieker  Properties,  Inc.'s  Form 10-K  Report  for the year ended
              December 31, 1995)

10.11         Credit Agreement among Spieker Properties, L.P. as borrower, and Wells Fargo Bank, The First
              National Bank of Boston, First Bank National Association, Seattle-First National Bank
              and Union Bank, as lenders, dated as of November 6, 1995, and Loan Notes pursuant to the
              Credit Agreement (incorporated by reference to Exhibit 4.8 to Spieker Properties, Inc.'s
              Registration Statement on Form S-3 (File No. 33-98372))

10.12         Seventh  Amendment to First  Amended and  Restated  Agreement  of Limited  Partnership  of
              Spieker  Properties, L.P. (incorporated by reference to Exhibit 10.16 to Spieker
              Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)

10.13         Amendment No. 1 to the Credit Agreement among Spieker Properties, L.P., as borrower and
              Wells Fargo Bank, The First National Bank of Boston, First Bank National Association,
              Seattle-First National Bank and Union Bank as lenders, dated as of July 24, 1996
              (incorporated by reference to Spieker Properties, Inc.'s Quarterly Report on Form 10-Q
              for the quarter ended June 30, 1996)

10.14         Eighth  Amendment  to First  Amended and  Restated  Agreement  of Limited  Partnership  of
              Spieker Properties, L.P.

12.1          Schedule of  Computation  of Ratio of Earnings to  Combined  Fixed  Charges and  Preferred
              Dividends

21.1          List of Subsidiaries of Spieker Properties, L.P.

23.1          Consent of Independent Public Accountants

-----------------------------------
*   Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-11 (Registration No. 33-67906), which became effective on November 10, 1993.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Spieker Properties, L.P.:

We have audited the accompanying consolidated balance sheets of Spieker Properties, L.P. (a California limited partnership) as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital and cash flows for the years ended December 31, 1996, 1995 and 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the management of Spieker Properties, L.P. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spieker Properties, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                ARTHUR ANDERSEN LLP


San Francisco, California
  January 24, 1997

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995

                             (dollars in thousands)

                                     ASSETS


                                                                          1996                    1995
                                                                     ------------            ------------

INVESTMENTS IN REAL ESTATE:
  Land, land improvements and leasehold interests                    $    338,445            $    303,157
  Buildings and improvements                                              944,646                 756,734
  Construction in progress                                                 31,969                  38,980
                                                                     ------------            ------------
                                                                        1,315,060               1,098,871
  Less - accumulated depreciation                                        (127,701)               (124,612)
                                                                     ------------            ------------
                                                                        1,187,359                 974,259
  Investment in mortgages                                                  14,381                       -
  Property held for disposition                                           117,732                       -
                                                                     ------------            ------------

      Net investments in real estate                                    1,319,472                 974,259


CASH AND CASH EQUIVALENTS                                                  29,336                   7,573


ACCOUNTS RECEIVABLE                                                         3,799                   3,351


DEFERRED RENT RECEIVABLE                                                    3,242                   4,698


RECEIVABLE FROM AFFILIATES                                                    117                     386


DEFERRED FINANCING AND LEASING COSTS, net of
  accumulated amortization of $7,682 and $9,586 as
  of December 31, 1996 and 1995, respectively                              15,860                  13,485


FURNITURE, FIXTURES & EQUIPMENT, net                                        2,386                   1,678


PREPAID EXPENSES AND OTHER ASSETS                                          16,102                   6,067
                                                                     ------------            ------------

                                                                     $  1,390,314            $  1,011,497
                                                                     ============            ============

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995

                             (dollars in thousands)

                        LIABILITIES AND PARTNERS' CAPITAL


                                                                                      1996                  1995
                                                                                 ------------          ------------
DEBT:
  Unsecured notes                                                                $    635,000          $    260,000
  Unsecured line of credit                                                             39,000               117,700
  Mortgage loans                                                                       45,997               112,702
                                                                                 ------------          ------------
                                                                                      719,997               490,402
                                                                                 ------------          ------------

ASSESSMENT BONDS PAYABLE                                                                4,758                12,140

ACCOUNTS PAYABLE                                                                        3,258                 3,804

ACCRUED REAL ESTATE TAXES                                                                 731                   506

ACCRUED INTEREST                                                                       10,471                 2,510

UNEARNED RENTAL INCOME                                                                  6,345                 6,972

DIVIDENDS AND DISTRIBUTIONS PAYABLE                                                    18,660                15,588

OTHER ACCRUED EXPENSES AND LIABILITIES                                                 16,406                12,202
                                                                                 ------------          ------------
  Total liabilities                                                                   780,626               544,124
                                                                                 ------------          ------------

MINORITY INTERESTS                                                                     (1,240)               (1,203)
                                                                                 ------------          ------------

COMMITMENTS AND CONTINGENCIES                                                               -                     -

PARTNERS' CAPITAL:
  General  Partners,  including a  liquidation  preference  of $131,250  and
    $25,000 as of December 31, 1996 and 1995, respectively                            563,928               419,847
  Limited Partners                                                                     47,000                48,729
                                                                                 ------------          ------------
    Total Partners' Capital                                                           610,928               468,576
                                                                                 ------------          ------------
                                                                                 $  1,390,314          $  1,011,497
                                                                                 ============          ============

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                (dollars in thousands, except per share amounts)

                                                                  Year Ended         Year Ended         Year Ended
                                                              December 31, 1996  December 31, 1995  December 31, 1994
                                                              -----------------  -----------------  -----------------
REVENUES:
  Rental income                                                    $ 196,471          $ 151,412          $ 120,355
  Interest and other income                                            4,228              1,979                682
                                                                   ---------          ---------          ---------
                                                                     200,699            153,391            121,037
                                                                   ---------          ---------          ---------

OPERATING EXPENSES:
  Rental expenses                                                     34,690             24,601             17,998
  Real estate taxes                                                   15,510             11,934             10,111
  Interest expense, including amortization of discount and
    financing costs                                                   37,235             46,386             44,395
  Depreciation and amortization                                       37,385             31,602             28,953
  General and administrative and other expenses                       10,115              8,533              6,217
                                                                   ---------          ---------          ---------
                                                                     134,935            123,056            107,674
                                                                   ---------          ---------          ---------

      Income (loss) from operations before disposal of real
        estate properties, minority interests and
        extraordinary items                                           65,764             30,335             13,363
                                                                   ---------          ---------          ---------
DISPOSAL OF REAL ESTATE PROPERTIES:
  Gain on disposition of property                                      8,350                  -                  -
                                                                   ---------          ---------          ---------
      Income from operations before minority interests and
        extraordinary items                                           74,114             30,335             13,363

MINORITY INTERESTS' SHARE IN NET (INCOME) LOSS                           (23)               109                 30
                                                                   ---------          ---------          ---------
      Net income before extraordinary items                           74,091             30,444             13,393
EXTRAORDINARY ITEMS                                                        -            (40,805)                 -
                                                                   ---------          ---------          ---------
      Net income (loss)                                            $  74,091          $ (10,361)         $  13,393
                                                                   =========          =========          =========
      General Partner                                              $  64,190          $  (8,837)         $  10,541
      Limited Partner                                                  9,901             (1,524)             2,852
                                                                   ---------          ---------          ---------
        Totals                                                     $  74,091          $ (10,361)         $  13,393
                                                                   =========          =========          =========
  Net income (loss) per Operating Partnership unit:
    Income before extraordinary items                              $    1.74          $     .90          $     .49
    Extraordinary items                                                    -              (1.21)                 -
                                                                   ---------          ---------          ---------
      Net income (loss)                                            $    1.74          $    (.31)         $     .49
                                                                   =========          =========          =========
  Distributions per Operating Partnership Unit:
    General Partners:
      From net income                                              $    1.74          $       -          $     .49
      Representing a return of capital                                   .30               1.76               1.11
                                                                   ---------          ---------          ---------
      Total distributions                                          $    2.04          $    1.76          $    1.60
                                                                   =========          =========          =========
     Limited Partners:
      From net income                                              $    1.51          $       -          $     .49
      Representing a return of capital                                   .21               1.68               1.11
                                                                   ---------          ---------          ---------
        Total distributions                                        $    1.72          $    1.68          $    1.60
                                                                   =========          =========          =========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

               FOR THE YEAR ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (dollars in thousands)


                                                General         Limited
                                                Partner         Partner         General         Limited
                                                   Units          Units          Partner         Partner          Total
                                               -----------    -----------     -----------     -----------     -----------
BALANCE AT DECEMBER 31, 1993                    20,400,000      5,894,100     $   205,061     $    59,348     $   264,409
  Contribution-Proceeds from sale of             1,219,512              -          23,949               -          23,949
    Series A Preferred Stock
  Conversion of limited partners' interest          17,514        (17,514)            330            (330)              -
  Amortization of deferred compensation                  -              -             330               -             330
  Partner distributions                                  -              -         (33,907)         (9,414)        (43,321)
  Net income                                             -              -          10,541           2,852          13,393
                                               -----------    -----------     -----------     -----------     -----------

BALANCE AT DECEMBER 31, 1994                    21,637,026      5,876,586         206,304          52,456         258,760
  Contribution-Proceeds from sale of
    Series B Preferred Stock                             -              -         102,064               -         102,064
  Contribution-Proceeds from sale of
    Class B Common Stock                         2,531,646              -          49,961               -          49,961
  Contribution-Proceeds from sale of
    Common Stock                                 6,256,329              -         117,158               -         117,158
  Conversion of limited partners'                   16,731        (16,731)            343            (343)              -
    interests
  Contribution of property                               -        705,501               -           8,907           8,907
  Contributions-Exercise of stock options           33,500              -             686               -             686
  Amortization of deferred compensation                  -              -             339               -             339
  Partner Distributions                                  -              -         (48,171)        (10,767)        (58,938)
  Net loss                                               -              -          (8,837)         (1,524)        (10,361)
                                               -----------    -----------     ------------    ------------    ------------

BALANCE AT DECEMBER 31,1995                     30,475,232      6,565,356         419,847          48,729         468,576

  Contribution-Proceeds from sale of
    Class C Common Stock                         1,176,470              -          29,963               -          29,963
  Contribution-Proceeds from sale of
    Common Stock                                 5,022,500              -         121,368               -         121,368
  Conversion of limited partners'                   15,537        (15,537)            386            (386)              -
    interests
  Restricted Stock grant                             8,000              -               -               -               -
  Non-cash compensation merit fund                       -              -             100              20             120
  Contributions-Exercise of stock options           51,750              -           1,061               -           1,061
  Amortization of deferred compensation                  -              -             388               -             388
  Partner distributions                                  -              -         (73,375)        (11,264)        (84,639)
  Net income                                             -              -          64,190           9,901          74,091
                                               -----------    -----------     -----------     -----------     -----------

BALANCE AT DECEMBER 31, 1996                    36,749,489      6,549,819     $   563,928     $    47,000     $   610,928
                                               ===========    ===========     ===========     ===========     ===========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             (dollars in thousands)


                                                                       Year Ended          Year Ended         Year Ended
                                                                    December 31, 1996  December 31, 1995  December 31, 1994
                                                                    -----------------  -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                                    $  74,091           $ (10,361)         $  13,393
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities-
   Depreciation and amortization                                           37,385              31,602             28,953
   Amortization of discount and deferred financing costs                    1,224               9,362              9,727
   Non-cash compensation                                                      508                 368                330
   Minority interests' share of net income (loss)                              23                (109)               (30)
   Extraordinary items                                                          -              40,805                  -
   Gain on disposition of property                                         (8,350)                  -                  -
   Increase in accounts receivable and other assets                       (11,865)             (2,858)            (2,046)
   Decrease (increase) in receivables from related parties                    269                 453               (839)
   Decrease in assessment bonds payable                                      (849)               (726)              (843)
   Increase in accounts payable and accrued expenses and                    2,985               8,959                418
     liabilities
   Increase (decrease) in accrued real estate taxes                           225                 328               (154)
   Increase (decrease) in accrued interest                                  7,961              (1,070)               803
   Decrease in payable to related party                                         -              (1,186)            (1,962)
                                                                        ---------           ---------          ---------
     Net cash provided by operating activities                            103,607              75,567             47,750
                                                                        ---------           ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to properties                                               (406,552)           (195,528)          (159,154)
   Additions to investment in mortgages                                   (14,381)                  -                  -
   Additions to leasing costs                                              (5,627)             (4,083)            (3,235)
   Decrease in restricted cash                                                  -                   -              1,057
   Proceeds from disposition of properties                                 47,967                   -                  -
                                                                        ---------           ---------          ---------
     Net cash used for investing activities                              (378,593)           (199,611)          (161,332)
                                                                        ---------           ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                     684,800             325,177            167,744
   Payments on debt                                                      (455,205)           (403,263)           (55,067)
   Payments of financing fees                                              (3,612)             (2,747)            (1,929)
   Payment of distributions                                               (81,626)            (54,377)           (37,319)
   Capital contributions-- stock offerings                                151,331             269,183             23,949
   Capital contributions-- stock options exercised                          1,061                 686                  -
   Prepayment of interest, restructuring fees, and penalties                    -             (12,705)                 -
                                                                        ---------           ---------          ---------
     Net cash provided by financing activities                            296,749             121,954             97,378
                                                                        ---------           ---------          ---------
     Net increase (decrease) in cash and cash equivalents                  21,763              (2,090)           (16,204)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            7,573               9,663             25,867
                                                                        ---------           ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  29,336           $   7,573          $   9,663
                                                                        =========           =========          =========





        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)

                           DECEMBER 31, 1996 AND 1995


1.       ORGANIZATION AND BASIS OF PRESENTATION

         Spieker Properties, L.P. (the "Company") was formed on November 10, 1993, and commenced operations on November 19, 1993, when Spieker Properties, Inc., the general partner in the Company ("General Partner"), completed its initial public offering ("IPO") on November 18, 1993. The General Partner qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended. As of December 31, 1996, the General Partner owned an approximate 84.9 percent general partnership interest in the Company.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation

         The consolidated financial statements include the consolidated financial position of the Company and its subsidiary partnerships as of December 31, 1996 and 1995, and its consolidated results of operations and cash flows for the years ended December 31, 1996, 1995 and 1994. The Company's investment in Spieker Northwest, Inc. is accounted for under the equity method. The carrying value of Spieker Northwest, Inc. of $53 at December 31, 1996 and 1995, is included in prepaid expenses and other assets. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

         Properties

         Properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the properties. The estimated lives are as follows:

               Land improvements and leasehold interests         18 to 40 years
               Buildings and improvements                        10 to 40 years
               Tenant improvements                               Term of the related lease

         The cost of buildings and improvements includes the purchase price of the property or interests in property, legal fees, acquisition costs and interest, property taxes and other costs incurred during the period of construction.

         Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments which extend the economic useful life of assets are capitalized.

         Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Company on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property.

         As of December 31, 1996 and 1995, none of the carrying values of the properties exceeded their estimated fair values. As of December 31, 1996 and 1995, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

         The Company owns two mortgage loans that are secured by real estate. The Company assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of December 31, 1996, the fair value of the underlying real estate was in excess of the Company's book value of the mortgage loans.

         Construction in Progress

         Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress.

         Cash and Cash Equivalents

         Highly liquid investments with an original maturity of three months or less when purchased are classified as cash equivalents.

         Ground Leases

         The land on which three of the Company's properties are located is owned by Stanford University and is subject to ground leases. The ground leases expire in 2039 or 2040, and unless the leases are extended, the use of the land, together with all improvements, will revert back to Stanford University. The former owners of the three properties prepaid the ground leases through 2011, 2012 and 2017; thereafter, the Company will be responsible for the ground lease payments, as defined under the terms of the leases. These ground lease payments have been segregated from the total purchase price of the properties, capitalized as leasehold interests in the accompanying consolidated balance sheet, and are being amortized ratably over the terms of the related prepayment periods (18 to 24 years).

         Deferred Financing and Leasing Costs

         Costs incurred in connection with financing or leasing are capitalized and amortized on a straight-line basis over the term of the related loan or lease for periods ranging from 1 to 23 years. Unamortized leasing costs are charged to expense upon the early termination of the lease or upon the early payment of financing.

         Fair Value of Financial Investments

         Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. Based on the borrowing rates currently available to the Company, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit and overnight repurchase agreements with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

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

         Interest and Other Income

         Interest and other income includes interest income on cash, cash equivalents, and investment in mortgages and management fee income.

         Extraordinary Items

         Extraordinary items for the year ended December 31, 1995, consist of
         (i) $11,767 in prepayment penalties, and a write-off of $28,100 in previously capitalized debt discount (prepaid interest and arrangement fee paid to Prudential at the time of the IPO and until December 1995 was amortized to interest expense) related to the Prudential Debt paydown as a result of the stock offering in December 1995, and (ii) a fee of $938 paid in connection with the conversion of the secured line of credit into an unsecured facility.

         Income Allocation

         Income is allocated to the Partners based upon the terms set forth in the partnership agreement. The income allocated to the General Partner includes a preferential allocation arising from Series B Preferred Stock dividends of $10,041 and $586 for the years ended December 31, 1996 and 1995, respectively.

         Net Income (Loss) per Unit

         Per unit amounts for the Company are computed using the weighted average units outstanding during the period. The weighted average general partner units and limited partner units outstanding for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                  General Partner Units             Limited Partner Units
                                                  ---------------------             ---------------------
                Year ended:
                  December 31, 1996                      35,910,652                         6,549,819
                  December 31, 1995                      27,360,000                         6,409,742
                  December 31, 1994                      21,192,655                         5,876,586

         Reclassifications

         Certain items in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.

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


         3. TRANSACTIONS WITH AFFILIATES

         Revenues and Expenses

         The Company received $802, $1,427 and $0 during 1996, 1995 and 1994, respectively, for management services provided to certain properties that are controlled and operated by Spieker Partners, a California general partnership, and its affiliates (collectively, "Spieker Partners"). Certain officers of Spieker Properties, Inc., are partners in Spieker Partners.

         Acquisition of Properties

         During the years ended December 31, 1996 and 1995, the Company purchased certain properties and land parcels from Spieker Partners totaling $1,783 and $22,216, respectively, pursuant to the provisions of certain landholding and excluded property agreements entered into during the Company's IPO. Under the landholding agreements, the Company has an option to purchase specific land parcels from Spieker Partners at the lower of an established fixed price or independently appraised value. Under the excluded property agreements, the Company has an option to acquire certain properties or partnership interests after a purchase agreement can be reached with certain unaffiliated partners in the partnerships. Acquisitions from Spieker Partners are subject to approval by the Board of Directors.

         Receivable From Affiliates

         The $117 and $386 receivable from affiliates at December 31, 1996 and 1995, respectively, primarily represents management fees and reimbursements due from Spieker Partners affiliates.


         4. PROPERTY HELD FOR DISPOSITION

         The Company has determined to focus exclusively on office and industrial properties. The Company has therefore decided to divest itself of its thirteen retail properties and to reinvest the proceeds from these properties in office and industrial properties.

         In December 1996, the Company entered into agreements to dispose of nine retail properties located in California, Oregon, and Washington to a third party for $106,500. Three of the nine properties closed on December 20, 1996. Five of the remaining properties are scheduled to be disposed of by May 1, 1997, and the final property by December 31, 1997.

         The following summarizes the condensed results of operations of the properties disposed of in 1996 for the years ended December 31, 1996, 1995 and 1994:

                             1996              1995             1994
                             ----              ----             ----
          Income         $    5,332       $    5,168        $    3,289
          Expenses            1,797            1,987             1,130
                         ----------       ----------        ----------
          Net Income     $    3,535       $    3,181        $    2,159
                         ==========       ==========        ==========


         In addition, the Company is in the process of divesting itself of four other retail properties. The divestiture of the remaining four retail properties is subject to negotiation of acceptable terms and other customary conditions.

         The following summarizes the condensed results of operations of the ten retail properties held for disposition for the years ended December 31, 1996, 1995 and 1994:


                            1996              1995             1994
                            ----              ----             ----
Income                   $   18,815       $   15,013        $   13,152
Expenses                      7,330            5,989             5,700
                         ----------       ----------        ----------
Net Income               $   11,485       $    9,024        $    7,452
                         ==========       ==========        ==========

         The net carrying amount of the ten retail properties held for disposition as of December 31, 1996, is $117,732.

5.     DEBT

       As of December 31, 1996 and 1995, debt consists of the following:

                                                                                      1996              1995
                                                                                      ----              ----
Unsecured investment grade notes, varying fixed interest rates from 6.65% to
    8.00% payable semi-annually, due 2000 to 2016                                   $  635,000        $  260,000
Unsecured line of credit, LIBOR + 1.25%, 6.63% at December 31, 1996, due
    November 1997                                                                       39,000           117,700
Mortgage loans, varying interest rates from 7.5% to 9.75%, due 1997 to 2012             45,997           112,702
                                                                                    ----------        ----------
                                                                                    $  719,997        $  490,402
                                                                                    ==========        ==========

       On November 6, 1995, the Company converted its secured line of credit to a $150 million unsecured line of credit (the "line"). The line matures in November 1997 and the Company has an option to extend the line for one year upon payment of a fee equal to 0.12% of the total line. The line also includes a fee on average unused funds, which varies between 0.125% and 0.20% based on the average outstanding balance.

       Mortgage loans generally require monthly principal and interest payments. The mortgage loans are secured by deeds of trust on fourteen properties. The undepreciated book value of real estate assets pledged as collateral under deeds of trust for mortgage loans at December 31, 1996, and December 31, 1995, is $79,440 and $162,885, respectively.

       Interest capitalized for the years ended December 31, 1996, 1995 and 1994, was $3,116, $1,301 and $468, respectively.

       Maturity Schedule

       The scheduled maturities of all debt outstanding as of December 31, 1996, are as follows:

Year                                                      Amount
----                                                      ------
1997 (includes line of credit, see paragraph above)     $   51,429
1998                                                           821
1999                                                           895
2000                                                       100,975
2001                                                       109,016
Thereafter                                                 456,861
                                                        ----------
                                                        $  719,997
                                                        ==========


6.       LEASING ACTIVITY

       Future minimum rentals due under noncancelable operating leases in effect at December 31, 1996, with tenants are as follows:

Year                                  Amount
----                                  ------
1997                                  $ 184,418
1998                                    151,943
1999                                    121,929
2000                                     93,118
2001                                     63,813
Thereafter                              127,819
                                     ----------
                                     $  743,040
                                     ==========

       In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $44,155, $32,125 and $16,463 for the years ended December 31, 1996,

         1995 and 1994, respectively. These amounts are included as rental revenue and rental expense in the accompanying statements of operations. Certain of the leases also provide for the payment of additional rent based on a percentage of the tenant's revenues. Additional rents under these leases for the years ended December 31, 1996, 1995 and 1994, were $362, $310 and $298 respectively. Certain leases contain options to renew.


7.       PARTNER DISTRIBUTIONS PAYABLE

         The partner distributions payable at December 31, 1996 and 1995, represent amounts payable to partners for the quarters then ended.


8.       INCOME TAXES

         Spieker Properties, L.P. and its subsidiary partnerships file federal and state returns of income. They pay no income taxes other than the $800 minimum tax per limited partnership to the State of California. Taxable income or loss is reportable by the individual partners.

         The Operating Partnership's consolidated taxable income for the years ended December 31, 1996, 1995 and 1994, was $76,323, $5,098 and
         $26,563, respectively.

         The differences between book income and taxable income primarily result from timing differences consisting of depreciation expense for tenant improvements and unearned rental income.


9.       EMPLOYEE RETIREMENT AND STOCK PLANS

         Retirement Savings Plan

         Effective January 1, 1994, the Company adopted a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to $292 and $266 for the years ended December 31, 1996 and 1995. In addition, the Company may make additional contributions at the discretion of management. Management authorized additional contributions of $230 and $126 for the years ended December 31, 1996 and 1995.

         Employee Stock Incentive Pool

         At the time of the Company's initial public offering, the Senior Officers of the Company reserved a portion of their Operating Partnership Units for awards to personnel employed by the Company at the time of the IPO. The units are converted into Common Stock at the time of grant. The aggregate number of units reserved for the Employee Stock Incentive Pool is equivalent to 69,990 shares of Common Stock. The participants in the Pool were granted 25% of their respective allocations on January 1, 1994, January 1, 1995, and January 1, 1996, resulting in a total of 75% of potential stock awards having been granted. The remainder of the employees' allocations will be granted on January 1, 1997, provided that the employee has not previously terminated employment.

         The initial deferred compensation of $1,320 pertaining to the 69,990 units was recorded on the books of the Company, and is being amortized annually based on the vesting period. The initial value was calculated by converting the 69,990 partnership units into shares of Common Stock and multiplying by the Company's Common Stock price on the date of the grant.

         For the years ended December 31, 1996, 1995 and 1994, non-cash compensation expense recognized for such awards was $388, $339 and $0, respectively.

         Merit Plan

         The Senior Officers of the Company reserved a portion of their limited partnership interests in the Operating Partnership, equivalent to 153,659 Operating Partnership units, to reward Senior Officers and other key employees of the Company for significant individual contributions to the enhancement of the Company's value and to encourage further equity interests in the Company.

         On an annual basis, the Executive Officers will review the performance of the Senior Officers and other key employees and will award, at their discretion, options to acquire limited partnership interests from the Merit Plan to qualifying individuals. The Merit Plan represents a reallocation of the Senior Officers' ownership of limited partnership interests and does not have a dilutive effect on the stockholders of the Company. As of December 31, 1996, 49,730 units have been awarded under the Merit Plan.

         To the extent that awards are made under the Merit Plan, they will be compensatory. Accordingly, non-cash compensation expense is recorded in the Company's financial statements. For the years ended December 31, 1996, 1995 and 1994, non-cash compensation expense recognized under the Merit Plan was $120, $29 and $0.

         Stock Options

         The Company applies APB 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per unit would have been reduced to the pro forma amounts indicated as follows:

                                                Year Ended December 31,
                                                1996               1995
                                            -------------    --------------
             Net income (loss)
                As reported                  $   74,091         $  (10,361)
                Pro forma                        73,349            (10,764)

             Earnings per unit
               As reported                   $     1.74         $     (.31)
               Pro forma                           1.73               (.32)

         For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively; dividend yield of 6.15% for both years; expected volatility of 13.28% for both years; expected lives of seven years for both years; and risk-free interest rates of 6.21% for both years.

         During the initial phase-in period, the effects of applying SFAS No. 123 may not be representative of the effects on disclosed pro forma net income for future years because options vest over several years and additional awards can be made each year.


10.      COMMITMENTS AND CONTINGENCIES

         Environmental Matters

         The Company follows the policy of monitoring its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company's business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on the Company's results of operations and cash flow.

         Lease Commitments

         The Company will be responsible for minimum ground lease payments of $213, $900 and $1,108 beginning in 2011, 2012 and 2017, respectively, through 2040, 2039 and 2040, respectively.

         General Uninsured Losses

         The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses which may be either uninsurable, or not economically insurable. Should an uninsured loss occur, the Company could lose its investment in, and anticipated profits and cash flows from, a property.

         Certain of the properties are located in areas that are subject to earthquake activity; the Company has therefore obtained limited earthquake insurance. In the event of an earthquake, properties are self-insured for the first $25,000 of loss. The Company is insured for the next $50,000 of loss, any losses in excess of $75,000 will be borne by the Company.


11.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                              Year Ended         Year Ended          Year Ended
                                                                           December 31, 1996  December 31, 1995   December 31, 1994
                                                                           -----------------  -----------------   -----------------
                  SUPPLEMENTAL CASH FLOW DISCLOSURE:
                     Cash paid for interest                                     $ 31,167           $ 39,876           $ 34,116

                  SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
                     Extraordinary loss write-off of deferred financing                -             28,100                  -
                        costs
                     Debt assumed in relation to property acquisitions                 -             22,827                  -
                     Minority interest capital recorded in relation to
                        property acquisitions                                          -              8,877                  -
                     Increase to land and assessment bond payable                  1,283              4,687                 92
                     Write-off of fully depreciated property                      15,469              3,662             10,672
                     Write-off of fully amortized deferred financing and
                        leasing costs                                              4,696              1,847              2,618


12.      QUARTERLY FINANCIAL DATA (unaudited)

                                                                                Quarter
                                                       ---------------------------------------------------------
                                                         First          Second          Third           Fourth          Total
                                                         -----          ------          -----           ------          -----

                  Revenues                             $  45,318 (1)  $  47,696       $  52,143       $  55,542       $ 200,699
                  Income from operations before
                    disposal of real estate
                    properties, minority interests
                    and extraordinary items               14,980 (1)     17,131          16,096          17,557          65,764
                  Net income                              14,982         17,127          14,609          27,373          74,091
                  Income per Operating
                    Partnership unit                   $     .38      $     .39       $    .34        $     .63       $    1.74

                  (1) Includes reclassification of extraordinary gain on early extinguishment of debt of $150.

13.      SUBSEQUENT EVENTS

         On January 21, 1997, the General Partner sold 10,000,000 shares of Common Stock at $34.50 per share through an underwritten public offering. In addition, shortly thereafter, the underwriters exercised their over-allotment option resulting in the General Partner selling an additional 1,500,000 shares of Common Stock. The aggregate net proceeds of $374,835 were used primarily to acquire an additional 2% interest in the Company. The Company used the proceeds to purchase properties under contract at the time of the offering.

         On various dates subsequent to December 31, 1996 the Company acquired nine properties totaling 3.3 million rentable square feet at a total initial acquisition cost of $369,751.

                             SPIEKER PROPERTIES L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31,1996

                                                                                    INITIAL COST TO COMPANY
                                                                           -------------------------------------       ADDITIONS
                                                        ENCUMBRANCES            LAND AND                                   AND
      PROJECT                        LOCATION           AND LIENS (1)      LEASEHOLD INTEREST          BUILDINGS      IMPROVEMENTS
      -----------------------------------------------------------------------------------------------------------------------------
10011 Stender Way II                 Santa Clara, CA                                 $118,274           $840,169        $1,250,787
10041 Scott Blvd.                    Santa Clara, CA                                  128,623            583,455         1,811,630
10061 Fresno Warehouse II            Fresno, CA                31,311                 310,908          1,616,875         1,731,587
10071 Bakersfield Warehouse          Bakersfield, CA                                  519,900          1,623,282         2,004,571
10091 Terminal St. Warehouse         Sacramento, CA                                   198,113          1,181,083           219,706
10101 Stender Way I                  Santa Clara, CA                                   98,915            536,920           230,416
10111 Applied Materials I            Santa Clara, CA                                  381,686          1,625,507             3,690
10121 Sunnyvale Business Center      Santa Clara, CA           67,145                 257,035            811,284           555,713
10161 Cupertino Business Center      Cupertino, CA                                  3,876,840          3,970,597           882,898
10171 Fresno Warehouse III           Fresno, CA                                       405,166          1,407,087           423,844
10191 North American Van Lines       San Jose, CA                                   2,191,699          4,999,710           786,893
10241 Applied Materials II           Santa Clara, CA        1,535,741                 651,943          3,392,605         3,040,850
10261 Front Street Warehouse         Sacramento, CA                                   294,674            908,485           207,700
10271 Aspect Building                San Jose, CA             164,751               2,223,805          2,265,103           281,512
10301 Cadillac Court                 Milpitas, CA             127,601                 959,042          1,493,087           972,430
10331 Ryan Ranch Industrial          Monterey, CA                                     422,500            969,386           798,752
10371 Fremont Bayside                Fremont, CA            6,659,809               1,245,617          2,704,137           534,183
10381 Livermore Commerce Ctr.        Livermore, CA             39,127               1,312,199          3,563,238           865,239
10401 Fairfield Business Center      Fairfield, CA              7,130                 439,350          2,662,769         1,086,488
10421 Patrick Henry Drive            San Jose, CA              13,748                 933,058          2,702,038         2,277,020
10431 COG Warehouse                  Milpitas, CA             503,104               2,549,224          1,907,937         1,086,032
10451 Okidata Distribution Center    Milpitas, CA             347,394               1,808,159          1,750,086         1,132,809
10461 Pro Log                        Monterey, CA                                     780,000          1,148,054         1,058,360
10481 Huntwood Business Center       Hayward, CA               13,467                 198,026            686,076         1,271,015
10491 Independent Rd Warehouse       Oakland, CA                                      237,380            706,174           313,217
10501 Grandview Drive                So. San Fran, CA         562,050                 259,751            561,224           520,092
10511 Baycenter Business Park II     Hayward, CA              248,456               1,228,225          3,116,626         2,179,728
10521 Keebler Warehouse              Hayward, CA               97,563                 569,642          1,568,210           188,521
10531 Fremont Commerce Center        Fremont, CA                                      614,357          1,588,166           570,393
10571 Montague Industr. Center       Palo Alto, CA                                  1,482,000          5,131,899         5,869,335
10591 Dubuque Business Center        So. San Fran, CA                               2,912,158          3,128,405         2,952,407
10601 Cabot Blvd. Warehouse          Hayward, CA                                    1,550,174          4,531,092         1,197,467
10611 Benicia Commerce Center        Benicia, CA                                      434,027          3,810,746         1,327,501
10621 Montgomery Ward                Pleasant Hill, CA                                717,750          3,485,901            95,406
10631 Eden Landing Bus. Center       Hayward, CA                                    1,152,163          1,940,740           308,962
10641 Good Guys Dist. Center         Hayward, CA               21,320               4,923,246          9,254,184           142,304
10651 Fleetside Comrce Center        Benicia, CA              382,613               1,080,303          2,952,609           540,501
10661 Industrial Dr. Warehouse       Fremont, CA            2,292,211               1,822,496          3,793,609           457,451
10711 Redwood Shores                 Redwood City, CA                               3,437,897          3,702,938         1,489,219
10741 Baycenter Business Park I      Hayward, CA                                    1,500,000          4,105,976            69,318
10761 2905-2909 Stender Way          Santa Clara, CA                                  385,992          1,174,719           444,000
10781 Meier - Central South          Santa Clara, CA                0               2,571,112          7,177,524           163,565
10791 Meier - Mountain View          Santa Clara, CA        6,092,762               5,265,351         14,236,164            55,704
10801 Meier - Central North          Santa Clara, CA                                1,753,361          4,740,570                 0
10811 Meier - Sunnyvale              Santa Clara, CA                                  352,776            953,800                 0
10821 732-834 Striker Ave            Sacramento, CA                                 1,009,601          2,767,658           215,283
10831 Fresno Warehouse I             Fresno, CA             2,140,209                 841,100          2,304,645                 0
10871 Walsh & Lafayette Ind Park     Santa Clara, CA                                3,359,291          7,808,387         1,382,535
10881 Ridder Park                    San Jose, CA             169,298               1,794,057                                    0
10901 Ryan Ranch - Lot 14B           Monterey, CA                                     311,835                                    0
10911 Cadillac Court II              Milpitas, CA             174,005                 817,334          1,162,712           663,659
10931 Northgate Commerce Ctr         Sacramento, CA                                 1,854,090          5,594,480           326,316
10941 Doolittle Business Center      San Leandro, CA.                                 866,075          2,598,689           228,279
10951 Benicia Ind I (Stone)          Benicia, CA.                                   5,238,267         15,735,277                 0
10961 Benicia Ind I (Getty Ct)       Benicia, CA.                                   1,134,212          3,402,635                 0
11001 Carlsbad Airport Plaza         Carlsbad, CA                                   1,532,406          4,597,219            20,427
11041 Concord North Comm Ctr         Concord, CA                                    2,340,139                                    0

                                           LAND           BUILDINGS AND                                    CONSTRUCTION  DEPRECIABLE
                                      LAND IMP. AND         BUILDING                       ACCUMULATED         AND/OR        LIVES
      PROJECT                         LEASEHOLD INT.      IMPROVEMENTS       TOTAL         DEPRECIATION     ACQUISITION     (YEARS)
      ------------------------------------------------------------------------------------------------------------------------------
10011 Stender Way II                       $491,822         $1,717,408    $2,209,230         $579,358         1978             4-40
10041 Scott Blvd.                           554,191          1,969,517     2,523,708          493,591         1976             4-40
10061 Fresno Warehouse II                   784,254          2,875,116     3,659,370          922,278         1981             3-40
10071 Bakersfield Warehouse               1,090,739          3,057,014     4,147,753          941,807         1982            20-40
10091 Terminal St. Warehouse                202,000          1,396,902     1,598,902          640,763         1975             3-40
10101 Stender Way I                         170,073            696,177       866,250          283,932         1978            20-40
10111 Applied Materials I                   381,686          1,629,197     2,010,883          887,796         1975            20-40
10121 Sunnyvale Business Center             241,207          1,382,825     1,624,032          423,364         1987             4-40
10161 Cupertino Business Center           4,082,078          4,648,256     8,730,335        1,168,711         1985            32-40
10171 Fresno Warehouse III                  482,421          1,753,676     2,236,097          422,819         1987             5-40
10191 North American Van Lines            2,199,552          5,778,750     7,978,302        1,723,431         1988            10-40
10241 Applied Materials II                1,270,250          5,815,147     7,085,397        2,450,625         1979            16-40
10261 Front Street Warehouse                294,674          1,116,185     1,410,859          250,525         1988             5-40
10271 Aspect Building                     2,229,772          2,540,648     4,770,420          477,028         1989             6-40
10301 Cadillac Court                      1,131,026          2,293,533     3,424,559          726,136         1991             5-40
10331 Ryan Ranch Industrial                 557,763          1,632,875     2,190,638          530,755         1991             5-40
10371 Fremont Bayside                     1,247,069          3,236,868     4,483,937          820,266         1990             3-40
10381 Livermore Commerce Ctr.             1,499,807          4,240,869     5,740,676          837,993         1988             3-40
10401 Fairfield Business Center           1,079,336          3,109,271     4,188,607          817,521         1991             3-40
10421 Patrick Henry Drive                   993,156          4,918,960     5,912,116        1,173,140         1991            12-40
10431 COG Warehouse                       3,026,377          2,516,816     5,543,193          633,459         1992            11-40
10451 Okidata Distribution Center         2,163,397          2,527,657     4,691,054          765,427         1993             4-40
10461 Pro Log                             1,121,135          1,865,279     2,986,414          309,133         1993            12-40
10481 Huntwood Business Center              434,534          1,720,583     2,155,117          568,640         1979             7-40
10491 Independent Rd Warehouse              332,303            924,468     1,256,771          470,538         1972             5-40
10501 Grandview Drive                       468,097            872,970     1,341,067          385,256         1979            20-40
10511 Baycenter Business Park II          1,781,453          4,743,126     6,524,579        1,333,825         1984             3-40
10521 Keebler Warehouse                     605,637          1,720,736     2,326,373          456,122         1985            10-40
10531 Fremont Commerce Center               708,494          2,064,422     2,772,916          391,973         1989             5-40
10571 Montague Industr. Center            2,820,461          9,662,773    12,483,234        3,748,559         1993             5-40
10591 Dubuque Business Center             3,491,267          5,501,702     8,992,969        1,212,560         1986             3-40
10601 Cabot Blvd. Warehouse               1,559,831          5,718,902     7,278,733        1,401,374         1988             3-40
10611 Benicia Commerce Center               683,781          4,888,494     5,572,275        1,104,272         1989             3-40
10621 Montgomery Ward                       717,750          3,581,308     4,299,058          702,897         1989            35-40
10631 Eden Landing Bus. Center            1,158,197          2,243,668     3,401,865          472,894         1990             3-40
10641 Good Guys Dist. Center              4,936,467          9,383,267    14,319,734        1,098,118         1990             5-40
10651 Fleetside Comrce Center             1,080,303          3,493,110     4,573,413          691,202         1990             6-40
10661 Industrial Dr. Warehouse            1,822,496          4,251,060     6,073,557          748,633         1993             3-40
10711 Redwood Shores                      3,796,415          4,833,639     8,630,054          907,892         1987             7-40
10741 Baycenter Business Park I           1,500,000          4,175,294     5,675,294          301,522         1994             3-40
10761 2905-2909 Stender Way                 385,992          1,618,719     2,004,711          172,671         1995             6-40
10781 Meier - Central South               2,571,112          7,341,089     9,912,201          339,961         1995             5-40
10791 Meier - Mountain View               5,265,351         14,291,868    19,557,218          659,433         1995             5-40
10801 Meier - Central North               1,753,361          4,740,570     6,493,931          217,277         1995              40
10811 Meier - Sunnyvale                     352,776            953,800     1,306,576           43,716         1995              40
10821 732-834 Striker Ave                 1,024,488          2,968,054     3,992,543          150,531         1995             5-40
10831 Fresno Warehouse I                    841,100          2,304,645     3,145,745          104,889         1995             5-40
10871 Walsh & Lafayette Ind Park          3,359,291          9,190,922    12,550,213          218,694         1995             5-40
10881 Ridder Park                         1,794,057                  0     1,794,057                0         1995              40
10901 Ryan Ranch - Lot 14B                  311,835                  0       311,835                0         1995              40
10911 Cadillac Court II                     817,334          1,826,371     2,643,706           88,666         1995             7-40
10931 Northgate Commerce Ctr              1,854,090          5,925,353     7,779,442          221,735         1995            10-40
10941 Doolittle Business Center             977,416          2,715,627     3,693,043           44,946         1996            12-40
10951 Benicia Ind I (Stone)               5,238,267         15,735,277    20,973,544          360,601         1996              40
10961 Benicia Ind I (Getty Ct)            1,134,212          3,402,635     4,536,847           77,977         1996              40
11001 Carlsbad Airport Plaza              1,532,406          4,624,246     6,156,652          137,480         1995             5-40
11041 Concord North Comm Ctr              2,340,139                  0     2,340,139                0         1995              40

                             SPIEKER PROPERTIES L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31,1996

                                                                                    INITIAL COST TO COMPANY
                                                                           -------------------------------------       ADDITIONS
                                                        ENCUMBRANCES            LAND AND                                   AND
      PROJECT                        LOCATION           AND LIENS (1)      LEASEHOLD INTEREST          BUILDINGS      IMPROVEMENTS
      -----------------------------------------------------------------------------------------------------------------------------
11071 Benicia Ind II                 Benicia, CA.                                   3,891,910         11,673,229                 0
11161 Port of Oakland                Oakland, CA                                    1,693,760          5,080,325                 0
11181 MacArthur Park                 Santa Ana, CA                                  1,556,617          4,693,089                 0
11191 Stadium Plaza                  Anaheim, CA                                    9,134,965         29,269,756                 0
11211 Sorrento Vista                 San Diego, CA                                  2,754,158                                    0
11231 Charcot Business Center        San Jose, CA                                   2,983,255          8,949,598                 0
11241 Airport Service Center         San Jose, CA                                     668,240          2,004,907                 0
11251 Dixon Landing North            Milpitas, CA                                   6,355,274                                    0
11261 Kifer Road Industrial Park     Sunnyvale, CA                                  3,528,693         10,587,055                 0
11281 Baycenter Business Park III    Hayward, CA              200,885               1,248,216                                    0
11291 Riverside Business Center      Sacramento, CA                                 1,259,389                                    0
11361 Ravendale at Central           Mountain View, CA                              2,017,212          6,051,636                 0
20001 West Valley Business Ctr       Kent, WA                  56,284                 681,200          2,124,967         2,242,955
20011 Cascade Comrce. Park           Kent, WA                  43,069               2,430,989          5,005,502         1,726,844
20031 Valley Freeway Bus. Center     Kent, WA                                       1,061,293          2,243,650           469,519
20071 Woodinville Corp. Center I     Woodinville, WA                                1,321,071          3,712,131           696,817
20081 Woodinville Corp. Center II    Woodinville, WA                                1,851,708          6,391,154         3,563,648
20111 Georgetown Center              Seattle, WA                                    4,274,197          4,165,405           412,689
20121 City Commerce Park             Seattle, WA                                    1,855,377          2,548,461         1,315,036
20141 Vancouver Comrce. Park         Vancouver, WA                                    337,930          1,359,073           218,838
20151 Millcreek Distribution Ctr     Kent, WA                  36,609               2,541,162          7,738,028            29,305
20161 Sea-Tac Industrial Park        SeaTac, WA                                     1,953,528          5,538,926            30,089
20171 Valley Industrial Park         Kent, WA                  30,807               6,765,505         17,221,447           286,803
20221 Woodinville Corp Ctr           Bellevue, WA                                   2,588,694          5,757,519         2,820,903
20231 Everett Industrial Center      Everett, WA                9,479               1,863,532          5,566,581                 0
20251 Everett 526                    Everett, WA                                    1,087,615          3,262,856            15,046
30001 Park 217 I                     Portland, OR                                   1,359,958          2,346,881         3,219,851
30011 Park 217 Phase II              Portland, OR                   0                 490,845          1,762,678         1,472,708
30021 Park 217 Phase III             Portland, OR                                     101,555            601,310           201,653
30031 Sunset Science Park            Portland, OR             403,359                 147,569            581,642           781,585
30041 Swan Island                    Portland, OR             916,417                 290,504            758,714           436,534
30071 Nelson Business Center I&II    Tigard, OR                37,293               3,454,590          5,905,233         4,574,656
30081 SW Commerce Ctr.               Portland, OR                                     499,146          1,390,426           745,582
30101 Columbia IV                    Portland, OR                                     833,668          4,430,444            37,876
30051 Columbia Commerce Park         Portland, OR                                   1,939,782          6,606,003         2,387,418
30141 Marine Dr Distribution  Ctr    Portland, OR                                   1,166,743          3,482,832         1,519,766
30151 Marine Drive Dist. Ctr II      Portland, OR                                     622,307          1,867,657           622,956
30161 Airport Way Commerce Park      Portland, OR              80,549               1,581,544                                    0
30171 4949 Meadows Building          Lake Oswego, OR                                2,003,180                                    0
30181 Marine Drive Dist. Ctr III     Portland, OR                                   1,760,241                                    0
40011 Cole Rd. Warehouse             Boise, ID                313,392                 103,617            416,506           166,205
                                                        --------------------------------------------------------------------------
         TOTAL INDUSTRIAL                                 $23,818,958            $161,714,060       $354,077,572       $76,230,995
                                                        --------------------------------------------------------------------------
10001 Santa Clara Office Center I    Santa Clara, CA       $1,275,227                $187,326         $1,392,344         2,736,970
10021 Santa Clara Office Center II   Santa Clara, CA                                  173,317          2,581,836         2,820,672
10031 Gateway Ofc. Phase I           San Jose, CA                                     721,215          9,010,137         4,158,074
10051 Santa Clara Office Center III  Santa Clara, CA                                   36,746          2,193,334         2,011,652
10081 Gateway Ofc. Phase II          San Jose, CA                                   1,562,154         20,337,863        14,718,756
10131 The Alameda                    San Jose, CA                                     774,316          4,278,623           929,502
10141 Creekside Phase I              San Jose, CA             436,655              10,385,797          8,518,712         4,046,490
10151 North First Ofc. Ctr.          San Jose, CA                                   6,698,611          5,900,388         2,455,237
10181 455 University                 Sacramento, CA                                   925,000          1,305,000           571,310
10201 650 & 701 Howe                 Sacramento, CA                                 1,665,000          4,996,755         3,716,304
10211 8880 Cal Center                Sacramento, CA                                 3,252,741          8,493,503         2,293,382
10231 740 University                 Sacramento, CA                                   261,250            793,750           165,414
10251 Denny's Restaurant             Santa Clara, CA                                  181,634            551,427             1,225
10281 Gateway Oaks II                Sacramento, CA                                 1,510,137          4,258,061         1,577,894


                                           LAND           BUILDINGS AND                                    CONSTRUCTION  DEPRECIABLE
                                      LAND IMP. AND         BUILDING                          ACCUMULATED      AND/OR        LIVES
      PROJECT                         LEASEHOLD INT.      IMPROVEMENTS           TOTAL        DEPRECIATION  ACQUISITION     (YEARS)
      ------------------------------------------------------------------------------------------------------------------------------
11071 Benicia Ind II                      3,891,910         11,673,229        15,565,139          267,512         1996         40
11161 Port of Oakland                     1,693,760          5,080,325         6,774,085           74,088         1996         40
11181 MacArthur Park                      1,556,617          4,693,089         6,249,707           39,100         1996         40
11191 Stadium Plaza                       9,134,965         29,269,756        38,404,722          243,899         1996         40
11211 Sorrento Vista                      2,754,158                  0         2,754,158                0         1996         40
11231 Charcot Business Center             2,983,255          8,949,598        11,932,853           37,290         1996         40
11241 Airport Service Center                668,240          2,004,907         2,673,147            8,354         1996         40
11251 Dixon Landing North                 6,355,274                  0         6,355,274                0         1996         40
11261 Kifer Road Industrial Park          3,528,693         10,587,055        14,115,748           44,113         1996         40
11281 Baycenter Business Park III         1,248,216                  0         1,248,216                0         1996         40
11291 Riverside Business Center           1,259,389                  0         1,259,389                0         1996         40
11361 Ravendale at Central                2,017,212          6,051,636         8,068,848                0         1996         40
20001 West Valley Business Ctr            1,286,458          3,762,664         5,049,121        1,218,028         1980       20-40
20011 Cascade Comrce. Park                3,129,620          6,039,010         9,168,630        1,101,496         1989        5-40
20031 Valley Freeway Bus. Center          1,262,572          2,511,890         3,774,462          585,986         1990        7-40
20071 Woodinville Corp. Center I          1,740,944          3,994,424         5,735,368        1,121,611         1988        3-40
20081 Woodinville Corp. Center II         4,258,674          7,547,836        11,806,510        2,176,236         1991        4-40
20111 Georgetown Center                   4,517,411          4,334,881         8,852,291        1,117,826         1984        5-40
20121 City Commerce Park                  2,218,399          3,500,474         5,718,873          786,022         1988        5-40
20141 Vancouver Comrce. Park                451,891          1,467,189         1,919,081          329,494         1990        3-40
20151 Millcreek Distribution Ctr          2,541,162          7,767,332        10,308,495          430,089         1994        5-40
20161 Sea-Tac Industrial Park             1,953,528          5,569,015         7,522,543          308,941         1994        4-40
20171 Valley Industrial Park              6,862,205         17,411,550        24,273,755          980,711         1994        3-40
20221 Woodinville Corp Ctr                4,160,957          7,006,159        11,167,116          237,751         1995        5-40
20231 Everett Industrial Center           1,863,532          5,566,581         7,430,113          104,374         1996         40
20251 Everett 526                         1,087,615          3,277,901         4,365,516           47,895         1996       12-40
30001 Park 217 I                          2,472,845          4,453,844         6,926,689        1,644,200         1980        5-40
30011 Park 217 Phase II                     780,261          2,945,970         3,726,231          872,679         1981       10-40
30021 Park 217 Phase III                    132,615            771,904           904,519          324,980         1981        5-40
30031 Sunset Science Park                   322,532          1,188,264         1,510,796          420,885         1975        5-40
30041 Swan Island                           369,011          1,116,741         1,485,752          392,039         1978        5-40
30071 Nelson Business Center I&II         4,944,462          9,011,623        13,956,085        1,686,769         1990        3-40
30081 SW Commerce Ctr.                      707,816          1,930,703         2,638,519          429,520         1989        5-40
30101 Columbia IV                           833,668          4,468,319         5,301,988          301,157         1994         40
30051 Columbia Commerce Park              2,527,306          8,408,812        10,936,117        1,761,429         1988        3-40
30141 Marine Dr Distribution  Ctr         1,870,511          4,298,829         6,169,341          118,941         1995        5-40
30151 Marine Drive Dist. Ctr II           1,110,852          2,002,068         3,112,920            8,167         1996        5-40
30161 Airport Way Commerce Park           1,581,544                  0         1,581,544                0         1996         40
30171 4949 Meadows Building               2,003,180                  0         2,003,180                0         1996         40
30181 Marine Drive Dist. Ctr III          1,760,241                  0         1,760,241                0         1996         40
40011 Cole Rd. Warehouse                    114,465            571,863           686,328          230,356         1976       16-40
                                     ---------------------------------------------------------------------
         TOTAL INDUSTRIAL              $182,702,463       $409,373,087      $592,075,550      $56,566,649
                                     ---------------------------------------------------------------------
10001 Santa Clara Office Center I          $883,440         $3,465,805        $4,349,245       $1,012,557         1977        3-40
10021 Santa Clara Office Center II          931,364          4,664,639         5,596,003        1,585,650         1980        2-40
10031 Gateway Ofc. Phase I                1,552,568         12,364,657        13,917,226        4,322,857         1981        3-40
10051 Santa Clara Office Center III         596,050          3,652,942         4,248,992        1,171,185         1981        3-40
10081 Gateway Ofc. Phase II               4,116,198         32,528,584        36,644,781        9,176,742         1983        3-40
10131 The Alameda                           966,236          5,016,206         5,982,441        1,430,095         1984        3-40
10141 Creekside Phase I                  10,965,419         11,989,446        22,954,866        2,847,119         1985        5-40
10151 North First Ofc. Ctr.               6,973,869          8,080,367        15,054,236        2,117,385         1985        3-40
10181 455 University                        993,704          1,865,536         2,859,240          407,048         1987        3-40
10201 650 & 701 Howe                      2,120,259          8,260,688        10,380,947        1,661,757         1987        2-40
10211 8880 Cal Center                     3,804,401         10,296,155        14,100,556        1,936,914         1989        3-40
10231 740 University                        261,250            971,994         1,233,244          239,368         1987        3-40
10251 Denny's Restaurant                    181,634            552,652           734,286          121,885         1988       34-40
10281 Gateway Oaks II                     1,996,441          5,365,890         7,362,331        1,259,986         1992        3-40

                             SPIEKER PROPERTIES L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31,1996

                                                                                    INITIAL COST TO COMPANY
                                                                           -------------------------------------       ADDITIONS
                                                        ENCUMBRANCES            LAND AND                                   AND
      PROJECT                        LOCATION           AND LIENS (1)      LEASEHOLD INTEREST          BUILDINGS      IMPROVEMENTS
      -----------------------------------------------------------------------------------------------------------------------------
10291 Gateway Oaks I                 Sacramento, CA                                 2,926,887          9,856,301         1,404,531
10311 701 University                 Sacramento, CA                                 1,051,108          3,239,007           506,139
10321 Ryan Ranch Ofc. Ctr.           Monterey, CA                                   1,048,740          3,951,223         2,361,010
10341 The Orchard                    Sacramento, CA                                 1,505,937          4,517,810           344,211
10351 555 University                 Sacramento, CA         2,432,533               1,467,023          4,401,069           221,218
10361 575 and 601 University         Sacramento, CA                                 1,677,507          5,720,244           484,557
10391 655 University                 Sacramento, CA                                 1,147,733          3,443,200           228,357
10411 Arden Office                   Sacramento, CA                                   576,552          1,729,656         2,168,824
10541 Lockheed Bldg.                 Palo Alto, CA                                  1,735,789          6,264,357         1,126,913
10551 Xerox Campus                   Palo Alto, CA                                  9,145,484         29,360,411         5,281,728
10561 Foothill Research Ctr.         Palo Alto, CA                                  7,474,154         30,819,577         5,592,931
10671 2180 Sand Hill Road            Menlo Park, CA                                   466,525          1,281,023           123,918
10681 Point West Executive Ctr.      Sacramento, CA                                 2,538,020          5,952,306           746,330
10701 McCarthy                       Milpitas, CA               5,777                 845,039          4,219,348           274,879
10751 Point West Commercenter        Sacramento, CA                                 3,443,730          9,025,615           371,430
10851 Ryan Ranch Off - Ph II         Monterey, CA                                     402,750          2,004,132           497,760
10891 Gateway Oaks III               Sacramento, CA                                 1,151,181                                    0
10981 La Jolla Centre II             San Diego, CA                                  3,252,653         13,057,444            61,398
10991 One Pacific Heights            San Diego, CA                                  3,089,433          8,352,911                 0
11011 Pacific Point                  San Diego, CA                                  3,111,202          9,333,605           248,664
11021 Bayside Corporate Center       Foster City, CA          519,706               2,455,163          7,597,914           291,091
11031 Ryan Ranch Office II Bldg D    Monterey, CA                                     420,000                                    0
11051 3600 American River Dr         Sacramento, CA                                 1,059,222          4,266,132             5,748
11052 3610 American River Dr         Sacramento, CA                                   490,859          1,963,435            19,892
11053 3620 American River Dr         Sacramento, CA                                 1,033,387          4,133,548             5,102
11061 Inwood Business Park           Irvine, CA                                     2,232,769          8,934,175                 0
11141 Carmel Valley Centre           San Diego, CA                                  2,792,159         11,207,702            84,296
11151 2290 North First Street        San Jose, CA                                   1,222,335          4,891,759                 0
11171 Dove Street                    Newport Beach, CA                              1,568,509          6,278,089                 0
11221 Fairchild Corporate Center     Irvine, CA                                     2,011,443          8,054,128                 0
11271 One Pacific Plaza              Huntington Beach, CA                           2,020,486          8,085,263                 0
11301 Fidelity Plaza                 Sacramento, CA                                 1,354,983          3,695,222                 0
11311 Central Park Plaza             Santa Clara, CA          246,039               9,446,335         24,866,654                 0
11321 Corona Corporate Center        Southern Cal                                     741,710          2,966,841                 0
11331 Wood Island Office Complex     Larkspur, CA              72,109               3,789,482         10,050,094                 0
11341 One Lakeshore Centre           Southern Cal              73,114               3,892,211         15,275,917                 0
11351 Pacific View Plaza             San Diego, CA                                  1,404,336          3,796,910                 0
11401 The City                       Orange County, CA                              5,585,542         22,355,536                 0
11501 The City                       Orange County, CA                              1,309,617          5,243,681                 0
19881 San Mateo Baycenter            San Mateo, CA          9,175,644               2,464,154         10,331,261           554,478
20021 Federal Way Office             Fed Way, WA                                      297,202            765,990           112,005
20041 Bellevue Gtwy I                Bellevue, WA                                   2,681,773          6,064,829         7,222,290
20051 Bellevue Gateway II            Bellevue, WA                                   1,201,588          4,859,552         2,499,448
20061 Main Street Office             Bellevue, WA              13,738               1,917,015          1,385,821           396,056
20211 Bellefield Office Park         Bellevue, WA          12,659,811               5,530,275         12,623,527         2,936,910
20241 10700 Building                 Bellevue, WA              24,384                  24,384          4,651,580                 0
30091 5550 Macadam Office            Portland, OR                                     764,081          3,646,922           241,485
30111 River Forum                    Portland, OR                                   2,462,767         16,637,177           627,018
30121 Kruse Way                      Portland, OR                   0               2,785,451          7,911,320           728,674
30131 4004 S.W. Kruse Way Place      Lake Oswego, OR                0                 981,486          3,986,194
40001 Key Financial Tower            Boise, ID                                        236,501          2,864,931         5,245,557
                                                        --------------------------------------------------------------------------
         TOTAL OFFICE                                     $26,934,737            $142,569,916       $460,533,074       $85,217,730
                                                        --------------------------------------------------------------------------
           GRAND TOTALS                                   $50,753,695            $304,283,976       $814,610,647      $161,448,725
                                                        ==========================================================================


                                           LAND           BUILDINGS AND                                    CONSTRUCTION  DEPRECIABLE
                                      LAND IMP. AND         BUILDING                          ACCUMULATED      AND/OR       LIVES
      PROJECT                         LEASEHOLD INT.      IMPROVEMENTS           TOTAL        DEPRECIATION  ACQUISITION    (YEARS)
      ------------------------------------------------------------------------------------------------------------------------------
10291 Gateway Oaks I                     2,938,968         11,313,704        14,252,672        2,678,248         1990        2-40
10311 701 University                     1,247,111          3,549,142         4,796,253          794,888         1991        3-40
10321 Ryan Ranch Ofc. Ctr.               2,093,355          5,299,989         7,393,344        1,302,940         1992        3-40
10341 The Orchard                        1,539,497          4,828,460         6,367,957          865,529         1990        3-40
10351 555 University                     1,484,661          4,610,173         6,094,834          801,671         1990        3-40
10361 575 and 601 University             1,915,967          6,022,912         7,938,880        1,171,784         1990        3-40
10391 655 University                     1,159,673          3,703,199         4,862,872          765,278         1990        2-40
10411 Arden Office                         751,483          3,725,565         4,477,048        1,307,860         1990        7-40
10541 Lockheed Bldg.                     1,735,789          7,391,270         9,127,059        1,255,646         1993        8-40
10551 Xerox Campus                       9,145,484         34,642,139        43,787,623        5,577,232         1993        8-40
10561 Foothill Research Ctr.             7,474,154         36,412,508        43,886,662        6,463,234         1993        6-40
10671 2180 Sand Hill Road                  466,525          1,412,286         1,878,811          790,804         1973        3-40
10681 Point West Executive Ctr.          2,573,522          6,664,520         9,238,042          457,907         1994       10-40
10701 McCarthy                             845,039          4,494,227         5,339,266          305,077         1994        1-40
10751 Point West Commercenter            3,443,730          9,397,045        12,840,775          572,285         1994        4-40
10851 Ryan Ranch Off - Ph II               402,750          2,501,892         2,904,642          112,133         1995        3-40
10891 Gateway Oaks III                   1,151,181                  0         1,151,181                0         1995         40
10981 La Jolla Centre II                 3,252,653         13,301,773        16,554,426          401,220         1995        4-40
10991 One Pacific Heights                3,089,433          8,352,911        11,442,345          243,627         1995         40
11011 Pacific Point                      3,111,202          9,582,269        12,693,471          308,494         1995        4-40
11021 Bayside Corporate Center           2,465,778          7,878,390        10,344,168          221,371         1996        7-40
11031 Ryan Ranch Office II Bldg D          420,000                  0           420,000                0         1996         40
11051 3600 American River Dr             1,059,222          4,271,879         5,331,101          115,679         1995       12-40
11052 3610 American River Dr               490,859          1,983,327         2,474,186           54,834         1995        5-40
11053 3620 American River Dr             1,033,387          4,138,650         5,172,037          112,126         1995       12-40
11061 Inwood Business Park               2,232,769          9,266,014        11,498,783          261,069         1995        3-40
11141 Carmel Valley Centre               2,792,159         11,291,998        14,084,158          230,392         1996         40
11151 2290 North First Street            1,222,335          4,891,759         6,114,094           81,529         1996         40
11171 Dove Street                        1,568,509          6,278,089         7,846,598           78,476         1996         40
11221 Fairchild Corporate Center         2,011,443          8,054,128        10,065,572           67,088         1996         40
11271 One Pacific Plaza                  2,020,486          8,085,263        10,105,749           33,687         1996         40
11301 Fidelity Plaza                     1,354,983          3,695,222         5,050,205           46,190         1996         40
11311 Central Park Plaza                 9,446,335         24,866,654        34,312,989           51,806         1996         40
11321 Corona Corporate Center              741,710          2,966,841         3,708,552                0         1996         40
11331 Wood Island Office Complex         3,789,482         10,050,094        13,839,576                0         1996         40
11341 One Lakeshore Centre               3,892,211         15,275,917        19,168,128                0         1996         40
11351 Pacific View Plaza                 1,404,336          3,796,910         5,201,246                0         1996         40
11401 The City                           5,585,542         22,355,536        27,941,078          279,345         1996         40
11501 The City                           1,309,617          5,243,681         6,553,297           65,507         1996         40
19881 San Mateo Baycenter                2,688,531         10,674,459        13,362,990        3,162,173         1995        3-40
20021 Federal Way Office                   297,202            877,995         1,175,197          142,087         1989       20-40
20041 Bellevue Gtwy I                    4,526,668         11,442,223        15,968,891        2,660,123         1985        2-40
20051 Bellevue Gateway II                1,867,498          6,803,580         8,671,078        1,357,604         1988        3-40
20061 Main Street Office                 1,927,586          1,790,773         3,718,359          279,933         1990        2-40
20211 Bellefield Office Park             5,623,429         15,467,283        21,090,711          839,258         1995        3-40
20241 10700 Building                        24,384          4,651,580         4,675,964           67,836         1996         40
30091 5550 Macadam Office                  765,082          3,903,271         4,668,353          723,767         1990        3-40
30111 River Forum                        2,462,767         17,264,196        19,726,963        1,241,942         1994        5-40
30121 Kruse Way                          2,825,101          8,600,343        11,425,444          493,367         1994        5-40
30131 4004 S.W. Kruse Way Place          1,422,662          5,055,020         6,477,682          203,357         1995        3-40
40001 Key Financial Tower                  305,943          8,070,045         8,375,988        2,797,297         1977        5-40
                                     --------------------------------------------------------------------
         TOTAL OFFICE                 $155,743,029       $535,272,666      $691,015,694      $71,134,245
                                     --------------------------------------------------------------------
           GRAND TOTALS               $338,445,492       $944,645,753    $1,283,091,245     $127,700,893
                                     ====================================================================

                            SPIEKER PROPERTIES, L.P.


                    REAL ESTATE AND ACCUMULATED DEPRECIATION

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


A summary of activity for real estate and accumulated depreciation is as follows (in thousands):

                                                            Year Ended December 31,
                                                     1996              1995              1994
                                                 ------------      ------------      ------------
REAL ESTATE:
   Balance at beginning of year                  $  1,098,871      $    870,613      $    722,928
      Acquisition of properties and limited
        partners' interests                           340,298           185,862           144,757
      Improvements                                     67,537            46,058            13,600
      Cost of real estate disposed of                 (42,206)                -                 -
      Property held for disposition                  (133,971)                -                 -
      Disposition of and write-off of fully
        depreciated property                          (15,469)           (3,662)          (10,672)
                                                 ------------      ------------      ------------
   Balance at end of year                        $  1,315,060      $  1,098,871      $    870,613
                                                 ============      ============      ============

ACCUMULATED DEPRECIATION:
   Balance at beginning of year                  $    124,612      $     99,786      $     84,395
      Depreciation expense                             33,487            28,488            26,063
      Disposal of property                             (3,102)                -                 -
      Property held for disposition                   (11,827)                -                 -
      Disposition of and write-off of fully
        depreciated property                          (15,469)           (3,662)          (10,672)
                                                 ------------      ------------      ------------
   Balance at end of year                        $    127,701      $    124,612      $     99,786
                                                 ============      ============      ============


                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SPIEKER PROPERTIES, L.P.
                                  Registrant)



Dated: March 28, 1997               /s/ Warren E. Spieker, Jr.
      ----------------------      ----------------------------------------------
                                  Warren E. Spieker, Jr.
                                  Chairman of the Board, Director and
                                  Chief Executive Officer of Spieker
                                  Properties, Inc., the General Partner



Dated: March 28, 1997               /s/ Craig G. Vought
      ----------------------      ----------------------------------------------
                                  Craig G. Vought
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer) of Spieker
                                  Properites, Inc., the General Partner



Dated: March 28, 1997               /s/ John K. French
      ----------------------      ----------------------------------------------
                                  John K. French
                                  Director, Executive Vice President
                                  and Chief Operating Officer of Spieker
                                  Properties, Inc., the General Partner



Dated: March 28, 1997               /s/ Elke Strunka
      ----------------------      ----------------------------------------------
                                  Elke Strunka
                                  Vice President and
                                  Principal Accounting Officer of Spieker
                                  Properties, Inc., the General Partner



Dated: March 28, 1997               /s/ David M. Petrone
      ----------------------      ----------------------------------------------
                                  David M. Petrone
                                  Director of Spieker Properties, Inc., the
                                  General Partner

(C)      EXHIBITS (ENCLOSED ATTACHMENTS ARE SEQUENTIALLY NUMBERED)

EXHIBIT                                           INDEX TO EXHIBITS                                            PAGE
NUMBER                                              EXHIBIT TITLE                                            NUMBER
===================================================================================================================
4.1           Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. (1)

4.2           Intentionally omitted

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

4.14          Fifth Supplemental  Indenture relating to the Medium Term Note Program and Forms of Medium
              Term Notes  (incorporated  by  reference  to Exhibit  4.1 to  Spieker  Properties,  Inc.'s
              Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

4.15          Sixth  Supplemental  Indenture  relating to the 7 1/8 Notes Due 2006 and Form of 2006 Note
              (incorporated by reference to Exhibit 4.1 of Spieker Properties,  Inc.'s Current Report on
              Form 8-K filed with the Commission on December 19, 1996)

4.16          Seventh Supplemental  Indenture relating to the 7 7/8 Notes Due 2016 and Form of 2016 Note
              (incorporated by reference to Exhibit 4.2 of Spieker Properties,  Inc.'s Current Report on
              Form 8-K filed with the Commission on December 19, 1996)

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

10.3*         Form of Spieker Merit Plan. (1)

10.4*         Amended and Restated Spieker  Properties,  Inc. 1993 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to Spieker  Properties,  Inc.'s Quarterly Report on Form 10-Q for
              the quarter ended June 30, 1996)

10.5          Form of  Indemnification  Agreement  between the Company and its  directors  and  officers
              (incorporated  by reference to Exhibit 10.21 to Spieker  Properties,  Inc.'s  Registration
              Statement on Form S-11 (File No. 33-67906))

EXHIBIT                                           INDEX TO EXHIBITS                                            PAGE
NUMBER                                              EXHIBIT TITLE                                            NUMBER
===================================================================================================================

10.6          Form of Land Holding Agreement among the Company, Spieker Northwest, Inc., the Operating
              Partnership and owner of the applicable Land Holding (incorporated by reference to Exhibit
              10.22 to Spieker Properties, Inc.'s Registration Statement on Form S-11 (File No. 33-67906))

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

10.9          Third Amendment to First Amended and Restated Agreement of Limited  Partnership of Spieker
              Properties, L.P. (incorporated by reference to Exhibit 10.1 to Spieker Properties,  Inc.'s
              Report on Form 10-Q for the quarter ended September 30, 1995)

10.10         Fourth  Amendment,  Fifth  Amendment  and Sixth  Amendment  to First  Amended and Restated
              Agreement of Limited  Partnership of Spieker Properties,  L.P.  (incorporated by reference to  Exhibit  10.14 to  Spieker  Properties,  Inc.'s  Form 10-K  Report  for the year ended
              December 31, 1995)

10.11         Credit Agreement among Spieker Properties, L.P. as borrower, and Wells Fargo Bank, The First
              National Bank of Boston, First Bank National Association Seattle-First National Bank
              and Union Bank, as lenders, dated as of November 6, 1995, and Loan Notes pursuant to the
              Credit Agreement (incorporated by reference to Exhibit 4.8 to Spieker Properties, Inc.'s
              Registration Statement on Form S-3 (File No. 33-98372))

10.12         Seventh  Amendment to First  Amended and  Restated  Agreement  of Limited  Partnership  of
              Spieker  Properties,   L.P.  (incorporated  by  reference  to  Exhibit  10.16  to  Spieker
              Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996)

10.13         Amendment No. 1 to the Credit Agreement among Spieker Properties, L.P., as borrower and
              Wells Fargo Bank, The First National Bank of Boston, First Bank National Association
              Seattle-First National Bank and Union Bank as lenders, dated as of July 24, 1996
              (incorporated by reference to Spieker Properties, Inc.'s Quarterly Report on Form 10-Q
              for the quarter ended June 30, 1996)

10.14         Eighth  Amendment  to First  Amended and  Restated  Agreement  of Limited  Partnership  of
              Spieker Properties, L.P.

12.1          Schedule of  Computation  of Ratio of Earnings to  Combined  Fixed  Charges and  Preferred
              Dividends

21.1          List of Subsidiaries of Spieker Properties, L.P.

23.1          Consent of Independent Public Accountants

27.1          Financial Data Schedule

-----------------------------------
*   Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-11 (Registration No. 33-67906), which became effective on November 10, 1993.