Form 10-Q
period 1997-03-31
SPIEKER PROPERTIES L P
filed 1997-05-13
CIK 1002575

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                       COMMISSION FILE NUMBER 33-98372-01


                            SPIEKER PROPERTIES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                                       94-3188774
--------------------------------------                 -------------------------
   (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                         Identification No.)


   2180 SAND HILL ROAD, MENLO PARK, CA                            94025
--------------------------------------                 -------------------------
(Address of principal executive offices)                        (Zip code)


                                 (415) 854-5600
                        --------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X  . No      .
                                       ----      ----



Page 1 of 20
Exhibit Index is located on Page 19.

                            SPIEKER PROPERTIES, L.P.
              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS





PART I.       FINANCIAL INFORMATION                                                                         Page No.

    Item 1.  Financial Statements...........................................................................   3

             Consolidated Balance Sheets as of March 31, 1997, and December 31, 1996........................   4
             Consolidated Statements of Operations for the Three Months
                Ended March 31, 1997 and 1996...............................................................   6
             Consolidated Statement of Partners' Capital for the Three Months
                Ended March 31, 1997........................................................................   7
             Consolidated Statements of Cash Flows for the Three Months
                Ended March 31, 1997 and 1996...............................................................   8
             Notes to Consolidated Financial Statements.....................................................   9

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........  14

PART II.     OTHER INFORMATION

    Item 2.  Changes in Securities..........................................................................  19
    Item 6.  Exhibits and Reports on Form 8-K...............................................................  19
    Signatures..............................................................................................  20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Attached are the following financial statements of Spieker Properties, L.P. (the "Operating Partnership"):

     (i)   Consolidated Balance Sheets as of March 31, 1997, and December 31, 1996
     (ii)  Consolidated Statements of Operations for the Three Months Ended March 31, 1997 and 1996
     (iii) Consolidated Statement of Partners' Capital for the Three Months Ended March 31, 1997
     (iv)  Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996
     (v)   Notes to Consolidated Financial Statements

The financial statements referred to above should be read in conjunction with the Operating Partnership's Annual Report on the Form 10-K for the year ended December 31, 1996.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1997, AND DECEMBER 31, 1996
                             (dollars in thousands)

                                         ASSETS

                                                                    March 31, 1997         December 31, 1996
                                                                    --------------         -----------------
                                                                      (unaudited)
INVESTMENTS IN REAL ESTATE
  Land, land improvements and leasehold interests                    $   430,024             $    338,445
  Buildings and improvements                                           1,265,330                  944,646
  Construction in progress                                                37,722                   31,969
                                                                     -----------             ------------
                                                                       1,733,076                1,315,060
  Less - Accumulated depreciation                                       (135,732)                (127,701)
                                                                     -----------             ------------
                                                                       1,597,344                1,187,359
  Investments in mortgages                                                14,381                   14,381
  Property held for disposition, net                                     115,787                  117,732
                                                                     -----------             ------------

      Net investments in real estate                                   1,727,512                1,319,472


CASH AND CASH EQUIVALENTS                                                 52,825                   29,336


ACCOUNTS RECEIVABLE                                                        5,086                    3,799


DEFERRED RENT RECEIVABLE                                                   3,207                    3,242


RECEIVABLE FROM AFFILIATES                                                 3,650                      117


DEFERRED FINANCING AND LEASING COSTS, net of accumulated
  amortization of $8,062 and $7,682 as of
  March 31, 1997, and December 31, 1996, respectively                     16,676                   15,860


FURNITURE, FIXTURES AND EQUIPMENT, net                                     2,472                    2,386


PREPAID EXPENSES AND OTHER ASSETS                                          7,221                   16,102
                                                                     -----------             ------------

                                                                     $ 1,818,649             $  1,390,314
                                                                     ===========             ============


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1997, AND DECEMBER 31, 1996
                             (dollars in thousands)

                        LIABILITIES AND PARTNERS' CAPITAL


                                                                                March 31, 1997      December 31, 1996
                                                                                --------------      -----------------
                                                                                  (unaudited)
DEBT
  Unsecured notes                                                                 $   635,000          $    635,000
  Unsecured line of credit                                                                  -                39,000
  Mortgage loans                                                                       89,979                45,997
                                                                                  -----------          ------------
      Total debt                                                                      724,979               719,997
                                                                                  -----------          ------------

ASSESSMENT BONDS PAYABLE                                                                4,860                 4,758

ACCOUNTS PAYABLE                                                                        6,951                 3,258

ACCRUED REAL ESTATE TAXES                                                               5,715                   731

ACCRUED INTEREST                                                                       12,651                10,471

UNEARNED RENTAL INCOME                                                                  9,769                 6,345

PARTNER DISTRIBUTIONS PAYABLE                                                          26,047                18,660

OTHER ACCRUED EXPENSES AND LIABILITIES                                                 19,752                16,406
                                                                                  -----------          ------------
  Total liabilities                                                                   810,724               780,626
                                                                                  -----------          ------------


MINORITY INTERESTS                                                                     (1,254)               (1,240)
                                                                                  -----------          ------------


COMMITMENTS AND CONTINGENCIES                                                               -                    -


PARTNERS' CAPITAL
  General Partners, including a liquidation preference of $131,250                    936,813               563,928
  Limited Partners                                                                     72,366                47,000
                                                                                 ------------           -----------
      Total Partners' Capital                                                       1,009,179               610,928
                                                                                 ------------           -----------

                                                                                  $ 1,818,649          $  1,390,314
                                                                                  ===========          ============


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 and 1996
                   (dollars in thousands, except unit amounts)
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                          ------------------
                                                                               March 31
                                                                               --------
                                                                        1997              1996
                                                                     -----------       ----------
REVENUES
  Rental income                                                      $    64,461       $    44,345
  Interest and other income                                                1,956               973
                                                                     -----------       -----------
                                                                          66,417            45,318
                                                                     -----------       -----------
OPERATING EXPENSES
  Rental expenses                                                         11,672             7,236
  Real estate taxes                                                        5,254             3,446
  Interest expense, including amortization of finance costs               12,013             8,837
  Depreciation and amortization                                           10,599             8,538
  General and administrative and other expenses                            3,067             2,282
                                                                     -----------       -----------
                                                                          42,605            30,339
                                                                     -----------       -----------
  Income from operations before disposition of property and
    minority interests                                                    23,812            14,979
                                                                     -----------       -----------

GAIN ON DISPOSITION OF PROPERTY                                            1,489                 -
                                                                     -----------       -----------

  Income from operations before minority interests                        25,301            14,979
                                                                     -----------       -----------

MINORITY INTERESTS' SHARE IN NET (INCOME) LOSS                                (4)                3
                                                                     -----------       -----------

      Net income                                                     $    25,297       $    14,982
                                                                     ===========       ===========

  General Partner                                                         22,204            12,893
  Limited Partner                                                          3,093             2,089
                                                                     -----------       -----------
      Totals                                                         $    25,297       $    14,982
                                                                     ===========       ===========

NET INCOME PER OPERATING PARTNERSHIP UNIT                            $       .48       $       .38
                                                                     ===========       ===========

DISTRIBUTIONS PER OPERATING PARTNERSHIP UNIT
  General Partners                                                   $       .56       $       .56
                                                                     ===========       ===========
  Limited Partners                                                   $       .47       $       .43
                                                                     ===========       ===========




        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 1997, AND 1996
                             (dollars in thousands)
                                   (UNAUDITED)

                                                   General         Limited           General      Limited
                                                Partner Units   Partner Units        Partner      Partner          Total
                                                -------------   -------------        -------      -------          -----

BALANCE AT DECEMBER 31, 1996                       36,749,489      6,549,819    $    563,928    $     47,000    $    610,928
  Contribution-Proceeds from sale of Common
    Stock                                          11,500,000              -         374,835               -         374,835
  Acquisition of limited partnership
    interests                                               -        756,855               -          26,072          26,072
  Conversion of Operating Partnership Units
    to Common Stock                                    78,790        (78,790)              -               -               -
  Conversion of Operating Partnership Units -
    Employee Stock Incentive Pool                      14,984        (14,984)            524            (524)              -
  Non-cash compensation merit fund                          -              -              59               9              68
  Restricted stock grant                               25,913              -               -               -               -
  Exercise of stock options                            19,875              -             405               -             405
  Amortization of deferred compensation                     -              -             131               -             131
  Partner Distributions                                     -              -         (25,273)         (3,284)        (28,557)
  Net income                                                -              -          22,204           3,093          25,297
                                                 ------------   ------------    ------------    ------------    ------------

BALANCE AT MARCH 31, 1997                          48,389,051      7,212,900    $    936,813    $     72,366    $  1,009,179
                                                 ============   ============    ============    ============    ============



        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 and 1996
                             (dollars in thousands)
                                   (UNAUDITED)

                                                                                         Three Months
                                                                                        Ended March 31
                                                                                     1997            1996
                                                                               -------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                   $    25,297       $    14,982
  Adjustments to reconcile net income to net cash provided by operating activities-
  Depreciation and amortization                                                     10,599             8,538
  Amortization of prepaid interest and deferred financing costs                        268               377
  Non-cash compensation                                                                199               128
  Minority share of net income (loss)                                                    4                (3)
  Gain on disposition of property                                                   (1,489)                -
  Decrease (increase) in deferred rent receivable                                       35               (70)
  Increase in accounts receivable                                                   (1,287)             (237)
  (Increase) decrease in receivable from affiliates                                 (3,533)              116
  Decrease in prepaid expenses and other assets                                      8,633             1,318
  Decrease in assessment bonds payable                                                (235)             (232)
  Increase (decrease) in accounts payable                                            3,693              (581)
  Increase in accrued real estate taxes                                              4,984             3,416
  Increase in accrued interest                                                       2,180             4,745
  Increase (decrease) in other accrued expenses and liabilities                      3,346              (207)
  Increase (decrease) in unearned rental income                                      3,424            (2,033)
                                                                               -----------       -----------
      Net cash provided by operating activities                                     56,118            30,257
                                                                               -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties                                                         (347,009)          (72,664)
  Additions to leasing costs                                                        (1,829)           (1,532)
  Additions to investment in mortgages                                                   -           (14,333)
  Proceeds from disposal of property                                                 3,969                 -
                                                                               -----------       -----------
      Net cash used for investing activities                                      (344,869)          (88,529)
                                                                               -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt                                                                     -           100,000
  Payments on debt                                                                 (41,666)         (164,706)
  Payment of financing fees                                                           (146)           (1,029)
  Partner distributions                                                            (21,188)          (18,120)
  Capital contributions  - stock offerings                                         374,835           151,331
  Capital contributions  - stock options exercised                                     405                56
                                                                               -----------       -----------
      Net cash provided by financing activities                                    312,240            67,532
                                                                               -----------       -----------
      Net increase in cash and cash equivalents                                     23,489             9,260
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    29,336             7,573
                                                                               -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $    52,825       $    16,833
                                                                               ===========       ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for interest                                                            10,800             4,294
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Debt assumed in relation to property acquisitions                                   46,648                 -
Increase to land and assessment bonds payable                                          204               581
Minority interest capital recorded in relation to property acquisitions             26,072                 -
Write-off of fully depreciated property                                              1,596             6,059
Write-off of fully amortized deferred financing and leasing costs                      839             1,388


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997 and 1996
                        (in thousands, except unit data)
                                   (UNAUDITED)


1.  ORGANIZATION AND BASIS OF PRESENTATION

    Spieker Properties, L.P.

    Spieker Properties, L.P. (the "Operating Partnership") was formed on November 10, 1993, and commenced operations on November 19, 1993, when Spieker Properties, Inc. (the "Company") completed its initial public offering ("IPO") on November 18, 1993. The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended. As of December 31, 1996, the Company owned an approximate 86.4 percent general partnership interest in the Operating Partnership.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Consolidation

    The consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiary partnerships as of March 31, 1997, and December 31, 1996, and its consolidated results of operations and consolidated cash flows for the three months ended March 31, 1997 and 1996. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

    Interim Financial Information

    The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Operating Partnership believes that adequate disclosures have been made.

    The interim results for the three months ended March 31, 1997 and 1996, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

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

    Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Operating Partnership on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of March 31, 1997 and December 31, 1996, none of the carrying values of the properties exceeded their estimated fair values. As of March 31, 1997 and December 31, 1996, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

    The Operating Partnership owns two mortgage loans that are secured by real estate. The Operating Partnership assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of March 31, 1997, the fair value of the underlying real estate was in excess of the Operating Partnership's book value of the mortgage loans.

    Construction in Progress

    Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other costs are capitalized during the period in which activities necessary to get the property ready for its intended use are in progress.

    Ground Leases

    The land on which three of the Operating Partnership's properties are located is owned by Stanford University and is subject to ground leases. The ground leases expire in 2039 or 2040 and, unless the leases are extended, the use of the land, together with all improvements, will revert back to Stanford University. The former owners of the three properties prepaid the ground leases through 2011, 2012 and 2017; thereafter, the Operating Partnership will be responsible for the ground lease payments, as defined under the terms of the leases. These ground lease payments have been segregated from the total purchase price of the properties, capitalized as leasehold interests in the accompanying consolidated balance sheet, and are being amortized ratably over the terms of the related original prepayment periods (18 to 24 years).

    Cash and Cash Equivalents

    Highly liquid investments with an original maturity of three months or less when purchased are classified as cash equivalents.

    Deferred Financing and Leasing Costs

    Costs incurred in connection with financing or leasing are capitalized and amortized on a straight-line basis over the term of the related loan or lease for periods ranging from 1 to 23 years. Unamortized financing and leasing costs are charged to expense upon the early termination of the lease or upon early payment of financing.

    Fair Value of Financial Investments

    Based on the borrowing rates currently available to the Operating Partnership, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit, overnight repurchase agreements, and investments in money market funds, with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

    Minority Interest

    Minority interest in the Operating Partnership represents a 10.0 percent interest in one property and a 7.5 percent interest in another property held by outside interests.

    Revenues

    All leases are classified as operating leases. Rental income is recognized on the straight-line basis over the terms of the leases. Deferred rent receivable represents the excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions.

    Interest and Other Income

    Interest and other income includes interest income on cash, cash equivalents, investments in mortgages, and management fee income.

    Net Income (Loss) Per Operating Partnership Unit

    Per unit amounts for the Operating Partnership are computed using the weighted average units outstanding during the period, including the dilutive effect of stock options. The weighted average units outstanding for the three months ended March 31, 1997 and 1996, are as follows:

                                      General Partner Units             Limited Partner Units
                                      ---------------------             ---------------------
    Three months ended:
      March 31, 1997                         45,520,682                         7,037,786
      March 31, 1996                         32,555,597                         6,549,819

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS No. 128"), Earnings Per Share. SFAS No. 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997, and early adoption is not permitted. The Operating Partnership intends to adopt SFAS No. 128 during the quarter and year ended December 31, 1997. Had the provisions of SFAS No. 128 been applied to the Operating Partnership's results of operations for the quarters ended March 31, 1997 and 1996, the Operating Partnership's basic earnings per unit would have been $.49 and $.38 per unit, respectively, and its fully diluted earnings per unit would have been $.48 and $.38 per unit, respectively.

    Reclassifications

    Certain items in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

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

3.  TRANSACTIONS WITH AFFILIATES

    Receivable From Affiliates

    The receivable from affiliates at March 31, 1997, and December 31, 1996, is summarized as follows:

                                                                 March 31, 1997          December 31, 1996
                                                                 --------------          -----------------
              Note receivable from Spieker Northwest,
                Inc. secured by real property                         3,533                         -
              Management fees and  reimbursements due from
                Spieker Partners related entities
                (certain officers of Spieker Properties,                117                       117
                Inc., are partners in Spieker Partners)


4.  PROPERTY HELD FOR DISPOSITION

    The Operating Partnership has determined to focus exclusively on office and industrial properties. The Operating Partnership has therefore decided to divest itself of its retail properties (thirteen properties at the time of the determined divestiture) and to reinvest the proceeds from these properties in office and industrial properties.

    In December 1996, the Operating Partnership entered into agreements to dispose of nine retail properties located in California, Oregon, and Washington to a third party for $106,500. Three of the nine properties closed on December 20, 1996. Of the remaining six properties, one closed on January 6, 1997, resulting in a gain on disposition of $1,489; four properties closed subsequent to quarter end, on April 9, 1997, resulting in a gain on disposition of approximately $9,800; and the final property is scheduled to close by December 31, 1997.

    In addition, the Operating Partnership is in the process of divesting itself of four other retail properties. Two of the four other properties closed subsequent to the quarter end, on April 9, 1997. The gain on disposition of these two properties located in Fresno, California, was approximately $3,050. The divestiture of the two remaining properties is subject to the identification of a purchaser, negotiation of acceptable terms and other customary conditions.

    The net carrying amount of the nine remaining retail properties held for disposition as of March 31, 1997, is $115,787.


5.  DEBT

    Unsecured Notes

    As of March 31, 1997, the Operating Partnership has outstanding $635,000 in investment grade rated unsecured notes with varying interest rates from 6.65% to 8.00% payable semi-annually. The notes are due on various dates from 2000 to 2016.

    Unsecured Line of Credit

    The maximum amount available under the Operating Partnership's unsecured line of credit facility is $150,000. The facility carries interest at LIBOR plus 1.25%. The line of credit matures in November 1997 and the Operating Partnership has an option to extend it for one year upon payment of a fee equal to 0.12% of the total amount available. The facility also includes a fee on average unused funds which varies between 0.125% and

    0.20% based on the average outstanding balance. As of March 31, 1997, the amount drawn on the facility was $0.

    Mortgage Loans

    Mortgage loans of $89,979 as of March 31, 1997, are secured by deeds of trust on related properties. The mortgage loans carry interest rates ranging from 7.37% to 9.75%, require monthly principal and interest payments, and mature on various dates from 1997 to 2012.


6.  PARTNER DISTRIBUTIONS PAYABLE

    The partner distributions payable at March 31, 1997, and December 31, 1996, represent amounts payable to partners for the quarters then ended.


7.  PARTNERS' CAPITAL

    Equity Offerings

    On January 21, 1997, the Company sold 11,500,000 shares of Common Stock at $34.50 per share through an underwritten public offering, including the underwriters' exercise of their over-allotment option. The aggregate net proceeds of $374,835 were contributed to the Operating Partnership and used primarily to acquire properties under contract at the time of the offering.


8.  ACQUISITIONS

    The Operating Partnership acquired the following properties during the three months ended March 31, 1997:

                                                                       Property    Total Rentable
    Project Name                            Location                   Type (1)      Square Feet    Initial Cost
    --------------------------------------  ------------------------  ------------  --------------- ---------------
    Southcenter West Business Park (2)      Tukwila, WA                    I            286,921        $  6,300
    Mission West Portfolio                  San Diego, CA                  O            818,836          44,800
    Emeryville Portfolio (3)                Emeryville, CA                 O            946,835         125,400
    Brea Park Centre                        Brea, CA                       O            141,837          10,800
    555 Twin Dolphin Drive                  Redwood Shores, CA             O            198,941          41,000
    North Creek Parkway Centre (4)          Bothell, WA                    O            204,871          22,600
    Riverside Centre                        Portland, OR                   O             98,434           9,300
    Metro Plaza                             San Jose, CA                   O            414,737          73,900
    1740 Technology (5)                     San Jose, CA                   O            196,444          31,300
    Fountaingrove                           Santa Rosa, CA                 O            160,808          16,100

    (1)   "O" indicates office property; "I" indicates industrial property.
    (2) Previously identified as Andover Park in the January 1997 Equity Offering Prospectus.
    (3) The Operating Partnership paid cash and issued Operating Partnership Units to the sellers of this portfolio.
    (4) Previously identified as Quadrant Corporate Center in the January 1997 Equity Offering Prospectus.
    (5) Previously identified as Kodak Center in the January 1997 Equity Offering Prospectus.


9.  DEVELOPMENTS

    During the three months ended March 31, 1997, the Operating Partnership acquired four parcels of land for development. The total initial cost of these four parcels was $11,418.

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

RESULTS OF OPERATIONS

The following comparison is of the Operating Partnership's consolidated operations for the three months ended March 31, 1997, as compared to the corresponding period ended March 31, 1996.

Rental revenues for the first quarter of 1997 increased by $20.2 million or 45.6% to $64.5 million, as compared with $44.3 million for the quarter ended March 31, 1996. Of this increase, $10.4 million was generated by properties acquired during 1996 (the "1996 Acquisitions"). During 1996, the Operating Partnership invested $329.3 million to acquire properties totaling 4.7 million square feet. As used herein, the terms "invested" and "total investment" represent the initial purchase price of acquisitions, plus the projected cost of certain repositioning and rehab capital expenditures anticipated at the time of purchase.

$7.6 million of the rental revenue increase in the first quarter of 1997 was generated by properties acquired during the three months ended March 31, 1997. During the first quarter of 1997, the Operating Partnership acquired properties totaling 3.3 million square feet (the "1997 Acquisitions"). The Operating Partnership estimates the total investment in the 1997 Acquisitions will be $407.9 million. The Operating Partnership closed the 1997 Acquisitions on various dates during the first quarter and, as such, a full quarter's revenue and expenses was not recognized during the first quarter of 1997.

$1.8 million of the rental revenue increase in the first quarter of 1997 was generated by properties developed by the Operating Partnership (the "Developments"). The Developments include both properties completed and added to the Operating Partnership's portfolio of stabilized properties, as well as properties currently under development. During the three months ended March 31, 1997, two properties totaling 0.2 million square feet have been completed and added to the Operating Partnership's portfolio of stabilized properties. The total cost of such properties, including the estimated cost to complete initial tenant improvements, is $11.8 million. The Operating Partnership also has a current development pipeline consisting of seventeen properties representing a total projected cost of $145.4 million and 2.9 million square feet. Certain of the properties in the development pipeline are shell complete and partially occupied.

$2.0 million of the increase in rental revenues is attributable to revenue increases in properties owned at January 1, 1996, and still owned at March 31, 1997 (the "Core Portfolio"). $1.7 million of the revenue increase in the Core Portfolio is due to increased rental rates realized on the renewal and re-leasing of second-generation space and contractual rent increases in existing leases. During the first three months of 1997, the Operating Partnership completed 178 lease transactions for the renewal or re-leasing of 1.2 million square feet of second-generation space. On average, the new effective rates were 9.6% higher than the expiring coupon rent. $0.3 million of the increase is attributable to the realization of a full quarter's revenue on the Walsh @ Lafayette project, a property developed by the Operating Partnership and added to the Core Portfolio during the first quarter of 1996. A decrease of $1.6 million in rental revenues, quarter over quarter, can be attributed to the subsequent disposition of assets which were owned by the Operating Partnership as of March 31, 1996 (the "Asset Dispositions").

In December 1996, the Operating Partnership announced the strategic decision to divest itself of its retail properties and focus exclusively on office and industrial properties. As such, the following analysis of the office and industrial properties (i.e. non-retail properties) is presented:
Rental revenues net of property operating expenses increased by $15.0 million or 51.7% to $44.0 million, as compared to $29.0 million for the quarter ended March 31, 1996. Of this increase, $5.3 million and $7.3 million relates to the 1997 and 1996 Acquisitions, $1.4 million is attributable to the Developments, and $1.0 million is attributable to the Core Portfolio.

As a result of the 1996 Acquisitions, 1997 Acquisitions, and the Developments, the Operating Partnership's rentable square footage, netted with the disposition of property, increased by 6.9 million square feet or 38.3% to 24.9 million square feet on March 31, 1997, from 18.0 million on March 31, 1996. At March 31, 1997, the portfolio of stabilized properties was 96.0% occupied. By property type, the office portfolio was 94.2% occupied, the industrial portfolio was 97.0% occupied and the retail portfolio was 95.6% occupied.

Interest and other income for the three months ended March 31, 1997, increased by $1.0 million or 100.0% to $2.0 million, as compared to the same period in 1996. The net increase in interest and other income during the three months ended March 31, 1997, was primarily due to higher average cash balances related to a follow-on equity offering completed in January 1997. The average cash balance during the first quarter of 1997 was $85.9 million as compared with $9.9 million during the first quarter of 1996.

Rental expenses increased by $4.4 million or 60.3% for the three months ended March 31, 1997, as compared with the same period in 1996. Real estate taxes increased by $1.8 million or 52.9% for the three months ended March 31, 1997, as compared with the same period in 1996. The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Operating Partnership's portfolio of properties. On a percentage basis, property operating expenses were 26.2% and 24.2% of rental revenues for the quarters ended March 31, 1997, and March 31, 1996, respectively. The total increase in property operating expenses is due to a $3.1 million increase attributable to the 1996 Acquisitions, a $2.3 million increase attributable to the 1997 Acquisitions, a $0.4 million increase attributable to the Developments, a $0.7 million increase attributable to the Core Portfolio, and a $0.3 million decrease attributable to the Asset Dispositions. The increase in the property operating expenses for the Core Portfolio is principally due to an increase in real estate taxes.

Interest expense increased by $3.2 million or 36.4% to $12.0 million for the three months ended March 31, 1997, from $8.8 million for the same period in 1996. The increase in interest expense is due to the increase in average debt outstanding.

Depreciation and amortization expenses increased by $2.1 million or 24.7% for the three months ended March 31, 1997, as compared with the same period in 1996, due to the 1996 and 1997 Acquisitions and the Developments.

General and administrative expenses and other expenses increased by $0.8 million for the three months ended March 31, 1997, as compared with the same period in 1996, primarily as a result of the increased number of employees. On a percentage basis, general and administrative expenses were 4.8% of rental revenues for the three months ended March 31, 1997, as compared with 5.2% for the same period in 1996.

A gain on disposition of property of $1.5 million was recognized in the first quarter due to the sale of one retail property.

Net income before minority interests and disposition of property increased by $8.8 million or 58.7% to $23.8 million for the three months ended March 31, 1997, from $15.0 million for the same period in 1996. The increase in net income is principally due to the increase in income from the 1996 and 1997 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1997, cash provided by operating activities increased by $25.8 million or 85.2% to $56.1 million, as compared to $30.3 million for the same period in 1996. The increase is primarily due to the increase in net income resulting from the 1996 and 1997 Acquisitions, a decrease in prepaid expenses and other assets, and an increase in unearned rental income. Cash used for investing activities increased by

$256.4 million or 289.7% to $344.9 million for the first three months of 1997, as compared to $88.5 million for the same period in 1996. The increase is attributable to the Operating Partnership's ongoing acquisition and development of suburban office and industrial properties. Cash provided by financing activities increased by $244.7 million or 362.5% to $312.2 million for the first three months of 1997, as compared to $67.5 million for the same period in 1996. During the first three months of 1997, cash provided by financing activities consisted, primarily, of $374.8 million in net proceeds from the sale of Common Stock, which was offset by net payments of $39.0 million on the line of credit and net payments of $2.7 million on mortgage loans. Additionally, payments of distributions increased by $3.1 million to $21.2 million for the first three months of 1997, as compared with $18.1 million for the same period in 1996. The increase is due to the greater number of shares outstanding and a 9.3% increase in the distribution rate.

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

At March 31, 1997, the Operating Partnership had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Operating Partnership believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

The Operating Partnership has a $150.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus 1.25%. The Facility matures in November 1997 and the Operating Partnership has an option to extend the Facility for one year upon payment of a fee equal to 0.12% of the total Facility. The Facility also includes a fee on average unused funds, which varies between 0.125% and 0.20% based on the average outstanding balance. At March 31, 1997, the Operating Partnership had $0 outstanding under the Facility.

On January 19, 1996, the Operating Partnership issued $100.0 million of investment grade rated unsecured notes. The notes carry an interest rate of 6.90%, were priced to yield 6.97%, and mature on January 15, 2004. Net proceeds of $98.9 million were used to repay borrowings on the unsecured line of credit. In June 1996, the Operating Partnership commenced a $200.0 million medium-term note program. In July 1996, the Operating Partnership issued $100.0 million of 8.00% medium-term notes due July 19, 2005, and $50.0 million of 7.58% medium-term notes due December 17, 2001 (the "July Notes"). The net proceeds of $149.2 million from the issuance of the July Notes were used to repay borrowings on the line of credit and to fund ongoing acquisition and development projects. In December 1996, the Operating Partnership issued $100.0 million of 7.125% investment grade rated unsecured notes, priced to yield 7.14% and maturing on December 1, 2006, and $25.0 million of 7.875% investment grade rated unsecured notes, priced to yield 7.91% and maturing on December 1, 2016. The net proceeds of $123.9 million were used to pay down borrowings on the line of credit and to fund the ongoing acquisition and development of properties. As of March 31, 1997, $50.0 million of debt securities remained available for issuance under the medium-term note program.

As of March 31, 1997, the Operating Partnership had $635 million of investment grade rated unsecured notes outstanding. The notes have interest rates which vary from 6.65% to 8.00%, and various maturity dates which range from 2000 to 2016.

In addition to the Unsecured Notes and the Facility, the Operating Partnership has $90.0 million of secured indebtedness (the "Mortgages") at March 31, 1997. The Mortgages have interest rates varying from 7.37% to 9.75% and maturity dates from 1997 to 2012. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Operating Partnership also has $4.9 million of assessment bonds outstanding as of March 31, 1997.

In January 1997, the Company sold 11,500,000 shares of Common Stock (including 1,500,000 shares sold to the underwriters in the exercise of their over-allotment option in February 1997) through an underwritten public offering at $34.50 per share. The net proceeds of $374.8 million were contributed to the Operating Partnership and used to purchase properties during the first quarter of 1997, many of which were under contract or letter of intent at the time of the offering, and to repay indebtedness. Also, in January 1997, the Company and the Operating Partnership filed a shelf registration statement (the "January 1997 Shelf Registration Statement") with the SEC which registered $500.0 million of equity securities of the Company and $500.0 million of debt securities of the Operating Partnership and became effective in January 1997.

In May 1996, the Company and the Operating Partnership filed a shelf registration statement (the "May 1996 Shelf Registration Statement") with the SEC which registered $250.0 million of equity securities of the Company and $250.0 million of debt securities of the Operating Partnership. The May 1996 Shelf Registration Statement was declared effective by the SEC on June 20, 1996.

After completion of the January 1997 equity offering, the Company has the capacity pursuant to the January 1997 Shelf Registration Statement to issue up to approximately $500.0 million in equity securities and the Operating Partnership has the capacity pursuant to the May 1996 Shelf Registration Statement and the January 1997 Shelf Registration Statement to issue up to $615.0 million in debt securities (including the $50.0 million of medium-term notes available under the Operating Partnership's existing medium-term note program).

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

Funds from Operations per unit is calculated based on weighted average Operating Partnership Units outstanding for the period including the dilutive effects of stock options. The average number of units outstanding for the three months ended March 31, 1997 and 1996, are 52,558,468 and 39,105,416 respectively.

                       STATEMENT OF FUNDS FROM OPERATIONS
                             (dollars in thousands)

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                            March 31, 1997    March 31, 1996
                                                                            --------------    --------------

     Net income before minority interest and gain on disposition of            $  23,812         $  14,979 (1)
     property

     Add:

     Depreciation and Amortization                                                10,478             8,475

     Dividends on Series B Preferred Stock                                        (2,510)           (2,510)

     Other, net                                                                      187               (35) (1)

     Straight-lined rent                                                               3               (70)
                                                                               ---------         ---------

         Funds from Operations                                                 $  31,970         $  20,839
                                                                               =========         =========

(1) Includes reclassification of extraordinary gain realized on the early extinguishment of debt of $150.

     PART II. OTHER INFORMATION

     Item 2.      Changes in Securities

     In connection with the acquisition of the Emeryville Portfolio in January 1997, the Operating Partnership issued 756,855 units to the seller of such properties with an aggregate value of $26.0 million, based on the average stock price of Spieker Properties, Inc. Common Stock during a specified period of time prior to closing. Such units were issued in a private negotiated transaction to four partnerships and a trust, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Such units are convertible on a one for one basis into shares of Common Stock of the Company after January 1998.

     Item 6.      Exhibits and Reports on Form 8-K

     (A) Exhibits

        The exhibits listed below are filed or incorporated by reference as part of this quarterly report on Form 10-Q.

        Exhibit Number                                                                          Page Number
        --------------                                                                          -----------

        12.1     Statement of Computation of Ratio of Earnings to Combined Fixed Charges and
                 Preferred Dividends

        27.1     Article 5 Financial Data Schedule (EDGAR Filing Only)

     (B) Reports on Form 8-K

         None

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                                 Spieker Properties, L.P.
                                 (Registrant)




Dated: May 13, 1997              /s/  Elke Strunka
      ----------------           -------------------------
                                 Elke Strunka
                                 Vice President and Principal Accounting Officer
                                 of Spieker Properties, Inc., general partner of
                                 Spieker Properties, L.P.

                                 EXHIBIT INDEX

EXHIBT
  NO.                      DESCRIPTION
-------                    -----------

12.1           Statement of Computation of Ratio of Earnings to Combined Fixed
               Charges and Preferred Dividends

27.1           Article 5 Financial Data Schedule (EDGAR Filing Only)