Form 10-Q
period 1997-06-30
SPIEKER PROPERTIES L P
filed 1997-08-13
CIK 1002575

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                              OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


                       COMMISSION FILE NUMBER 33-98372-01

                            SPIEKER PROPERTIES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                        94-3188774
------------------------------------              ------------------------------
   (State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                          Identification No.)


  2180 SAND HILL ROAD, MENLO PARK, CA                              94025
-----------------------------------------         ------------------------------
(Address of principal executive offices)                         (Zip code)


                                 (415) 854-5600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   -----  -----


Page 1 of 21
Exhibit Index is located on Page 20.

                            SPIEKER PROPERTIES, L.P.

               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                                       Page No.

   Item 1. Financial Statements.........................................................   3

           Consolidated Balance Sheets as of June 30, 1997, and December 31, 1996.......   4
           Consolidated Statements of Operations for the Three and Six Months
             Ended June 30, 1997 and 1996...............................................   6
           Consolidated Statement of Partners' Capital for the Six Months
             Ended June 30, 1997........................................................   7
           Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 1997 and 1996...............................................   8
           Notes to Consolidated Financial Statements...................................   9

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................  15

PART II.   OTHER INFORMATION

   Item 2. Changes in Securities........................................................  20
   Item 6. Exhibits and Reports on Form 8-K.............................................  20
   Signatures...........................................................................  21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Attached are the following financial statements of Spieker Properties, L.P. (the "Operating Partnership"):


    (i)   Consolidated Balance Sheets as of June 30, 1997, and December 31, 1996
    (ii)  Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1997 and 1996
    (iii) Consolidated Statement of Partners' Capital for the Six Months Ended June 30, 1997
    (iv)  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996
    (v)   Notes to Consolidated Financial Statements


The financial statements referred to above should be read in conjunction with the Operating Partnership's Annual Report on the Form 10-K for the year ended December 31, 1996.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1997, AND DECEMBER 31, 1996
                             (dollars in thousands)

                                     ASSETS


                                                       June 30, 1997    December 31, 1996
                                                        -----------        -----------
                                                        (unaudited)

INVESTMENTS IN REAL ESTATE
  Land, land improvements and leasehold interests       $   471,846        $   338,445
  Buildings and improvements                              1,382,276            944,646
  Construction in progress                                   65,429             31,969
                                                        -----------        -----------
                                                          1,919,551          1,315,060
  Less - Accumulated depreciation                          (145,572)          (127,701)
                                                        -----------        -----------
                                                          1,773,979          1,187,359
  Investments in mortgages                                   14,381             14,381
  Property held for disposition, net                         56,340            117,732
                                                        -----------        -----------

     Net investments in real estate                       1,844,700          1,319,472


CASH AND CASH EQUIVALENTS                                     9,249             29,336


ACCOUNTS RECEIVABLE                                           3,748              3,799


DEFERRED RENT RECEIVABLE                                      3,713              3,242


RECEIVABLE FROM AFFILIATES                                    3,050                117


DEFERRED FINANCING AND LEASING COSTS, net of
  accumulated amortization of $8,745 and $7,682
  as of June 30, 1997, and December 31, 1996,                16,935             15,860
  respectively


FURNITURE, FIXTURES AND EQUIPMENT, net                        2,717              2,386


PREPAID EXPENSES AND OTHER ASSETS                             8,392             16,102
                                                        -----------        -----------

                                                        $ 1,892,504        $ 1,390,314
                                                        ===========        ===========


         The accompanying notes are an integral part of these statements.

                                  SPIEKER PROPERTIES, L.P.

                                 CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1997, AND DECEMBER 31, 1996
                                    (dollars in thousands)

                              LIABILITIES AND PARTNERS' CAPITAL


                                                               June 30, 1997     December 31,1996
                                                                -----------        -----------
                                                                (unaudited)
DEBT
  Unsecured notes                                               $   635,000        $   635,000
  Unsecured line of credit                                           57,000             39,000
  Mortgage loans                                                     94,745             45,997
                                                                -----------        -----------
     Total debt                                                     786,745            719,997
                                                                -----------        -----------

ASSESSMENT BONDS PAYABLE                                              5,321              4,758

ACCOUNTS PAYABLE                                                     10,324              3,258

ACCRUED REAL ESTATE TAXES                                               828                731

ACCRUED INTEREST                                                     11,154             10,471

UNEARNED RENTAL INCOME                                                9,747              6,345

PARTNER DISTRIBUTIONS PAYABLE                                        26,199             18,660

OTHER ACCRUED EXPENSES AND LIABILITIES                               22,478             16,406
                                                                -----------        -----------
  Total liabilities                                                 872,796            780,626
                                                                -----------        -----------


MINORITY INTERESTS                                                   (1,249)            (1,240)
                                                                -----------        -----------


COMMITMENTS AND CONTINGENCIES                                             -                  -


PARTNERS' CAPITAL
  General Partners, including a liquidation preference
  of 131,250                                                        947,243            563,928

  Limited Partners                                                   73,714             47,000
                                                                -----------        -----------
     Total Partners' Capital                                      1,020,957            610,928
                                                                -----------        -----------

                                                                $ 1,892,504        $ 1,390,314
                                                                ===========        ===========



         The accompanying notes are an integral part of these statements.

                           SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 and 1996
                   (dollars in thousands, except unit amounts)
                                   (UNAUDITED)


                                                        Three Months Ended             Six Months Ended
                                                              June 30                       June 30
                                                         1997          1996            1997          1996
                                                       --------      --------        --------      --------
REVENUES
  Rental income                                        $ 74,459      $ 46,707        $138,921      $ 91,052
  Interest and other income                               1,419           989           3,374         1,962
                                                       --------      --------        --------      --------
                                                         75,878        47,696         142,295        93,014
                                                       --------      --------        --------      --------
OPERATING EXPENSES
  Rental expenses                                        15,411         7,537          27,083        14,774
  Real estate taxes                                       5,785         3,858          11,039         7,304
  Interest expense, including amortization of            12,687         7,845          24,700        16,682
   finance costs
  Depreciation and amortization                          12,416         8,801          23,015        17,339
  General and administrative and other expenses           3,468         2,524           6,535         4,805
                                                       --------      --------        --------      --------
                                                         49,767        30,565          92,372        60,904
                                                       --------      --------        --------      --------
  Income from operations before disposition of
   property and minority interests                       26,111        17,131          49,923        32,110
                                                       --------      --------        --------      --------

GAIN ON DISPOSITION OF PROPERTY                          12,691             -          14,180             -
                                                       --------      --------        --------      --------

  Income from operations before minority interests       38,802        17,131          64,103        32,110
                                                       --------      --------        --------      --------

MINORITY INTERESTS' SHARE IN NET INCOME                     (5)           (4)             (9)           (1)
                                                       --------      --------        --------      --------
  Net income                                           $ 38,797      $ 17,127        $ 64,094      $ 32,109
                                                       ========      ========        ========      ========

  General Partner                                      $ 34,080      $ 14,923        $ 56,284      $ 27,816
  Limited Partner                                         4,717         2,204           7,810         4,293
                                                       --------      --------        --------      --------
   Totals                                              $ 38,797      $ 17,127        $ 64,094      $ 32,109
                                                       ========      ========        ========      ========

NET INCOME PER OPERATING PARTNERSHIP UNIT             $     .69     $     .39       $    1.18     $     .78
                                                      =========     =========       =========     =========

DISTRIBUTIONS PER OPERATING PARTNERSHIP UNIT
  General Partner                                     $     .47     $     .50       $     .98     $    1.06
                                                      =========     =========       =========     =========
  Limited Partner                                     $     .47     $     .43       $     .94     $     .86
                                                      =========     =========       =========     =========


         The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                             (dollars in thousands)
                                   (UNAUDITED)


                                             General           Limited
                                             Partner           Partner            General            Limited
                                              Units             Units             Partner            Partner             Total
                                           -----------       -----------        -----------        -----------        -----------
BALANCE AT DECEMBER 31, 1996                36,749,489         6,549,819        $   563,928        $    47,000        $   610,928
  Contribution-Proceeds from sale
   of Common Stock                          11,500,000                 -            374,835                  -            374,835
  Acquisition of limited
   partnership interests                             -           756,855                  -             26,072             26,072
  Conversion of Operating
   Partnership Units to Common Stock            78,790           (78,790)                 -                  -                  -
  Conversion of Operating
   Partnership Units - Employee                 14,984           (14,984)               524               (524)                 -
   Stock Incentive Pool
  Sale of Operating Partnership                      -               775                  -                 25                 25
   Units
  Non-cash compensation merit fund                   -                 -                118                 18                136
  Restricted stock grant                        25,913                 -                  -                  -                  -
  Exercise of stock options                     91,375                 -              1,871                  -              1,871
  Amortization of deferred                           -                 -                262                  -                262
   compensation
  Partner Distributions                              -                 -            (50,579)            (6,687)           (57,266)
  Net income                                         -                 -             56,284              7,810             64,094
                                           -----------       -----------        -----------        -----------        -----------

BALANCE AT JUNE 30, 1997                    48,460,551         7,213,675        $   947,243        $    73,714        $ 1,020,957
                                           ===========       ===========        ===========        ===========        ===========


         The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 and 1996
                             (dollars in thousands)
                                   (UNAUDITED)


                                                                           Six Months
                                                                          Ended June 30
                                                                       1997           1996
                                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                         $ 64,094       $ 32,109
  Adjustments to reconcile net income to net cash provided by operating activities-
  Depreciation and amortization                                        23,015         17,339
  Amortization of prepaid interest and deferred financing costs           532            729
  Non-cash compensation                                                   398            255
  Minority share of net income                                              9              1
  Gain on disposition of property                                     (14,180)             -
  (Increase) decrease in deferred rent receivable                        (471)            55
  Decrease in accounts receivable                                          51            511
  Increase in receivable from affiliates                               (2,933)           (15)
  Decrease in prepaid expenses and other assets                         6,611            636
  Decrease in assessment bonds payable                                   (486)          (385)
  Increase (decrease) in accounts payable                               7,066           (168)
  Increase in accrued real estate taxes                                    97            253
  Increase in accrued interest                                            683          2,078
  Increase in other accrued expenses and liabilities                    6,072            378
  Increase (decrease) in unearned rental income                         3,402         (3,299)
                                                                     --------       --------
     Net cash provided by operating activities                         93,960         50,477
                                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties                                            (529,445)      (138,535)
  Additions to leasing costs                                           (3,200)        (2,829)
  Additions to investment in mortgages                                      -        (14,334)
  Proceeds from disposal of property                                   76,862              -
                                                                     --------       --------
     Net cash used for investing activities                          (455,783)      (155,698)
                                                                     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt                                                  127,000        265,550
  Payments on debt                                                   (112,104)      (269,518)
  Payment of financing fees                                              (146)        (1,422)
  Partner distributions                                               (49,745)       (36,758)
  Capital contributions  - stock offerings                            374,835        151,332
  Capital contributions  - stock options exercised                      1,871            404
  Proceeds from the sale of limited partnership units                      25              -
                                                                     --------       --------
     Net cash provided by financing activities                        341,736        109,588
                                                                     --------       --------
     Net (decrease) increase in cash and cash equivalents             (20,087)         4,367
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       29,336          7,573
                                                                     --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  9,249       $ 11,940
                                                                     ========       ========
SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for interest                                               26,014         15,399
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Debt assumed in relation to property acquisitions                      51,852              -
Increase to land and assessment bonds payable                           1,049            600
Limited partnership interest recorded in relation to property          26,072              -
acquisitions
Write-off of fully depreciated property                                 3,103         10,266
Write-off of fully amortized deferred financing and leasing costs       1,170          3,217


         The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 and 1996
                        (in thousands, except unit data)
                                   (UNAUDITED)


1.       ORGANIZATION AND BASIS OF PRESENTATION

         Spieker Properties, L.P.

         Spieker Properties, L.P. (the "Operating Partnership") was formed on November 10, 1993, and commenced operations on November 19, 1993, when Spieker Properties, Inc. (the "Company") completed its initial public offering ("IPO") on November 18, 1993. The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended. As of June 30, 1997, the Company owned an approximate 87.0 percent general partnership interest in the Operating Partnership.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation

         The consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of June 30, 1997, and December 31, 1996, and its consolidated results of operations for the three and six months ended June 30, 1997 and 1996 and its consolidated cash flows for the six months ended June 30, 1997 and 1996. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

         The interim results for the three and six months ended June 30, 1997 and 1996, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

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

         Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Operating Partnership on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of June 30, 1997, and December 31, 1996, none of the carrying values of the properties exceeded their estimated fair values. As of June 30, 1997, and December 31, 1996, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

         The Operating Partnership owns two mortgage loans that are secured by real estate. The Operating Partnership assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of June 30, 1997, the fair value of the underlying real estate was in excess of the Operating Partnership's book value of the mortgage loans.

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

         Net Income (Loss) Per Operating Partnership Unit

         Per unit amounts for the Operating Partnership are computed using the weighted average units outstanding during the period, including the dilutive effect of stock options. The weighted average units outstanding for the three and six months ended June 30, 1997 and 1996, are as follows:


                                      General Partner Units       Limited Partner Units
                                      ---------------------       ---------------------
            Three months ended:
              June 30, 1997                 49,138,960                   7,213,675
              June 30, 1996                 36,888,313                   6,549,819

            Six months ended:
              June 30, 1997                 47,342,428                   7,123,689
              June 30, 1996                 34,721,955                   6,549,819


         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS No. 128"), Earnings Per Share. SFAS No. 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997, and early adoption is not permitted. The Operating Partnership intends to adopt SFAS No. 128 during the quarter and year ended December 31, 1997. Had the provisions of SFAS No. 128 been applied to the Operating Partnership's results of operations for the three months ended June 30, 1997 and 1996, the Operating Partnership's basic earnings per unit would have been $.70 and $.40 per unit, respectively, and its fully diluted earnings per unit would have been $.69 and $.39 per unit, respectively. Had the provisions of SFAS No. 128 been applied to the Operating Partnership's results of operations for the six months ended June 30, 1997 and 1996, the Operating Partnership's basic earnings per unit would have been $1.19 and $.78 per unit, respectively, and its fully diluted earnings per unit would have been $1.18 and $.78 per unit, respectively.

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


3.       TRANSACTIONS WITH AFFILIATES

         Receivable From Affiliates

         The receivable from affiliates at June 30, 1997, and December 31, 1996, is summarized as follows:


                                                 June 30, 1997       December 31, 1996
                                                 -------------       -----------------
             Note receivable from Spieker
               Northwest, Inc. secured by real           3,033                    -
               property
             Management fees and reimbursements
               due from Spieker Partners
               related entities (certain                    17                   117
               officers of Spieker Properties,
               Inc., are partners in Spieker
               Partners)


4.       PROPERTY HELD FOR DISPOSITION

         The Operating Partnership has determined to focus exclusively on office and industrial properties. The Operating Partnership has therefore decided to divest itself of its retail properties (thirteen properties at the time of the determined divestiture) and to reinvest the proceeds from these properties in office and industrial properties.

         In December 1996, the Operating Partnership entered into agreements to dispose of nine retail properties located in California, Oregon, and Washington to a third party for $106,500. Three of the nine properties closed on December 20, 1996. Of the remaining six properties, one closed on January 6, 1997, resulting in a gain on disposition of $1,489; four properties closed on April 9, 1997, resulting in a gain on disposition of $9,640; and the final property is scheduled to close by December 31, 1997.

         In addition, the Operating Partnership is in the process of divesting itself of four other retail properties. Two of the four other properties closed on April 9, 1997. The gain on disposition of these two properties located in Fresno, California, was $3,051. The divestiture of the two remaining properties is subject to the identification of a purchaser, negotiation of acceptable terms and other customary conditions.

         The net carrying amount of the three remaining retail properties held for disposition as of June 30, 1997, is $56,340.

5.       DEBT

         Unsecured Notes

         As of June 30, 1997, the Operating Partnership has outstanding $635,000 in investment grade rated unsecured notes with varying interest rates from 6.65% to 8.00% payable semi-annually. The notes are due on various dates from 2000 to 2016.

         Unsecured Line of Credit

         As of June 30, 1997, the maximum amount available under the Operating Partnership's unsecured line of credit facility was $150,000. The facility carries interest at LIBOR plus 1.25%. The line of credit matures in November 1997 and the Operating Partnership has an option to extend it for one year upon payment of a fee equal to 0.12% of the total amount available. The facility also includes a fee on average unused funds which varies between 0.125% and 0.20% based on the average outstanding balance. As of June 30, 1997, the amount drawn on the facility was $57,000.

         Mortgage Loans

         Mortgage loans of $94,745 as of June 30, 1997, are secured by deeds of trust on related properties. The mortgage loans carry interest rates ranging from 7.37% to 9.75%, require monthly principal and interest payments, and mature on various dates from 1997 to 2012.


6.       PARTNER DISTRIBUTIONS PAYABLE

         The partner distributions payable at June 30, 1997, and December 31, 1996, represent amounts payable to partners for the quarters then ended.


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

8.       ACQUISITIONS

         The Operating Partnership acquired the following properties during the six months ended June 30, 1997:


                                                           Property Total Rentable
     Project Name                        Location          Type (1)  Square Feet    Initial Cost
     --------------------------------  ------------------  --------  ------------   -----------
     Southcenter West Business Park(2) Tukwila, WA              I     286,921       $  6,300
     Mission West Portfolio            San Diego, CA            O     619,935         44,800
     Emeryville Portfolio (3)          Emeryville, CA           O     946,385        125,400
     Brea Park Centre                  Brea, CA                 O     141,837         10,800
     555 Twin Dolphin Drive            Redwood Shores, CA       O     198,494         41,000
     North Creek Parkway Centre (4)    Bothell, WA              O     204,871         22,600
     Riverside Centre                  Portland, OR             O      98,434          9,300
     Metro Plaza                       San Jose, CA             O     411,288         73,900
     1740 Technology (5)               San Jose, CA             O     194,538         31,300
     Fountaingrove                     Santa Rosa, CA           O     160,808         16,100
     Pasadena Financial                Pasadena, CA             O     145,702         26,700
     Century Square                    Pasadena, CA             O     205,653         41,500
     Point West Corporate Center       Sacramento, CA           O     145,184         17,200
     Sierra Point                      Brisbane, CA             O      99,150         10,300
     Brea Corporate Plaza              Brea, CA                 O     119,406         10,800
     McKesson Building                 Pasadena, CA             O     150,951         19,100
     Coral Tree Commerce Center        Vista, CA                I     130,866          8,400
     Progress Industrial Park          Vista, CA                I     123,275          7,500
     Lafayette Terrace                 Lafayette, CA            O      47,392          7,500


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


6.       DEVELOPMENTS

         During the six months ended June 30, 1997, the Operating Partnership acquired five parcels of land for development. The total initial cost of these five parcels was $17,126.


10.      SUBSEQUENT EVENTS

         On July 14, 1997, the Operating Partnership sold $150,000 of unsecured investment grade rated notes bearing interest at 7.125% and due July 1, 2009. Net proceeds of $146,112 were used principally to repay borrowings on the unsecured line of credit and to fund ongoing acquisition and development of property.

         The Company has amended the line of credit facility. Effective August 8, 1997, the amount available under the facility has been increased to $250,000, the interest rate has been reduced to LIBOR plus 0.80% and the facility will mature in August 2001. In addition the facility includes a competitive bid option.

         In July 1997 the Company purchased one office and one industrial property. These properties combined represent 665,000 square feet of rentable space at an initial acquisition cost of $68,800.

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

RESULTS OF OPERATIONS

The following comparison is of the Operating Partnership's consolidated operations for the three and six month periods ended June 30, 1997, as compared to the corresponding periods ended June 30, 1996.

Rental revenues for the second quarter of 1997 increased by $27.8 million or 59.5% to $74.5 million, as compared with $46.7 million for the quarter ended June 30, 1996. Of this increase, $17.7 million was generated by properties acquired during the first six months of 1997 (the "1997 Acquisitions"). In the second quarter of 1997 the Operating Partnership acquired properties totaling
1.2 million square feet for a total investment of $152.6 million. During the first six months of 1997 the Operating Partnership acquired properties totaling
4.4 million square feet for a total investment of $560.5 million. As used herein, the terms "invested" and "total investment" represent the initial purchase price of acquisitions, plus projected cost of certain repositioning and rehab capital expenditures anticipated at the time of purchase. The properties acquired in the second quarter were acquired on various dates throughout the quarter and, as such, a full quarter's revenue and expenses was not recognized during the quarter.

$9.1 million of the rental revenue increase in the second quarter of 1997 was generated by properties acquired during 1996. During 1996, the Operating Partnership invested $329.3 million to acquire properties totaling 4.7 million square feet (the "1996 Acquisitions").

$2.5 million of the increase in rental revenues is attributable to revenue increases in properties owned at January 1, 1996, and still owned at June 30, 1997 (the "Core Portfolio"). This increase in the Core Portfolio is due to increased rental rates realized on the renewal and re-leasing of second-generation space and contractual rent increases in existing leases. During the quarter ended June 30, 1997, the Operating Partnership completed 221 lease transactions for the renewal or re-leasing of 1.2 million square feet of second-generation space. On average for the quarter, the new effective rates were 33.8% higher than the expiring coupon rent. This brings the total second-generation activity for the first half of 1997 to 399 completed lease transactions for 2.4 million square feet at a 21.3% increase in effective rates, over expiring coupon rents.

$2.1 million of the rental revenue increase in the second quarter of 1997 was generated by properties developed by the Operating Partnership (the "Developments"). The Developments include both properties completed and added to the Operating Partnership's portfolio of stabilized properties during 1996 and 1997, as well as properties currently under development. During the six months ended June 30, 1997, three properties totaling 236,100 square feet have been completed and added to the Operating Partnership's portfolio of stabilized properties. The total cost of these properties, including the estimated cost to complete initial tenant improvements, is $17.5 million. The Operating Partnership also has a current development pipeline of 3.2 million square feet representing a total projected cost of $168.6 million. Certain of the properties in the development pipeline are shell complete and partially occupied.

The increases in rental revenue are partially offset by a decrease of $3.6 million attributable to the disposition of properties which were owned by the Operating Partnership during the quarter ended June 30, 1996 (the "Property Dispositions").

Rental revenues for the six month period ended June 30, 1997, increased by $47.8 million or 52.5% to $138.9 million as compared to $91.1 million for the same period ended June 30, 1996. $25.3 million and $19.5 million, respectively, of this increase was attributable to the 1997 and 1996 Acquisitions; $4.2 million relates to the Core Portfolio, $3.8 million is attributable to the Developments, with the remainder attributable to a $5.0 million decrease from Property Dispositions.

In December 1996, the Operating Partnership announced the strategic decision to divest itself of its retail properties and focus exclusively on office and industrial properties. As such, the following analysis of the office and industrial properties (i.e. non-retail properties) is presented: Rental revenues net of property operating expenses increased by $21.1 million or 69.6% to $51.4 million, as compared to $30.3 million for the quarter ended June 30, 1996. Of this increase, $11.5 million and $5.9 million relates to the 1997 and 1996 Acquisitions, $1.7 million is attributable to the Developments, and $2.0 million is attributable to the Core Portfolio. For the six month period ended June 30, 1997, rental revenues net of property operating expenses increased by $35.6 million or 59.6% from $59.7 million to $95.3 million at June 30, 1997. $16.8 million and $13.2 million related to the 1997 and 1996 Acquisitions, $3.0 million is attributed to the Developments, and $2.6 million is related to the Core Portfolio.

As a result of the 1997 Acquisitions, the 1996 Acquisitions, and the Developments, the Operating Partnership's rentable square footage, not including retail properties, increased by 7.7 million square feet or 45.0% to 24.8 million square feet on June 30, 1997, from 17.1 million on June 30, 1996. At June 30, 1997, the portfolio of stabilized properties was 95.8% occupied. By property type, the office portfolio was 95.1% occupied and the industrial portfolio was 96.2% occupied.

Interest and other income increased by $0.4 million and $1.4 million or 40.0% and 70.0% for the three and six month periods ended June 30, 1997, over the same respective periods ended June 30, 1996. The net increase in interest and other income is due to higher average cash balances of $29.9 million and $57.9 million for the three and six month periods ended June 30, 1997, as compared to $9.5 million and $9.4 million for the corresponding periods in 1996.

Rental expenses increased by $7.9 million or 105.3% for the three months ended June 30, 1997, as compared with the same period in 1996. Real estate taxes increased by $1.9 million or 48.7% for the three months ended June 30, 1997, as compared with the same period in 1996. The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Operating Partnership's portfolio of properties. Of the total $9.8 million increase in property operating expenses $6.2 million is attributable to the 1997 Acquisitions, $3.2 million is attributable to the 1996 Acquisitions, $0.6 million is attributable to the Core Portfolio, $0.4 million is attributable to the Developments, and there is a $0.6 million decrease attributable to the Property Dispositions. On a percentage basis, property operating expenses were 28.5% and 24.4% of rental revenues for the quarters ended June 30, 1997, and June 30, 1996, respectively. The increase in property operating expenses as a percentage of rental revenues is attributable to the increased percentage of office properties in the Operating Partnership's portfolio. For the quarter ended June 30, 1997, 60.6% of the Operating Partnership's net operating income (rental revenues less property operating expenses) was generated by office properties as compared with 45.6% during the same period in 1996.

For the six month period ended June 30, 1997, rental expenses increased by $12.3 million from $14.8 million for the six months ended June 30, 1996. This represents a 83.1% increase year over year. Real estate taxes increased by $3.7 million or 50.7% to $11.0 million for the first half of 1997 as compared to $7.3 million for the same period in 1996. The total increase in the property operating expenses is attributable to a $8.5 million increase for the 1997 Acquisitions, a $6.3 million increase for the 1996 Acquisitions, a $1.2 million increase in the Core Portfolio, a $0.8 million increase for the Developments, and a $0.8 reduction attributable to the Property Dispositions. On a percentage basis property operating expenses were 27.4% and 24.3% of rental revenues for the six months ended June 30, 1997, and 1996, respectively.

Interest expense increased by $4.9 million or 62.8% to $12.7 million for the three months ended June 30, 1997, from $7.8 million for the same period in 1996. For the six month period ended June 30, 1997, interest expense increased by $8.0 million or 47.9% to $24.7 million from $16.7 million for the same period in 1996. These increases in interest expense are due to increases in the total average outstanding debt balances. The average outstanding debt for the three months ended June 30, 1997, and 1996 was $755.1 million and $459.4 million respectively. The average balance outstanding for the six months ended June 30, 1997, was $728.2 million and $494.5 million for the same period in 1996. The increases in the average outstanding debt balances are consistent with the increases in the size of the Operating Partnership's portfolio of properties.

Depreciation and amortization expenses increased by $3.6 million and $5.7 million or 40.9% and 32.9% for the three and six month periods ended June 30, 1997, as compared with the same periods in 1996, due to the 1997 and 1996 Acquisitions and the completed Developments.

General and administrative expenses and other expenses increased by $1.0 million and $1.7 million for the three and six month periods ended June 30, 1997, respectively, as compared with the same periods in 1996, primarily as a result of the increased number of employees. On a percentage basis, general and administrative expenses were 4.7% of rental revenues for both the three and six month periods ended June 30, 1997, respectively, as compared with 5.4% and 5.3% for the same periods in 1996.

During the second quarter of 1997, the Operating Partnership disposed of an additional six retail properties resulting in a gain on disposition of $12.7 million. This brings the total gain on disposition of property for the first half of 1997 to $14.2 million on seven retail properties sold.

Net income before minority interests and disposition of property increased by $9.0 million or 52.6% to $26.1 million for the three month period ended June 30, 1997, from $17.1 million for the same period in 1996. For the six month period ended June 30, 1997, net income before minority interests and disposition of property increased by $17.8 million or 55.5% to $49.9 million, from $32.1 million for the same period in 1996. The increase in net income is principally due to the 1997 and 1996 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended June 30, 1997, cash provided by operating activities increased by $43.5 million or 86.1% to $94.0 million, as compared to $50.5 million for the same period in 1996. The increase is primarily due to the increase in net income resulting from the 1996 and 1997 Acquisitions, a decrease in prepaid expenses and other assets, and an increase in unearned rental income. Cash used for investing activities increased by $300.1 million or 192.7% to $455.8 million for the first six months of 1997, as compared to $155.7 million for the same period in 1996. The increase is attributable to the Operating Partnership's ongoing acquisition and development of suburban office and industrial properties. Cash provided by financing activities increased by $232.1 million or 211.8% to $341.7 million for the first six months of 1997, as compared to $109.6 million for the same period in 1996. During the first six months of 1997, cash provided by financing activities consisted, primarily, of $374.8 million in net proceeds from the sale of Common Stock, net borrowings of $18.0 million on the line of credit and net payments of $3.1 million on mortgage loans. Additionally, payments of distributions increased by $12.9 million to $49.7 million for the first six months of 1997, as compared with $36.8 million for the same period in 1996. The increase is due to the greater number of units outstanding and a 9.3% increase in the distribution rate.

The principal sources of funding for acquisitions, development, expansion and renovation of the properties are an unsecured line of credit, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, the assumption of secured debt on properties acquired and cash flow provided by operations. The Operating Partnership believes that its liquidity and capital resources are adequate to continue to meet liquidity requirements for the foreseeable future.

At June 30, 1997, the Operating Partnership had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Operating Partnership believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

The Operating Partnership has a $150.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus 1.25%. The Facility matures in November 1997 and the Operating Partnership has an option to extend the Facility for one year upon payment of a fee equal to 0.12% of the total Facility. The Facility also includes a fee on average unused funds, which varies between 0.125% and 0.20% based on the average outstanding balance. At June 30, 1997, the Operating Partnership had $57.0 million outstanding under the Facility.

Subsequent to the end of the quarter, the Operating Partnership amended the current unsecured line of credit facility, increasing the available funds to $250.0 million and reducing the interest rate to LIBOR plus 0.8%. The amended facility matures in August 2001. This increased facility has a competitive bid option that allows the Operating Partnership to request bids from the Lenders for advances up to $150.0 million.

On January 19, 1996, the Operating Partnership issued $100.0 million of investment grade rated unsecured notes. The notes carry an interest rate of 6.90%, were priced to yield 6.97%, and mature on January 15, 2004. Net proceeds of $98.9 million were used to repay borrowings on the unsecured line of credit. In June 1996, the Operating Partnership commenced a $200.0 million medium-term note program. In July 1996, the Operating Partnership issued $100.0 million of 8.00% medium-term notes due July 19, 2005, and $50.0 million of 7.58% medium-term notes due December 17, 2001 (the "July Notes"). The net proceeds of $149.2 million from the issuance of the July Notes were used to repay borrowings on the line of credit and to fund ongoing acquisition and development projects. In December 1996, the Operating Partnership issued $100.0 million of 7.125% investment grade rated unsecured notes, priced to yield 7.14% and maturing on December 1, 2006, and $25.0 million of 7.875% investment grade rated unsecured notes, priced to yield 7.91% and maturing on December 1, 2016. The net proceeds of $123.9 million were used to pay down borrowings on the line of credit and to fund the ongoing acquisition and development of properties. As of June 30, 1997, $50.0 million of debt securities remained available for issuance under the medium-term note program.

As of June 30, 1997, the Operating Partnership had $635 million of investment grade rated unsecured notes outstanding. The notes have interest rates which vary from 6.65% to 8.00%, and various maturity dates which range from 2000 to 2016.

On July 14, 1997, the Operating Partnership issued $150.0 million of investment grade rated unsecured notes. The notes carry an interest rate of 7.125%, were priced to yield 7.183%, and mature on July 1, 2009. Net proceeds of $146.1 million were used to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of properties.

In addition to the Unsecured Notes and the Facility, the Operating Partnership has $94.7 million of secured indebtedness (the "Mortgages") at June 30, 1997. The Mortgages have interest rates varying from 7.37% to 9.75% and maturity dates from 1997 to 2012. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Operating Partnership also has $5.3 million of assessment bonds outstanding as of June 30, 1997.

In January 1997, the Company sold 11,500,000 shares of Common Stock (including 1,500,000 shares sold to the underwriters in the exercise of their over-allotment option in February 1997) through an underwritten public offering at $34.50 per share. The net proceeds of $374.8 million were used to purchase properties during the first quarter of 1997, many of which were under contract or letter of intent at the time of the offering, and to repay indebtedness. Also, in January 1997, the Operating Partnership and the Operating Partnership filed a shelf registration statement (the "January 1997 Shelf Registration Statement") with the SEC which registered $500.0 million of equity securities of the Operating Partnership and $500.0 million of debt securities of the Operating Partnership and became effective in January 1997.

After completion of the January 1997 equity offering and the July 1997 notes offering, the Operating Partnership has the capacity pursuant to the January 1997 Shelf Registration Statement to issue up to approximately $500.0 million in equity securities and the Operating Partnership has the capacity pursuant to the January 1997 Shelf Registration Statement to issue up to $465.0 million in debt securities (including the $50.0 million of medium-term notes available under the Operating Partnership's existing medium-term note program).

FUNDS FROM OPERATIONS

The Operating Partnership considers Funds from Operations to be a useful financial measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions, developments, and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and Funds from Operations should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Operating Partnership's cash needs including principal amortization, capital improvements, and distributions to partners. Funds from Operations does not represent cash flows from operating, investing, or financing activities as defined by GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Operating Partnership's calculation of Funds from Operations, as described below.

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

Funds from Operations per unit is calculated based on weighted average Operating Partnership units outstanding including the dilutive effect of stock options. The average number of units outstanding for the three and six months ended June 30, 1997, are 56,352,635 and 54,466,117, respectively, and 43,438,132 and
41,271,774 for the same periods in 1996.

                       STATEMENT OF FUNDS FROM OPERATIONS
                             (dollars in thousands)


                                                 Three Months Ended               Six Months Ended
                                           June 30, 1997   June 30, 1996    June 30, 1997   June 30, 1996
                                           -------------   -------------    -------------   -------------
         Net income before
           disposition of property           $ 26,111        $ 17,131        $ 49,923        $ 32,110(1)
           and minority interest

         Add:

         Depreciation and Amortization         12,276           8,723          22,753          17,197

         Dividends on Series B                 (2,510)         (2,510)         (5,020)         (5,020)
         Preferred Stock

         Other, net                               187             120             375              86(1)

         Straight-lined rent                     (579)            125            (576)             55
                                             --------        --------        --------        --------

             Funds from Operations           $ 35,485        $ 23,589        $ 67,455        $ 44,428
                                             ========        ========        ========        ========

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

        Exhibit
        Number

        12.1 Statement of Computation of Ratio of Earnings to Combined Fixed Charges

        27.1  Article 5 Financial Data Schedule (EDGAR Filing Only)

    (B) Reports on Form 8-K

        The Operating Partnership filed a current report on form 8-K dated June 27, 1997, containing combined statements of revenue and certain expenses for the Pasadena Portfolio, Metro Plaza and the Three Property Transactions.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                                       Spieker Properties, L.P.
                                       (Registrant)




Dated:  August 13, 1997                /s/  ELKE STRUNKA
      ---------------------------      -------------------
                                       Elke Strunka
                                       Vice President and Principal
                                       Accounting Officer of Spieker
                                       Properties, Inc., general partner of
                                       Spieker Properties, L.P.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                        EXHIBITS
-------                       --------
12.1 Statement of Computation of Ratio of Earnings to Combined Fixed Charges

27.1                     Financial Data Schedules