Form 10-Q
period 1997-09-30
SPIEKER PROPERTIES L P
filed 1997-11-13
CIK 1002575

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       COMMISSION FILE NUMBER 33-98372-01


                            SPIEKER PROPERTIES, L.P.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                                 94-3188774
--------------------------------------     -------------------------------------
   (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                    Identification No.)


     2180 SAND HILL ROAD, MENLO PARK, CA                   94025
-----------------------------------------------   ------------------------------
    (Address of principal executive offices)            (Zip code)


                                 (650) 854-5600
                         ------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No    .
                                      -----   -----




Page 1 of 23
Exhibit Index is located on Page 22

                            SPIEKER PROPERTIES, L.P.

            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION                                                                        Page No.

     Item 1.     Financial Statements........................................................................     3

                 Consolidated Balance Sheets as of September 30, 1997, and December 31, 1996.................     4
                 Consolidated Statements of Operations for the Three and Nine Months
                      Ended September 30, 1997 and 1996......................................................     6
                 Consolidated Statement of Partners' Capital for the Nine Months
                      Ended September 30, 1997...............................................................     7
                 Consolidated Statements of Cash Flows for the Nine Months
                      Ended September 30, 1997 and 1996......................................................     8
                 Notes to Consolidated Financial Statements..................................................     9

     Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......    16

PART II.         OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K............................................................    22
     Signatures  ............................................................................................    23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Attached are the following financial statements of Spieker Properties, L.P. (the "Operating Partnership"):

       (i) Consolidated Balance Sheets as of September 30, 1997, and December 31, 1996
       (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1997 and 1996
       (iii) Consolidated Statement of Partners' Capital for the Nine Months Ended September 30, 1997
       (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996
       (v)    Notes to Consolidated Financial Statements

The financial statements referred to above should be read in conjunction with the Operating Partnership's Annual Report on the Form 10-K for the year ended December 31, 1996.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997, AND DECEMBER 31, 1996
                             (dollars in thousands)

                                     ASSETS


                                                      September 30, 1997   December 31, 1996
                                                      ------------------   -----------------
                                                         (unaudited)
INVESTMENTS IN REAL ESTATE
   Land, land improvements and leasehold interests        $   537,642        $   338,445
   Buildings and improvements                               1,631,077            944,646
   Construction in progress                                    78,313             31,969
                                                          -----------        -----------
                                                            2,247,032          1,315,060
   Less - Accumulated depreciation                           (152,676)          (127,701)
                                                          -----------        -----------
                                                            2,094,356          1,187,359
   Investments in mortgages                                    31,454             14,381
   Property held for disposition, net                          49,239            117,732
                                                          -----------        -----------

        Net investments in real estate                      2,175,049          1,319,472


CASH AND CASH EQUIVALENTS                                      38,786             29,336


ACCOUNTS RECEIVABLE                                             5,012              3,799


DEFERRED RENT RECEIVABLE                                        4,468              3,242


RECEIVABLE FROM AFFILIATES                                         41                117


DEFERRED FINANCING AND LEASING COSTS, net of
   accumulated amortization of $9,102 and $7,682
   as of September 30, 1997, and December 31, 1996,
   respectively                                                26,453             15,860


FURNITURE, FIXTURES AND EQUIPMENT, net                          2,968              2,386


PREPAID EXPENSES AND OTHER ASSETS                              26,490             16,102
                                                          -----------        -----------

                                                          $ 2,279,267        $ 1,390,314
                                                          ===========        ===========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997, AND DECEMBER 31, 1996
                             (dollars in thousands)

                        LIABILITIES AND PARTNERS' CAPITAL


                                                                        September 30, 1997    December 31, 1996
                                                                        ------------------    -----------------
                                                                          (unaudited)
DEBT
   Unsecured notes                                                          $   935,000          $   635,000
   Unsecured line of credit                                                     138,000               39,000
   Mortgage loans                                                                84,863               45,997
                                                                            -----------          -----------
        Total debt                                                            1,157,863              719,997
                                                                            -----------          -----------

ASSESSMENT BONDS PAYABLE                                                          6,778                4,758

ACCOUNTS PAYABLE                                                                  7,032                3,258

ACCRUED REAL ESTATE TAXES                                                         6,614                  731

ACCRUED INTEREST                                                                 16,388               10,471

UNEARNED RENTAL INCOME                                                           10,263                6,345

PARTNER DISTRIBUTIONS PAYABLE                                                    26,195               18,660

OTHER ACCRUED EXPENSES AND LIABILITIES                                           25,590               16,406
                                                                            -----------          -----------
   Total liabilities                                                          1,256,723              780,626
                                                                            -----------          -----------


MINORITY INTERESTS                                                               (1,265)              (1,240)
                                                                            -----------          -----------


COMMITMENTS AND CONTINGENCIES                                                      --                   --


PARTNERS' CAPITAL
   General Partners, including a liquidation preference of $131,250             949,789              563,928
   Limited Partners                                                              74,020               47,000
                                                                            -----------          -----------
        Total Partners' Capital                                               1,023,809              610,928
                                                                            -----------          -----------

                                                                            $ 2,279,267          $ 1,390,314
                                                                            ===========          ===========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997, and 1996
                   (dollars in thousands, except unit amounts)
                                   (UNAUDITED)


                                                                 Three Months Ended          Nine Months Ended
                                                               ----------------------    ----------------------
                                                                     September 30             September 30
                                                                  1997         1996         1997         1996
                                                               ---------    ---------    ---------    ---------
REVENUES
   Rental income                                               $  82,504    $  51,079    $ 221,424    $ 142,131
   Interest and other income                                       1,392        1,064        4,767        3,026
                                                               ---------    ---------    ---------    ---------
                                                                  83,896       52,143      226,191      145,157
                                                               ---------    ---------    ---------    ---------
OPERATING EXPENSES
   Rental expenses                                                17,431        9,578       44,514       24,351
   Real estate taxes                                               6,038        3,989       17,077       11,292
   Interest expense, including amortization of finance costs      16,214        9,761       40,914       26,443
   Depreciation and amortization                                  13,442       10,033       36,457       27,373
   General and administrative and other expenses                   3,720        2,686       10,255        7,491
                                                               ---------    ---------    ---------    ---------
                                                                  56,845       36,047      149,217       96,950
                                                               ---------    ---------    ---------    ---------
   Income from operations before disposition of property and
    minority interests
                                                                  27,051       16,096       76,974       48,207
                                                               ---------    ---------    ---------    ---------

GAIN ON DISPOSITION OF PROPERTY                                    3,937       (1,483)      18,117       (1,483)
                                                               ---------    ---------    ---------    ---------

   Income from operations before minority interests               30,988       14,613       95,091       46,724
                                                               ---------    ---------    ---------    ---------

MINORITY INTERESTS' SHARE IN NET INCOME                               (4)          (4)         (13)          (6)
                                                               ---------    ---------    ---------    ---------
   Net income                                                  $  30,984    $  14,609    $  95,078    $  46,718
                                                               =========    =========    =========    =========

   General Partner                                             $  27,303    $  12,787    $  83,587    $  40,603
   Limited Partner                                                 3,681        1,822       11,491        6,115
                                                               ---------    ---------    ---------    ---------
     Totals                                                    $  30,984    $  14,609    $  95,078    $  46,718
                                                               =========    =========    =========    =========

NET INCOME PER OPERATING PARTNERSHIP UNIT                      $     .55    $     .34    $    1.72    $    1.11
                                                               =========    =========    =========    =========

DISTRIBUTIONS PER OPERATING PARTNERSHIP UNIT
   General Partner                                             $     .47    $     .50    $    1.45    $    1.56
                                                               =========    =========    =========    =========
   Limited Partner                                             $     .47    $     .43    $    1.41    $    1.29
                                                               =========    =========    =========    =========



        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (dollars in thousands)
                                   (UNAUDITED)


                                                            General      Limited        General         Limited
                                                         Partner Units  Partner Units   Partner         Partner         Total
                                                         -------------  -------------  -----------    -----------    -----------

BALANCE AT DECEMBER 31, 1996                               36,749,489     6,549,819    $   563,928    $    47,000    $   610,928
   Contribution-Proceeds from sale of Common Stock
                                                           11,500,000            --        374,835             --        374,835
   Acquisition of limited partnership interests
                                                                   --       756,855             --         26,072         26,072
   Conversion of Operating Partnership Units to Common
     Stock                                                     91,880       (91,880)            --             --             --
   Conversion of Operating Partnership Units - Employee
     Stock Incentive Pool                                      14,984       (14,984)           524           (524)            --
   Sale of Operating Partnership Units                             --           775             --             25             25
   Non-cash compensation merit fund                                --            --            177             27            204
   Restricted stock grant                                      25,913            --             --             --             --
   Exercise of stock options                                  109,625            --          2,245             --          2,245
   Amortization of deferred compensation                           --            --            393             --            393
   Partner Distributions                                           --            --        (75,900)       (10,071)       (85,971)
   Net income                                                      --            --         83,587         11,491         95,078
                                                          -----------   -----------    -----------    -----------    -----------

BALANCE AT SEPTEMBER 30, 1997                              48,491,891     7,200,585    $   949,789    $    74,020    $ 1,023,809
                                                          ===========   ===========    ===========    ===========    ===========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996
                             (dollars in thousands)
                                   (UNAUDITED)


                                                                                  Nine Months
                                                                                Ended September 30
                                                                                1997         1996
                                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                $  95,078    $  46,718
   Adjustments to reconcile net income to net cash provided by operating activities-
   Depreciation and amortization                                                36,457       27,373
   Amortization of prepaid interest and deferred financing costs                   848          956
   Non-cash compensation                                                           597          381
   Minority share of net income                                                     13            6
   Gain on disposition of property                                             (18,117)       1,483
   (Increase) decrease in deferred rent receivable                              (1,406)         307
   Increase in accounts receivable                                              (1,213)          (2)
   Decrease in receivable from affiliates                                           76          277
   (Increase) decrease in prepaid expenses and other assets                    (11,973)       1,239
   Decrease in assessment bonds payable                                           (624)        (573)
   Increase (decrease) in accounts payable                                       3,774         (185)
   Increase in accrued real estate taxes                                         5,883        4,512
   Increase in accrued interest                                                  5,917        7,148
   Increase in other accrued expenses and liabilities                            9,184        2,520
   Increase (decrease) in unearned rental income                                 3,918         (562)
                                                                             ---------    ---------
        Net cash provided by operating activities                              128,412       91,598
                                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties                                                    (872,246)    (253,374)
   Additions to leasing costs                                                   (5,541)      (4,288)
   Additions to investment in mortgages                                        (17,073)     (14,342)
   Proceeds from disposal of property                                          100,115        2,001
                                                                             ---------    ---------
        Net cash used for investing activities                                (794,745)    (270,003)
                                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt                                                          708,000      513,050
   Payments on debt                                                           (321,986)    (407,151)
   Payment of financing fees                                                    (8,862)      (2,250)
   Partner distributions                                                       (78,474)     (60,463)
   Capital contributions  - stock offerings                                    374,835      151,331
   Capital contributions  - stock options exercised                              2,245          856
   Proceeds from the sale of limited partnership units                              25           --
                                                                             ---------    ---------
        Net cash provided by financing activities                              675,783      195,373
                                                                             ---------    ---------
        Net (decrease) increase in cash and cash equivalents                     9,450       16,968
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                29,336        7,573
                                                                             ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  38,786    $  24,541
                                                                             =========    =========
SUPPLEMENTAL CASH FLOW DISCLOSURE
   Cash paid for interest                                                       38,416       20,181
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Debt assumed in relation to property acquisitions                               51,852           --
Increase to land and assessment bonds payable                                    2,644          609
Limited partnership interest recorded in relation to property acquisitions      26,072           --
Write-off of fully depreciated property                                          4,973       12,979
Write-off of fully amortized deferred financing and leasing costs                6,591        4,098


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997 and 1996
                        (in thousands, except share data)
                                   (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION

   Spieker Properties, L.P.

   Spieker Properties, L.P. (the "Operating Partnership") was formed on November 10, 1993, and commenced operations on November 19, 1993, when Spieker Properties, Inc. (the "Company") completed its initial public offering ("IPO") on November 18, 1993. The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended. As of September 30, 1997, the Company owned an approximate 87.1 percent general partnership interest in the Operating Partnership.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Consolidation

   The consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of September 30, 1997, and December 31, 1996, and its consolidated results of operations for the three and nine months ended September 30, 1997 and 1996 and its consolidated cash flows for the nine months ended September 30, 1997 and 1996. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

   The interim results for the three and nine months ended September 30, 1997 and 1996, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

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

   Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Operating Partnership on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of September 30, 1997, and December 31, 1996, none of the carrying values of the properties exceeded their estimated fair values. As of September 30, 1997, and December 31, 1996, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

   The Operating Partnership owns four mortgage loans that are secured by real estate. Two of the four loans are with an affiliate of the Operating Partnership (see note 3). The Operating Partnership assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of September 30, 1997, the fair value of the underlying real estate was in excess of the Operating Partnership's book value of the mortgage loans.

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

   In addition, the Operating Partnership has entered into operating ground leases on certain land parcels with periods ranging from 16 to 53 years, certain of the operating ground leases contain purchase options.

   Cash and Cash Equivalents

   Highly liquid investments with an original maturity of three months or less when purchased are classified as cash equivalents.

   Deferred Financing and Leasing Costs

   Costs incurred in connection with financing or leasing are capitalized and amortized on a straight-line basis over the term of the related loan or lease for periods ranging from 1 to 30 years. Unamortized financing and leasing costs are charged to expense upon the early termination of the lease or upon early payment of financing.

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

   Net Income (Loss) Per Operating Partnership Unit

   Per unit amounts for the Operating Partnership are computed using the weighted average units outstanding during the period, including the dilutive effect of stock options. The weighted average units outstanding for the three and nine months ended September 30, 1997 and 1996, are as follows:

                           General Partner Units       Limited Partner Units
                           ---------------------       ---------------------
Three months ended:
   September 30, 1997              49,258,379                   7,200,585
   September 30, 1996              36,947,829                   6,549,819

Nine months ended:
   September 30, 1997              47,986,750                   7,150,682
   September 30, 1996              35,499,627                   6,549,819


   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS No. 128"), Earnings Per Share. SFAS No. 128 requires the disclosure of basic earnings per share and modifies existing guidance for computing fully diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares, excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS No. 128 is December 15, 1997, and early adoption is not permitted. The Operating Partnership intends to adopt SFAS No. 128 during the quarter and year ended December 31, 1997. Had the provisions of SFAS No. 128 been applied to the Operating Partnership's results of operations for the three months ended September 30, 1997 and 1996, the Operating Partnership's basic earnings per unit would have been $.56 and $.34 per unit, respectively, and its fully diluted earnings per unit would have been $.55 and $.34 per unit, respectively. Had the provisions of SFAS No. 128 been applied to the Operating Partnership's results of operations for the nine months ended September 30, 1997 and 1996, the Operating Partnership's basic earnings per unit would have been $1.75 and $1.12 per unit, respectively, and its fully diluted earnings per unit would have been $1.72 and $1.11 per unit, respectively.

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


3. TRANSACTIONS WITH AFFILIATES

   Receivable From Affiliates

   The receivable from affiliates at September 30, 1997, and December 31, 1996, represents management fees and reimbursements due from Spieker Partners related entities (certain officers of Spieker Properties, Inc. are partners in Spieker Partners).

   Investments in Mortgages

   Included in Investments in Mortgages are $17,073 of loans to Spieker Northwest, Inc. an unconsolidated Preferred Stock Subsidiary of the Operating Partnership. The loans are secured by deeds of trust on real property, bear interest at 7.8%, and mature in 2012.


4. PROPERTY HELD FOR DISPOSITION

   The Operating Partnership has determined to focus exclusively on properties that meet its continuing strategic objectives. The Operating Partnership has therefore decided to divest itself of its retail properties and certain other properties. Included in property held for disposition at September 30, 1997, are two retail and two office properties located in California. One of the retail properties and the two office properties are in contract and are scheduled to close by December 31, 1997. The divestiture of the remaining property is subject to identification of a purchaser, negotiation of acceptable terms and other customary conditions. The net carrying amount of property held for disposition as of September 30, 1997, is $49,239.

5. DEBT

   Unsecured Notes

   As of September 30, 1997, the Operating Partnership has outstanding $935,000 in investment grade rated unsecured debt securities with varying interest rates from 6.65% to 8.00% payable semi-annually. The debt securities are due on various dates from 2000 to 2027.

   On July 14, 1997, the Operating Partnership sold $150,000 of unsecured investment grade rated notes bearing interest at 7.125% and due July 1, 2009. Net proceeds of $146,112 were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

   On September 29, 1997, the Operating Partnership sold $150,000 of unsecured investment grade rated debentures bearing interest at 7.5% and due October 1, 2027. Net proceeds of $146,088 were used primarily to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

   Unsecured Line of Credit

   Effective August 8, 1997, the Operating Partnership has amended its Unsecured Line of Credit facility. The maximum amount available under the facility is $250,000. The facility carries interest at LIBOR plus 0.80%, matures in August 2001, includes an annual administrative fee of $50 and an annual facility fee of .20%. As of September 30, 1997 the amount drawn on the facility was $138,000.

   Mortgage Loans

   Mortgage loans of $84,863 as of September 30, 1997, are secured by deeds of trust on related properties. The mortgage loans carry interest rates ranging from 7.37% to 9.75%, require monthly principal and interest payments, and mature on various dates from 1997 to 2012.


6. PARTNER DISTRIBUTIONS PAYABLE

   The partner distributions payable at September 30, 1997, and December 31, 1996, represent amounts payable to partners for the quarters then ended.


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


8. GAIN ON DISPOSITION OF PROPERTY

   Gain on disposition of property for the nine months ended September 30, 1997, represents the gain on disposition of eight retail properties, one industrial property, and one office property. These properties were located in California, Oregon, Washington and Idaho. The gain recognized on disposition of retail, industrial and office property was $16,228, $1,123 and $766, respectively.

9. ACQUISITIONS

   The Operating Partnership acquired the following properties during the nine months ended September 30, 1997:

                                                                       Property   Total Rentable
Project Name                                 Location                  Type (1)   Square Feet     Initial Cost
------------------------------------------   -------------------    ------------  -------------   -------------
Southcenter West Business Park (2)           Tukwila, WA                  I          286,921      $    6,300
Mission West Portfolio                       San Diego, CA                O          619,935          44,800
Emeryville Portfolio (3)                     Emeryville, CA               O          946,385         125,400
Brea Park Centre                             Brea, CA                     O          141,837          10,800
555 Twin Dolphin Drive                       Redwood Shores, CA           O          198,494          41,000
North Creek Parkway Centre (4)               Bothell, WA                  O          204,871          22,600
Riverside Centre                             Portland, OR                 O           98,434           9,300
Metro Plaza                                  San Jose, CA                 O          411,288          73,900
1740 Technology (5)                          San Jose, CA                 O          194,538          31,300
Fountaingrove                                Santa Rosa, CA               O          160,808          16,100
Pasadena Financial                           Pasadena, CA                 O          145,702          26,700
Century Square                               Pasadena, CA                 O          205,653          41,500
Point West Corporate Center                  Sacramento, CA               O          145,184          17,200
Sierra Point                                 Brisbane, CA                 O           99,150          10,300
Brea Corporate Plaza                         Brea, CA                     O          119,406          10,800
McKesson Building                            Pasadena, CA                 O          150,951          19,100
Coral Tree Commerce Center                   Vista, CA                    I          130,866           8,400
Progress Industrial Park                     Vista, CA                    I          123,275           7,500
Lafayette Terrace                            Lafayette, CA                O           47,392           7,500
Parkway Industrial                           Portland, OR                 I          175,000           7,500
Brea Corporate Place                         Brea, CA                     O          490,000          61,700
Sepulveda Center                             Los Angeles, CA              O          170,134          25,200
Kennedy Portfolio (6)                        Portland, OR                 I        1,265,000         110,900
790 E. Colorado                              Pasadena, CA                 O          130,000          19,300
Washington Park (7)                          Federal Way, WA              O           50,000           6,100
Nobel Corporate Plaza                        San Diego, CA                O          103,192          16,700
Kelley Point Distribution Center (8)         Portland, OR                 I          500,000          16,400
Tower 17                                     Irvine, CA                   O          229,133          40,100




(1) "O" indicates office property; "I" indicates industrial property.

(2) Previously identified as Andover Park in the January 1997 Equity Offering Prospectus.

(3) The Company paid cash and issued Operating Partnership Units to the sellers of this portfolio.

(4) Previously identified as Quadrant Corporate Center in the January 1997 Equity Offering Prospectus.

(5) Previously identified as Kodak Center in the January 1997 Equity Offering Prospectus.

(6) Also includes properties located in Redmond, WA; Fremont, CA and Hayward,
    CA.

(7) Includes land to be developed.

(8) Previously identified as Tyco Building in the September 22, 1997, Report on Form 8-K

10. DEVELOPMENTS

    During the nine months ended September 30, 1997, the Operating Partnership acquired seven parcels of land for development. The total initial cost of these seven parcels was $23,682.


11. SUBSEQUENT EVENTS

    On October 10, 1997, the Company sold 6,000,000 shares of Series C Cumulative Redeemable Preferred Stock for $25.00 per share. Dividends are payable at an annual rate of 7.88% of the liquidation preference of $150,000. Net proceeds of $146,135 were contributed to the Operating Partnership and were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

    On October 10, 1997, the Operating Partnership deposited $36,250 towards the purchase of a portfolio which consists of 44 properties in twelve states aggregating 6,354,450 square feet, as well as 124.5 acres of land.

    On October 29, 1997, the Company sold 11,500,000 shares of Common Stock at $38.875 per share through an underwritten public offering, including the underwriters' exercise of their over-allotment option. The aggregate net proceeds of $425,027 were contributed to the Operating Partnership and were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

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

   RESULTS OF OPERATIONS

   The following comparison is of the Operating Partnership's consolidated operations for the three and nine month periods ended September 30, 1997, as compared to the corresponding periods ended September 30, 1996.

   Rental revenues for the third quarter of 1997 increased by $31.4 million or 61.4% to $82.5 million, as compared with $51.1 million for the quarter ended September 30, 1996. Of this increase, $24.9 million was generated by properties acquired during the first nine months of 1997 (the "1997 Acquisitions"). In the third quarter of 1997 the Operating Partnership acquired properties totaling 3.1 million square feet for a total investment of $311.0 million. During the first nine months of 1997 the Operating Partnership acquired properties totaling 7.5 million square feet for a total investment of $871.6 million. As used herein, the terms "invested" and "total investment" represent the initial purchase price of acquisitions, plus projected cost of certain repositioning and rehab capital expenditures anticipated at the time of purchase. The properties acquired in the third quarter were acquired on various dates throughout the quarter and, as such, a full quarter's revenue and expenses was not recognized during the quarter.

   $6.1 million of the rental revenue increase in the third quarter of 1997 was generated by properties acquired during 1996. During 1996, the Operating Partnership invested $329.3 million to acquire properties totaling 4.7 million square feet (the "1996 Acquisitions").

   $2.4 million of the increase in rental revenues is attributable to revenue increases in properties owned at January 1, 1996, and still owned at September 30, 1997 (the "Core Portfolio"). This increase in the Core Portfolio is due to increased rental rates realized on the renewal and re-leasing of second-generation space and contractual rent increases in existing leases. During the quarter ended September 30, 1997, the Operating Partnership completed 204 lease transactions for the renewal or re-leasing of
   1.2 million square feet of second-generation space. On average for the quarter, the new effective rates were 24.7% higher than the expiring coupon rent. This brings the total second-generation activity for the first nine months of 1997 to 603 completed lease transactions for 3.6 million square feet at a 22.5% increase in effective rates, over expiring coupon rents.

   $2.0 million of the rental revenue increase in the third quarter of 1997 was generated by properties developed by the Operating Partnership (the "Developments"). The Developments include both properties completed and added to the Operating Partnership's portfolio of stabilized properties during 1996 and 1997, as well as properties currently under development. During the nine months ended September 30, 1997, seven properties totaling 1.6 million square feet have been completed and added to the Operating Partnership's portfolio of stabilized properties. The total cost of these properties, including the estimated cost to complete initial tenant improvements, is $59.2 million. The Operating Partnership also has a current development pipeline of 3.2 million square feet representing a total projected cost of $287.0 million. Certain of the properties in the development pipeline are shell complete and partially occupied.

   The increases in rental revenue are partially offset by a decrease of $4.0 million attributable to the disposition of properties which were owned by the Operating Partnership during the quarter ended September 30, 1996 (the "Property Dispositions").

   Rental revenues for the nine month period ended September 30, 1997, increased by $79.3 million or 55.8% to $221.4 million as compared to $142.1 million for the same period ended September 30, 1996. $50.2 million and $25.8 million, respectively, of this increase was attributable to the 1997 and 1996 Acquisitions, $6.1 million relates to the Core Portfolio, $5.7 million is attributable to the Developments, with the remainder attributable to a $8.5 million decrease from Property Dispositions.

   As a result of the 1997 Acquisitions, the 1996 Acquisitions, and the Developments, the Operating Partnership's rentable square footage, not including retail properties, increased by 11.0 million square feet or 60.8% to 29.1 million square feet on September 30, 1997, from 18.1 million on September 30, 1996. At September 30, 1997, the portfolio of stabilized properties was 95.1% occupied. By property type, the office portfolio was 95.9% occupied and the industrial portfolio was 94.5% occupied.

   Interest and other income increased by $.3 million and $1.8 million or 27.3% and 60.0% for the three and nine month periods ended September 30, 1997, over the same respective periods ended September 30, 1996. The net increase in interest and other income is due to higher average cash balances of $30.7 million and $49.2 million for the three and nine month periods ended September 30, 1997, as compared to $14.7 million and $11.1 million for the corresponding periods in 1996.

   Rental expenses increased by $7.8 million or 81.3% for the three months ended September 30, 1997, as compared with the same period in 1996. Real estate taxes increased by $2.0 million or 50.0% for the three months ended September 30, 1997, as compared with the same period in 1996. The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Operating Partnership's portfolio of properties. Of the total $9.8 million increase in property operating expenses $8.0 million is attributable to the 1997 Acquisitions, $2.1 million is attributable to the 1996 Acquisitions, $0.4 million is attributable to the Developments, and a $0.7 million decrease attributable to the Property Dispositions. The Core Portfolio remained essentially unchanged for the comparable quarters. On a percentage basis, property operating expenses were 28.4% and 26.6% of rental revenues for the quarters ended September 30, 1997, and September 30, 1996, respectively. The increase in property operating expenses as a percentage of rental revenues is attributable to the increased percentage of office properties in the Operating Partnership's portfolio. For the quarter ended September 30, 1997, 62.0% of the Operating Partnership's net operating income (rental revenues less property operating expenses) was generated by office properties as compared with 45.6% during the same period in 1996.

   In December 1996, the Operating Partnership announced the strategic decision to divest itself of its retail properties and focus exclusively on office and industrial properties. As such, the following analysis of the office and industrial properties (i.e. non-retail properties) is presented: Rental revenues net of property operating expenses (referred to as "property operating income") increased by $24.9 million or 76.6% to $57.4 million, as compared to $32.5 million for the quarter ended September 30, 1996. Of this increase, $16.9 million and $4.0 million relates to the 1997 and 1996 Acquisitions $2.4 million is attributable to the Core Portfolio, and $1.6 million is attributable to the Developments. For the nine month period ended September 30, 1997, property operating income increased by $60.5 million or 65.8% from $92.0 million to $152.5 million at September 30, 1997. $33.7 million and $17.4 million related to the 1997 and 1996 Acquisitions, $5.0 million is related to the Core Portfolio, and $4.4 million is attributed to the Developments.

   For the nine month period ended September 30, 1997, rental expenses increased by $20.1 million from $24.4 million for the nine months ended September 30, 1996. This represents a 82.4% increase year over year. Real estate taxes increased by $5.8 million or 51.3% to $17.1 million for the first three quarters of 1997 as compared to $11.3 million for the same period in 1996. The total increase in the property operating expenses is attributable to a $16.5 million increase for the 1997 Acquisitions, a $8.4 million increase for the 1996 Acquisitions, a $1.3 million increase for the Developments, a $1.1 million increase in the Core Portfolio, and a $1.4 reduction attributable to the Property Dispositions. On a percentage basis property operating expenses were 27.8% and 25.1% of rental revenues for the nine months ended September 30, 1997, and 1996, respectively.

   Interest expense increased by $6.4 million or 65.3% to $16.2 million for the three months ended September 30, 1997, from $9.8 million for the same period in 1996. For the nine month period ended September 30, 1997, interest expense increased by $14.5 million or 54.9% to $40.9 million from $26.4 million for the same period in 1996. These increases in interest expense are due to increases in the total average outstanding debt balances. The average outstanding debt for the three months ended September 30, 1997, and 1996 was $981.3 million and $557.3 million respectively. The average balance outstanding for the nine months ended September 30, 1997, was $823.6 million and $520.5 million for the same period in 1996. The increases in the average outstanding debt balances are consistent with the increases in the size of the Operating Partnership's portfolio of properties.

   Depreciation and amortization expenses increased by $3.4 million and $9.1 million or 34.0% and 33.2% for the three and nine month periods ended September 30, 1997, as compared with the same periods in 1996, due to the 1997 and 1996 Acquisitions and the completed Developments.

   General and administrative expenses and other expenses increased by $1.0 million and $2.8 million for the three and nine month periods ended September 30, 1997, respectively, as compared with the same periods in 1996, primarily as a result of the increased number of employees. On a percentage basis, general and administrative expenses were 4.5% and 4.7% of rental revenues for the three and nine month periods ended September 30, 1997, respectively, as compared with 5.3% for both periods in 1996.

   During the third quarter of 1997, the Operating Partnership disposed of a retail property resulting in a gain on disposition of $2.0 million. In addition, the Operating Partnership disposed of one industrial property and one parking lot resulting in a gain of $1.9 million. This brings the total gain on disposition of property for the first three quarters of 1997 to $18.1 million on ten properties.

   Net income before minority interests and disposition of property increased by $11.0 million or 68.3% to $27.1 million for the three month period ended September 30, 1997, from $16.1 million for the same period in 1996. For the nine month period ended September 30, 1997, net income before minority interests and disposition of property increased by $28.8 million or 59.8% to $77.0 million, from $48.2 million for the same period in 1996. The increase in net income is principally due to the 1997 and 1996 Acquisitions.

   LIQUIDITY AND CAPITAL RESOURCES

   For the nine-month period ended September 30, 1997, cash provided by operating activities increased by $36.8 million or 40.2% to $128.4 million, as compared to $91.6 million for the same period in 1996. The increase is primarily due to the increase in net income resulting from the 1996 and 1997 Acquisitions. Cash used for investing activities increased by $524.7 million or 194.3% to $794.7 million for the first nine months of 1997, as compared to $270.0 million for the same period in 1996. The increase is attributable to the Operating Partnership's ongoing acquisition and development of suburban office and industrial properties. Cash provided by financing activities increased by $480.4 million or 245.9% to $675.8 million for the first nine months of 1997, as compared to $195.4 million for the same period in 1996. During the first nine months of 1997, cash provided by financing activities consisted, primarily, of $374.8 million in net proceeds from the sale of Common Stock, $292.2 million in net proceeds from the issuance of unsecured investment grade notes, net borrowings of $99.0 million on the line of credit and a net increase of $38.9 million in mortgage loans outstanding. Additionally, payments of distributions increased by $18.0 million to $78.5 million for the first nine months of 1997, as compared with $60.5 million for the same period in 1996. The increase is due to the greater number of shares outstanding and a 9.3% increase in the distribution rate.

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

   At September 30, 1997, the Operating Partnership had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Operating Partnership believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

   The Operating Partnership has a $250.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus .80%. The Facility matures in August 2001. This increased facility has a competitive bid option that allows the Operating Partnership to request bids from the Lenders for advances up to $150.0 million. At September 30, 1997, the Operating Partnership had $138.0 million outstanding under the Facility.

   On January 19, 1996, the Operating Partnership issued $100.0 million of investment grade rated unsecured notes. The notes carry an interest rate of 6.90%, were priced to yield 6.97%, and mature on January 15, 2004. Net proceeds of $98.9 million were used to repay borrowings on the unsecured line of credit. In June 1996, the Operating Partnership commenced a $200.0 million medium-term note program. In July 1996, the Operating Partnership issued $100.0 million of 8.00% medium-term notes due July 19, 2005, and $50.0 million of 7.58% medium-term notes due December 17, 2001 (the "July Notes"). The net proceeds of $149.2 million from the issuance of the July Notes were used to repay borrowings on the line of credit and to fund ongoing acquisition and development projects. In December 1996, the Operating Partnership issued $100.0 million of 7.125% investment grade rated unsecured notes, priced to yield 7.14% and maturing on December 1, 2006, and $25.0 million of 7.875% investment grade rated unsecured notes, priced to yield 7.91% and maturing on December 1, 2016. The net proceeds of $123.9 million were used to pay down borrowings on the line of credit and to fund the ongoing acquisition and development of properties. On July 14, 1997, the Operating Partnership issued $150.0 million of investment grade rated unsecured notes. The notes carry an interest rate of 7.125%, were priced to yield 7.183%, and mature on July 1, 2009. On September 29, 1997, the Operating Partnership issued $150.0 million of investment grade rated unsecured debentures. The debentures carry an interest rate of 7.5%, were priced to yield 7.57% and mature on October 1, 2027. Net proceeds from the July 1997 and September 1997 unsecured debt securities of $292.2 million were used to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of properties.

   As of September 30, 1997, the Operating Partnership had $935.0 million of investment grade rated unsecured debt securities outstanding. The debt securities have interest rates which vary from 6.65% to 8.00%, and various maturity dates which range from 2000 to 2027. As of September 30, 1997, $50.0 million of debt securities remained available for issuance under the medium-term note program.

   In addition to the Unsecured Notes and the Facility, the Operating Partnership has $84.9 million of secured indebtedness (the "Mortgages") at September 30, 1997. The Mortgages have interest rates varying from 7.37% to 9.75% and maturity dates from 1997 to 2012. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Operating Partnership also has $6.8 million of assessment bonds outstanding as of September 30, 1997.

   In January 1997, the Company sold 11,500,000 shares of Common Stock (including 1,500,000 shares sold to the underwriters in the exercise of their over-allotment option in February 1997) through an underwritten public offering at $34.50 per share. The net proceeds of $374.8 million were contributed to the Operating Partnership and were used to purchase properties during the first quarter of 1997, many of which were under contract or letter of intent at the time of the offering, and to repay indebtedness. Also, in January 1997, the Company and the Operating Partnership filed a shelf registration statement (the "January 1997 Shelf Registration Statement") with the SEC which registered $500.0 million of equity securities of the Company and $500.0 million of debt securities of the Operating Partnership and became effective in January 1997.

   In September 1997, the Company and the Operating Partnership filed a shelf registration (the "September 1997 Shelf Registration Statement") with the SEC which registered $500.0 million of equity securities of the Company and $500.0 million of debt securities of the Operating Partnership and became effective in October 1997.

   On October 10, 1997, the Company sold 6,000,000 shares of Series C Cumulative Redeemable Preferred Stock for $25.00 per share. Dividends are payable at an annual rate of 7.88% of the liquidation preference of $150,000. Net proceeds of $146,135 were contributed to the Operating Partnership and were used principally to repay borrowings on the unsecured line of credit and to fund ongoing acquisition and development of property.

   In November 1997, the Company sold 11,500,000 shares of Common Stock (including 1,500,000 shares sold to the underwriters in the exercise of their over-allotment option) through an underwritten public offering at $38.875 per share. The net proceeds of $425,027 were contributed to the Operating Partnership and were used to repay indebtedness and to purchase properties which were under contract at the time of the offering.

   After completion of the equity and debt offerings, the Company has the capacity pursuant to the September 1997 Registration Statement to issue up to approximately $402.9 million in equity securities and the Operating Partnership has the capacity pursuant to the January 1997 Shelf Registration Statement and the September 1997 Registration Statement to issue up to $815.0 million in debt securities (including the $50.0 million of medium-term notes available under the Company's existing medium-term note program).

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

   Funds from Operations per unit is calculated based on weighted average Operating Partnership units outstanding, including the dilutive effect of stock options. The average number of units outstanding for the three and nine months ended September 30, 1997, are 56,458,964 and 55,186,005, respectively, and 43,497,648 and 42,049,446 for the same periods in 1996.

                       STATEMENT OF FUNDS FROM OPERATIONS
                             (dollars in thousands)


                                                                  Three Months Ended                Nine Months Ended
                                                                  ------------------                -----------------
                                                       Sept. 30, 1997      Sept. 30, 1996    Sept. 30, 1997     Sept. 30, 1996
                                                       --------------      --------------    --------------     --------------
      Net income before disposition of property and
         minority interest                             $     27,051        $     16,096     $     76,974        $     48,207

      Add:

      Depreciation and Amortization                          13,282               9,938           36,036              27,135

      Dividends on Series B Preferred Stock                  (2,510)             (2,510)          (7,530)             (7,530)

      Other, net                                                186                 116              560                 201

      Straight-lined rent                                      (624)                252           (1,200)                307
                                                       ------------        ------------     ------------        ------------

            Funds from Operations                      $     37,385        $     23,892     $    104,840        $     68,320
                                                       ============        ============     ============        ============

   PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K

   (A) Exhibits

      The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

      Exhibit Number

      4.1   Ninth Supplemental Indenture relating to the 2027 Debentures.

      12.1  Statement of Computation of Ratio of Earnings to Fixed Charges

      27.1  Article 5 Financial Data Schedule (EDGAR Filing Only)

   (B) Reports on Form 8-K

       The Operating Partnership filed a current report on Form 8-K dated September 22, 1997, as amended by Form 8-K/A dated October 10, 1997, relating to the acquisition of the WCB Portfolio.

                            SPIEKER PROPERTIES, L.P.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                        Spieker Properties, L.P.
                                        (Registrant)



Dated: November 13, 1997                /s/  Elke Strunka
       ---------------------            ---------------------------
                                        Elke Strunka
                                        Vice President and
                                        Principal Accounting Officer of
                                        Spieker Properties, Inc. the General
                                        Partner

                               INDEX TO EXHIBITS

    Exhibit
    Number                    Description
    ------                    -----------

      4.1   Ninth Supplemental Indenture relating to the 2027 Debentures.

      12.1  Statement of Computation of Ratio of Earnings to Fixed Charges

      27.1  Article 5 Financial Data Schedule (EDGAR Filing Only)