Form 10-K
period 1997-12-31
SPIEKER PROPERTIES L P
filed 1998-03-25
CIK 1002575

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       COMMISSION FILE NUMBER: 33-98372-01

                            SPIEKER PROPERTIES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                              94-3188774
       -------------------------------              -------------------
       (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)               Identification No.)

      2180 SAND HILL ROAD, MENLO PARK, CA                  94025
    ----------------------------------------              ---------
    (Address of principal executive offices)              (Zip code)

                                 (650) 854-5600
                             ---------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

DOCUMENTS INCORPORATED BY REFERENCE:

PART III: Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's annual stockholders' meeting to be held on June 10, 1998.

LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 32.

This document consists of 55 pages, plus exhibits attached hereto.

                                TABLE OF CONTENTS
                                    FORM 10-K


PART I                                                                                  Page No.

   Item 1  Business.....................................................................   4
   Item 2  Properties...................................................................   8
   Item 3  Legal Proceedings............................................................  17
   Item 4  Submission of Matters to a Vote of Security Holders..........................  17

PART II

   Item 5  Market for Registrant's Common Stock and Related Stockholder Matters.........  18
   Item 6  Selected Financial Data......................................................  19
   Item 7  Management's Discussion and Analysis of Financial Condition and Results of
           Operations ..................................................................  21
   Item 8  Financial Statements and Supplementary Data..................................  29
   Item 9  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure ..................................................................  29

PART III

   Item 10 Directors and Executive Officers of the Registrant...........................  30
   Item 11 Executive Compensation.......................................................  30
   Item 12 Security Ownership of Certain Beneficial Owners and Management...............  30
   Item 13 Certain Relationships and Related Transactions...............................  30

PART IV

   Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K..............  31

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

ITEM 1. BUSINESS

Description of Business

Spieker Properties, L.P. (the "Operating Partnership") specializes in the acquisition, development and management of office and industrial properties in California and Washington, Oregon and Idaho (the "Pacific Northwest"). As of December 31, 1997, the Operating Partnership owned income-producing properties (the "Properties") aggregating approximately 34.5 million rentable square feet. The portfolio consists of industrial properties aggregating approximately 18.9 million rentable square feet, office properties aggregating approximately 15.3 million rentable square feet and retail properties aggregating approximately 0.3 million rentable square feet. The Operating Partnership has acquired 4.2 million net rentable square feet of office and industrial properties since December 31, 1997. As of December 31, 1997, the average occupancy rate of the properties was approximately 94.5%

Spieker Properties, Inc. (the "Company") was incorporated in the state of Maryland on August 20, 1993, and commenced operations effective with the completion of its initial public offering ("IPO") on November 18, 1993. In the IPO, the Company issued 20,400,000 shares of Common Stock at $20.50 per share, or $418.2 million and used net proceeds of $386.8 million to purchase an approximate 77.6% general partnership interest in the Operating Partnership. Since its IPO, the Company has increased its ownership of the Operating Partnership by completing secondary offerings of Common Stock and contributing the net proceeds from such offerings to the Operating Partnership. As of December 31, 1997, the Company owned an approximate 89.2% general partnership interest in the Operating Partnership.


Business Strategy and Operational Philosophy

The Operating Partnership's principal objective is to achieve sustainable long-term growth in Funds from Operations per unit. The Operating Partnership has pursued this goal since its inception through focused business strategies and operating philosophies.

BUSINESS STRATEGY

Focus on Quality Commercial Property. The Operating Partnership invests in quality office and industrial properties that possess attributes that enable the properties to be competitive in both the short and the long run. The

Operating Partnership seeks to own properties in locations which provide easy access to major transportation arteries and are close to important services. With more than 25 years of experience in owning and operating income-producing properties, the Operating Partnership's management possesses a high degree of knowledge of the physical and locational characteristics that give a property long term viability.

The Operating Partnership takes significant steps to differentiate its Properties from those of nearby competitors, so as to maximize their attractiveness to potential users. The Operating Partnership focuses on office properties that have ample glass line per square foot of office space, and user friendly common areas, stairs, elevators and restrooms, convenient parking and efficient suite layouts. Additionally, the Operating Partnership seeks to provide amenities and services such as conference rooms and health clubs. The Operating Partnership's warehouse Properties typically have high clear heights, numerous dock facilities, appropriate truck staging and high-capacity sprinkler systems. The Operating Partnership also seeks to differentiate its industrial Properties through the use of landscaping as well as exterior glass walls.

The Operating Partnership pays careful attention to the long-term quality of the buildings that it develops by emphasizing first-class materials, systems and workmanship during their construction. The exterior appearances of the Operating Partnership's Properties are designed to be attractive, enduring and appropriately simple. The Operating Partnership avoids projects which are lavish or unnecessarily intricate, as these features tend to prematurely date buildings and often fail to deliver value from the tenants' perspective.

Serve Wide Range of Tenants and Limit Capital Expenditures. The Operating Partnership focuses on leasing space to tenants of various sizes and on owning properties that are easily divisible and therefore appeal to a wide range of potential tenants. Such property flexibility also allows the Operating Partnership to better serve existing tenants by accommodating their inevitable expansion and contraction needs. In addition, the Operating Partnership's experience is that such project flexibility helps it maintain high occupancy rates particularly when market conditions are less favorable.

By focusing on divisible projects and a wide range of tenants, the Operating Partnership has been able to control the capital expenditures associated with re-leasing space. The Operating Partnership also attempts to limit tenant improvement expenditures to those which are in demand by, and adaptable to, a high number of users.

Invest in Growing Regions. The Operating Partnership focuses its activities primarily in California, Washington and Oregon. The Operating Partnership believes these regions possess diverse and vibrant economies with strong prospects for continued economic growth due to their Pacific Rim location, quality of life, well-developed transportation infrastructures, high technology industries, well-educated employee base and excellent universities. Within these states, the Operating Partnership focuses its activities on the major metropolitan areas of Seattle, Portland, San Francisco, San Jose, Sacramento, Los Angeles County, Orange County and San Diego, which have shown to be desired locations of a large number of businesses.

Dominate Submarkets. In each specific local submarket in which it operates, the Operating Partnership generally seeks to own a number of properties and to be one of the most significant commercial landlords in that market. Through this approach, the Operating Partnership can offer prospective tenants a variety of property options and can provide existing tenants, who are growing, additional space in Properties owned by the Operating Partnership in the same area. The Operating Partnership believes that this strategy gives it a measure of control over the rental rates it charges for its properties. The Operating Partnership also believes that it has achieved significant market penetration within a number of the submarkets in which it operates. Such market focus enables the Operating Partnership to maximize synergistic opportunities and economies of scale and allows management to concentrate its expertise on specific markets and local conditions.

Provide Superior Level of Service. The Operating Partnership's goal is to provide a superior level of service to its tenants in order to achieve high occupancy and rental rates, as well as low turnover. The Operating Partnership's office property managers are located on-site, providing tenants with convenient access to management and allowing tenants to focus on their business rather than on property issues. On-site staff enables the Operating Partnership's properties to be well-maintained and to convey a sense of quality, order and security. The Operating Partnership has significant experience in acquiring properties managed by others and thereafter improving tenant satisfaction, occupancy levels, renewal rates and rental income by implementing the Operating Partnership's tenant service programs.

OPERATING PHILOSOPHY

Fully-Integrated Management Capabilities. The Operating Partnership has had, and will continue to have, a philosophy of maintaining in-house resources to add value to properties through the entire cycle of acquisition, development, and ownership, including design, construction, leasing and management. The Operating Partnership utilizes in-house resources to market, lease and manage its properties and does not typically list its properties with outside businesses or use third-party management contractors. All of the Operating Partnership's officers with real estate responsibility have had extensive experience marketing various properties and have, at least one time in their careers, been directly responsible for leasing specific properties. The Operating Partnership believes this approach gives it a significant advantage as such depth of experience provides it with a detailed knowledge of markets and tenant preferences.

Accountability. The Operating Partnership has a philosophy of holding one Senior Officer or a small group of Senior Officers accountable, under the supervision and direction of the Operating Partnership's executive officers, for all phases of a property's development, from purchase, design and budgeting through construction, leasing and ongoing management. The Operating Partnership believes that this approach increases the likelihood of a project's success because of the Senior Officer's accountability, continuity of involvement in the project and resulting detailed knowledge of the property and its tenants, particularly as compared to a compartmentalized approach to the real estate business where individuals are responsible for only certain limited areas of a project.

Training and Retention. The Operating Partnership's hiring, training and retention of a talented management group has been an important factor in its success. The Operating Partnership expends significant efforts in the training of new employees in fundamental real estate skills as well as in the continuing education of existing employees. All of the Operating Partnership's officers, including the executive officers, are involved in the education program, which reinforces the program's importance to the Operating Partnership and its personnel. The Operating Partnership's officer compensation program includes cash bonuses and restricted stock payments tied largely to growth in net operating income from existing properties under their management, as well as contribution to Funds from Operations from new acquisitions and developments in their regions. Non-officer compensation includes subjective bonuses based upon, among other factors, tenant satisfaction and leasing and re-leasing success. The Operating Partnership also believes that stock options are an effective means of linking employees' actions to stockholder value and generally grants options to all full-time employees upon the completion of one year of service with the Operating Partnership.

Maximize Economies of Scale. As a result of the Operating Partnership's rapid growth over the last few years, it has become one of the largest owners and operators of commercial property in California and the Pacific Northwest. This size will continue to enable the Operating Partnership to achieve benefits from the economies of scale in its leasing, financing and administrative operations. The Operating Partnership believes that it can also achieve operational synergies resulting from the number of properties it operates in each submarket.

Employees

As of December 31, 1997, the Operating Partnership had 377 employees.

Competition

Other properties within the Operating Partnership's markets compete with the Properties in attracting tenants, primarily on the bases of location, rental rates, services provided, and the design and condition of the improvements. In each of the Operating Partnership's markets, the competition for tenants has been, and continues to be, intense. Some of these competing properties are newer, better located or better capitalized than the Operating Partnership's properties. The number of competitive commercial properties in a particular area could have a material effect on the Operating Partnership's ability to lease space in its properties or at newly developed or acquired properties and on the rents charged.

The Operating Partnership also faces competition in its efforts to acquire equity interests in desirable real estate; such competitors include domestic and foreign financial institutions, other REITs, life insurance companies, pension funds, trust funds, partnerships and individual investors.

Working Capital

The Operating Partnership believes that the cash provided by operations and its unsecured line of credit provide sufficient sources of liquidity to fund the Operating Partnership's working capital requirements.

Environmental Matters

Compliance with laws and regulations relating to the protection of the environment, including those regarding the discharge of materials into the environment, has not had any material effects upon the capital expenditures, earnings or competitive position of the Operating Partnership.

The 97 Properties owned by the Operating Partnership at December 31, 1993, were each subject to a Phase I environmental audit or update during the twelve-month period ended December 31, 1993, certain of the Properties were subject to Phase II environmental investigations, and all buildings constructed prior to 1985 have been subject to asbestos detection investigations. In addition, for each of the properties acquired subsequent to December 31, 1993, and for each parcel of land purchased for development, a Phase I environmental audit or update was completed as part of the acquisition due diligence process. These investigations have not revealed any environmental condition that the Operating Partnership believes would have a material effect on its business, assets or results of operations. Independent parties have reported that no asbestos-containing materials were used in buildings constructed on the Properties during or after 1985.

Site assessments have revealed soil and ground water contamination at the Stender Way II property in Santa Clara, California. A third party is primarily bearing the costs relating to this environmental condition and the Operating Partnership believes that its exposure, if any, is not material. Additionally, three properties located in Stanford Research Park in Palo Alto, California, are subject to varying degrees of known environmental contamination. The remediation costs associated with this contamination have also been, and are expected to continue to be, borne by other parties. Furthermore, the Operating Partnership has entered into indemnification agreements whereby the Operating Partnership has been, and is to be, indemnified for liabilities arising from clean-up costs relating to these three properties. Environmental contamination has been found to have originated on the industrial development project site in Santa Clara, which is known as Walsh at Lafayette, and which was acquired by the Operating Partnership in 1995. The relevant government agency has identified a third party as responsible for remediation, and the remediation process is continuing. The Operating Partnership is being indemnified for environmental contamination on the Walsh at Lafayette property by a third party that was the former owner of the property.

Site assessments have revealed that soil and groundwater at the Operating Partnership's Montgomery Ward property in Pleasant Hill, California, have been contaminated with volatile organic compounds. The likely sources of this contamination are on-site underground storage tanks and a potential off-site contamination source. To date, no government agency has issued any directives requiring that a remediation plan be filed or the contamination be cleaned up. The Spieker partnership (the "Spieker Predecessor") that transferred this property to the Operating Partnership previously filed a lawsuit against the seller to enforce an indemnity agreement and against certain other potentially responsible parties to have those parties bear any clean-up costs. Settlement has been reached with certain of the defendants in the lawsuit, resulting in cash payments to the Operating Partnership. A trial involving the remaining defendants ended without any additional cash awards being made. Due to the nature of this environmental condition and the Operating Partnership's expectation that other parties will be primarily responsible for the clean-up costs, the Operating Partnership believes that its exposure, if any, for clean-up costs would not have a material adverse effect on the Operating Partnership's financial condition, results of operations or liquidity.

Site assessments have revealed soil and groundwater contamination at the Arden Square property in Sacramento, California, and the Woodside Central property in Woodside, California. These retail properties have been sold to Pacific Retail Trust ("PRT"). The Operating Partnership agreed to indemnify PRT for the contamination. However, the Operating Partnership believes that the liabilities and clean-up costs associated with this contamination are covered under the Operating Partnership's pollution insurance policy (except to the extent of the deductible under such policy). A possible similar situation was recently discovered in Pleasanton, California at the Rose Pavilion property, which has been sold to Excel Realty Trust, Inc. ("Excel"). The Operating Partnership agreed to indemnify Excel for this contamination. The Operating Partnership also has pollution insurance coverage for this property and believes that the liabilities and clean-up costs, if any, associated with this contamination will be covered by such insurance (except to the extent of the deductible under such policy).

Although the environmental investigations conducted to date have not revealed any environmental liability that the Operating Partnership believes would have a material adverse effect on the Operating Partnership's business, assets or results of operations, and the Operating Partnership is not aware of any such liability, it is possible that these investigations did not reveal all environmental liabilities or that there are material environmental liabilities of which the Operating Partnership is unaware. No assurances can be given that
(i) future laws, ordinances, or regulations will not impose any material environmental liability, or (ii) the current environmental condition of the Properties has not been, or will not be, affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties, or by third parties unrelated to the Operating Partnership.

Year 2000 Compliance

The Operating Partnership has conducted a review of its computer systems for the purpose of identifying any systems that could be affected by the "Year 2000" issue. Many of the software programs utilized by the Operating Partnership have date sensitive fields that may recognize a date entry using "00" as the year 1900 rather than the year 2000, which could potentially result in a system or software failure. The Operating Partnership believes that because modifications have been made to its existing software and because assurances have been provided by the Operating Partnership's external software vendors, the Year 2000 issue will not impose an operational or financial problem for the Operating Partnership's computer systems. The Operating Partnership will continue to keep apprised of any Year 2000 issues as they may arise and will evaluate whether or not they will have any impact on any of the Operating Partnership's operations.

ITEM 2. PROPERTIES

General

As of December 31, 1997, the Operating Partnership's portfolio of properties consisted of industrial and office income-producing properties located in California and the Pacific Northwest. The total rentable square footage of the Properties at December 31, 1997, was approximately 34.5 million rentable square feet, consisting of approximately 18.9 million square feet of industrial property, approximately 15.3 million square feet of office property and approximately 0.3 million square feet of retail property. As of December 31, 1997, the average occupancy rate of the Properties was approximately 94.5%.

After an extensive review of the Operating Partnership's investment opportunities and strategic position in 1996, the Operating Partnership decided to focus exclusively on office and industrial properties. The Operating Partnership divested itself of its retail properties and reinvested the proceeds from these properties in office and industrial properties, which the Operating Partnership believes offer better growth prospects. During 1997, the Operating Partnership completed the disposal of nine of its retail properties at an aggregate consideration of $110.4 million, and on February 27, 1998, the Operating Partnership disposed of its last retail asset for $40.9 million. The numbers reflected in the tables below do not include any data relating to the retail properties sold.

For the year ended December 31, 1997, none of the Properties had net book values equal to 4.6% or more of the Operating Partnership's total aggregate net book value.

The Location and Type of the Operating Partnership's Properties

The Properties are located in seven areas within California and the Pacific Northwest, which are comprised of numerous local markets. The following table sets forth, as of December 31, 1997, the location and type of the Properties by rentable square feet.


     RENTABLE SQUARE FOOTAGE OF PROPERTIES BY LOCATION AND TYPE OF PROPERTY

Geographic Area                    Industrial     Office        Total     % of Total
---------------                    ----------    ---------    ---------   ----------
Seattle, WA/Boise, ID               3,628,794    1,904,181    5,532,975        16.2%
Portland, OR                        3,224,527    2,096,945    5,321,472        15.5
Sacramento, CA                      1,391,851    1,458,942    2,850,793         8.3
East Bay -- San Francisco, CA       5,397,759    2,575,281    7,973,040        23.3
South Bay -- San Francisco, CA      3,373,911    2,825,044    6,198,955        18.1
Orange County/L.A. County, CA       1,267,681    3,298,044    4,565,725        13.3
San Diego, CA                         598,819    1,208,599    1,807,418         5.3
                                   ----------   ----------   ----------       -----
    Total                          18,883,342   15,367,036   34,250,378       100.0%
                                   ==========   ==========   ==========       =====
% of total                            55.1%        44.9%       100.0%

Property Operating Income

The following table sets forth for the quarter ended December 31, 1997, the Operating Partnership's property operating income, which is rental revenue less rental expenses and real estate taxes and excluding interest, depreciation and amortization and general and administrative expenses, on a percentage basis by the location and type of the Properties.


       PERCENTAGE OF NET OPERATING INCOME BY LOCATION AND TYPE OF PROPERTY
                     FOR THE QUARTER ENDED DECEMBER 31, 1997

Geographic Area                   Industrial        Office        % of Total
---------------                   ----------        ------        ----------
Seattle, WA/Boise, ID                 5.8%            6.9%           12.7%
Portland, OR                          6.6             4.2            10.8
Sacramento, CA                        1.6             6.2             7.8
East Bay -- San Francisco, CA        10.0            10.3            20.3
South Bay -- San Francisco, CA        9.0            18.2            27.2
Orange County/L.A. County, CA         1.7            12.6            14.3
San Diego, CA                         2.1             4.8             6.9
                                    -----           -----           -----
    % of Total                       36.8%           63.2%          100.0%

                                    =====           =====           =====


Average Occupancy Rates

The following table sets forth the aggregate average year-end occupancy rates of the Properties during the years specified.


                                AVERAGE OCCUPANCY

        Year           Total Rentable      Average Occupancy
(As of December 31)    Square Footage         at Year End
-------------------    --------------      -----------------
        1997             34,250,378               94.5%
        1996             21,429,732               96.6
        1995             16,282,278               96.9
        1994             13,933,113               97.6
        1993             11,072,796               92.1


The following table sets forth the aggregate average occupancy rates as of December 31, 1997, of the Properties, in terms of location and type of the Properties.

               AVERAGE OCCUPANCY BY LOCATION AND TYPE OF PROPERTY

                                   12-31-97     9-30-97    12-31-96
                                   --------     -------    --------
Seattle, WA/Boise, ID                 95.3%       96.1%       96.3%
Portland, OR                          93.1        98.0        97.3
Sacramento, CA                        91.9        92.3        94.1
East Bay -- San Francisco, CA         94.2        94.5        98.0
South Bay -- San Francisco, CA        97.6        95.3        99.3
Orange County/L.A. County, CA         94.3        94.1        91.3
San Diego, CA                         92.5        94.7        95.9
                                     -----       -----       -----
        Total Portfolio               94.5%       95.2%       96.8%
                                     =====       =====       =====

Tenant Improvements and Leasing Commissions

While maintaining high occupancy levels in each of its property types and markets, the Operating Partnership also focuses on controlling the expenditures associated with leasing, renewing or re-leasing space. The following table sets forth information related to the leasing and re-leasing activity and expenditures for the year ended December 31, 1997.

                                       1ST GENERATION         2ND GENERATION
                     TOTAL                SPACE(1)               SPACE(2)         AVERAGE  COSTS PER
             --------------------   --------------------   --------------------    LEASE       SQ.     CHANGE IN     TENANTS
TYPE         # LEASES     SQ.FEET   # LEASES     SQ.FEET   # LEASES     SQ.FEET   TERM(MO)   FOOT(3)    RENTS(4)   RETAINED(5)
----         --------    --------   --------    --------   --------     -------   --------  ---------  ---------   -----------
Industrial        325   5,774,904         58   1,168,891        267   4,606,013      45       $0.88      18.8%        55.7%

Office            673   2,121,754        122     570,977        551   1,550,777      41        3.65      27.9         55.2
                  ---   ---------        ---     -------        ---   ---------      --       -----      ----         ----

Total             998   7,896,658        180   1,739,868        818   6,156,790      42       $1.57      23.0%        55.3%
                  ===   =========        ===   =========        ===   =========      ==       =====      ====         ====

----------
     (1)  1st generation is defined as previously unleased shell space.
     (2) Net of month-to-month leases, but including 2nd generation repositioning leases.
     (3) Represents tenant improvements and commission costs per square foot, calculated based on 2nd generation space, excluding month-to-month leases and 2nd generation repositioning leases of 2,798,822 square feet.
     (4) Measured as the difference between 2nd generation net effective rents on new and renewed leases as compared to the expiring rents on the same space.
     (5) Percentage of tenants retained by the Operating Partnership at lease expiration, tenants the Operating Partnership chose not to renew to accommodate the expansion of existing tenants and tenants that renewed, but moved to another space.


Lease Expirations

The following tables set forth the lease expirations in summary and by type for leases in place in the Properties as of January 1, 1998, assuming none of the tenants exercises renewal options or termination rights. The tables do not include month-to-month leases.


           LEASE EXPIRATIONS OF THE OPERATING PARTNERSHIP'S PORTFOLIO

                                                                            PERCENTAGE OF TOTAL
                                                                                  ANNUAL
YEAR OF LEASE      RENTABLE SQUARE FOOTAGE     ANNUAL BASE RENTS UNDER     BASE RENT REPRESENTED
 EXPIRATION      SUBJECT TO EXPIRING LEASES        EXPIRING LEASES        BY EXPIRING LEASES (1)
-------------    --------------------------    -----------------------    ----------------------
                                                     (IN THOUSANDS)
    1998                 5,766,712                     $ 59,241                      15.4%
    1999                 5,034,787                       61,485                      16.0
    2000                 5,651,911                       67,602                      17.5
    2001                 5,514,415                       67,153                      17.4
    2002                 4,984,798                       57,983                      15.0
    2003                 1,938,966                       25,023                       6.5
    2004                 1,414,092                       15,006                       3.9
    2005                   602,319                        4,450                       1.2
    2006                   587,776                       10,703                       2.8
    2007                   465,546                        9,358                       2.4
 Thereafter                416,398                        7,353                       1.9
                        ----------                     --------                    ------
    Total               32,377,720                     $385,357                     100.0%
                        ==========                     ========                    ======

----------
(1) Calculated by dividing annual base rent (amounts contractually due, which may include taxes, insurance, and common area maintenance ("Annual Base Rent")) as adjusted for contractual increases expiring during each period by the total Annual Base Rent inclusive of contractual increases.

                 LEASE EXPIRATIONS OF THE INDUSTRIAL PROPERTIES

                    RENTABLE SQUARE      ANNUAL BASE RENTS   PERCENTAGE OF TOTAL ANNUAL
    YEAR OF LEASE  FOOTAGE SUBJECT TO  UNDER EXPIRING LEASES   BASE RENTS REPRESENTED
     EXPIRATION     EXPIRING LEASES       (IN THOUSANDS)       BY EXPIRING LEASES (1)
    -------------  ------------------  --------------------- --------------------------
        1998           3,409,434                17,643                    17.2%
        1999           2,416,168                13,732                    13.4
        2000           3,238,943                19,288                    18.8
        2001           2,984,122                17,716                    17.3
        2002           2,625,955                12,447                    12.2
        2003           1,044,181                 7,824                     7.6
        2004           1,044,412                 8,127                     7.9
        2005             480,394                 2,434                     2.4
        2006              99,239                   874                     0.9
        2007             105,839                 1,393                     1.4
     Thereafter          161,588                   912                     0.9
                      ----------              --------                --------
        Total         17,610,275              $102,390                   100.0%
                      ==========              ========                ========

----------
(1) Calculated by dividing Annual Base Rent as adjusted for contractual increases expiring during each period by the Total Base Rent inclusive of contractual increases.


                   LEASE EXPIRATIONS OF THE OFFICE PROPERTIES

                    RENTABLE SQUARE      ANNUAL BASE RENTS   PERCENTAGE OF TOTAL ANNUAL
   YEAR OF LEASE   FOOTAGE SUBJECT TO  UNDER EXPIRING LEASES   BASE RENTS REPRESENTED
     EXPIRATION     EXPIRING LEASES       (IN THOUSANDS)       BY EXPIRING LEASES (1)
    -------------  ------------------  --------------------- --------------------------
        1998           2,357,278                 41,598                   14.7%
        1999           2,618,619                 47,753                   16.9
        2000           2,412,968                 48,314                   17.1
        2001           2,530,293                 49,437                   17.4
        2002           2,358,843                 45,536                   16.1
        2003             894,785                 17,199                    6.1
        2004             369,680                  6,879                    2.4
        2005             121,925                  2,016                    0.7
        2006             488,537                  9,829                    3.5
        2007             359,707                  7,965                    2.8
     Thereafter          254,810                  6,441                    2.3
                      ----------               --------                 ------
       Total          14,767,445               $282,967                  100.0%
                      ==========               ========                 ======

----------
(1) Calculated by dividing Annual Base Rent as adjusted for contractual increases expiring during each period by the Total Base Rent inclusive of contractual increases.

1997 Acquisitions

During 1997 the Operating Partnership acquired office and industrial properties totaling 12.5 million square feet representing a total investment of $1.5 billion. Office acquisitions added 9.0 million square feet at a total investment of $1.3 billion while industrial acquisitions added 3.4 million square feet for a $0.2 billion total investment. As used herein, the terms "total investment" and "invested" represents the initial cost of acquisitions, plus projected costs of certain repositioning capital expenditures anticipated at the time of purchase.

Certain properties in the WCB Portfolio that are located in states outside of California and the Pacific Northwest or that did not meet the Operating Partnership's strategic objectives were acquired by Spieker Northwest, Inc., an affiliate of the Operating Partnership.

Refer to footnote 3 of the Financial Statements, "Acquisitions and Dispositions," for a detailed listing of the properties acquired.

1997 Developments

The following table sets forth certain information regarding property developments and re-developments completed by the Operating Partnership during the year ended December 31, 1997. The Operating Partnership considers a development or a re-development property completed once the property has been at least 95% leased.

               DEVELOPMENTS AND RE-DEVELOPMENTS COMPLETED IN 1997
--------------------------------------------------------------------------------

                                                       RENTABLE         TOTAL
PROPERTY NAME                         LOCATION        SQUARE FEET     INVESTMENT
------------------------------------  --------------- -----------     ----------
                                                                         (IN
INDUSTRIAL                                                            THOUSANDS)
Marine Drive Distribution Center II   Portland, OR       106,000      $ 3,353
Concord North Commerce Center         Concord, CA        193,590        9,074
Airport Way Commerce Center           Portland, OR       205,000        7,522
Benicia Industrial II (1)             Benicia, CA        896,234       18,926
Ryan Ranch Industrial (14B)           Monterey, CA        14,664        1,806
Woodinville III                       Seattle, WA        247,330       12,137
                                                      ----------      -------
        SUBTOTAL                                       1,662,818      $52,818
                                                      ----------      -------
OFFICE
Ridder Park                           Milpitas, CA        83,841        8,515
Gateway Oaks III                      Sacramento, CA      46,227        5,635
Bellefield Building "N"               Bellevue, WA        46,070        6,137
Ryan Ranch Office III                 Monterey, CA        24,343        3,001
Bellefield Maplewood Bldg.            Bellevue, WA        34,461        5,202
The City -- 3800 Chapman (1)          Orange, CA         157,231        9,768
                                                      ----------   ----------
        SUBTOTAL                                         392,173      $38,258
                                                      ----------      -------
        TOTAL COMPLETED DEVELOPMENTS                   2,054,991      $91,076
                                                      ==========      =======

----------
(1)  Represents re-development of property acquired.

Developments In Process

The following table sets forth certain information regarding the Operating Partnership's property developments in process as of December 31, 1997.


                             DEVELOPMENTS IN PROCESS
--------------------------------------------------------------------------------

                                                  ACTUAL OR
                                               ESTIMATED SHELL     RENTABLE       TOTAL
PROPERTY NAME                LOCATION          COMPLETION DATE    SQUARE FEET   INVESTMENT(1)
---------------------------- ----------------  ----------------   -----------   -------------
                                                                                (IN THOUSANDS)
INDUSTRIAL
Riverside Industrial         Sacramento, CA     June      1997       174,624      $ 7,133
Bay Center Business Park --  Hayward, CA        August    1997       116,941        6,563
  Ph. III
Sorrento Vista               San Diego, CA      June      1997       228,130       10,215
Marine Drive Distribution    Portland, OR       July      1997       258,500        8,605
  Ctr. III
Dixon Landing North Phase 2  Milpitas, CA       October   1997        85,290        7,408
Dixon Landing North Phase 1  Milpitas, CA       October   1997       116,890       10,956
Seaport Distribution Center  Sacramento, CA     August    1997       199,553        6,510
158th Commerce Park          Portland, OR       March     1998       381,750       16,589
Kirkland 118 Corp. Center    Kirkland, WA       March     1998        80,000        5,964
                                                                   ---------      -------
 SUBTOTAL                                                          1,641,678      $79,943
                                                                   ---------      -------
OFFICE
4949 Meadows Building        Lake Oswego, OR    November  1997       125,000      $17,648
Gateway Office III           San Jose, CA       May       1998       121,500       21,628
Eastgate Technology Park     San Diego, CA      April     1998       225,000       22,820
  (Ph I)
Treat Towers                 Walnut Creek, CA   December  1998       375,000       63,569
Arboretum Courtyard          Santa Monica, CA   December  1998       131,000       32,241
Gateway Oaks IV              Sacramento, CA     August    1998        82,000       11,854
Ryan Ranch Oaks              Monterey, CA       June      1998        34,895        4,937
4800 Meadows                 Portland, OR       November  1998        74,500       12,812
Carlsbad Ranch               Carlsbad, CA       March     1999       122,000       17,200
                                                                   ---------     --------
  SUBTOTAL                                                         1,290,895     $204,709
                                                                   ---------     --------
TOTAL DEVELOPMENTS IN PROCESS                                      2,932,573     $284,652
                                                                   =========     ========

----------
(1) Represents projected total cost of development.

Acquisitions Completed Subsequent to Year-End

The following table sets forth certain information regarding the properties acquired by the Operating Partnership between January 1, 1998, and March 13, 1998.


              PROPERTIES ACQUIRED IN 1998 (THROUGH MARCH 13, 1998)
--------------------------------------------------------------------------------

                                                                      TOTAL
                                                         MONTH       RENTABLE        TOTAL
        PROPERTY NAME                LOCATION           ACQUIRED    SQUARE FEET    INVESTMENT(1)
-------------------------------  ------------------   ------------  -----------   --------------
                                                                                  (IN THOUSANDS)
INDUSTRIAL PROPERTIES
Hayward Business Park            Hayward, CA           March         630,976       $   33.3
RREEF/West  Sacramento           Sacramento, CA        March         579,545           25.0
                                                                    --------       --------
SUBTOTAL                                                            1,210,521      $   58.3
                                                                    =========      ========
OFFICE PROPERTIES
Concourse (2)                    San Jose,  CA         January       541,000       $  137.5
Koll Bellefield                  Bellevue, WA          January        60,000            9.9
The City Office Portfolio(3)     Orange, CA            January       752,308          103.5
Marina Business Center(4)        Marina Del Rey, CA    February      261,966           32.0
Santa Monica Business Park(4)    Santa Monica, CA      February      958,641          155.1
Skyport Plaza(2)                 San Jose, CA          February      359,600           34.3
Brea Park Center                 Brea, CA              March          20,269            2.5
                                                                    --------       --------
SUBTOTAL                                                            2,953,784      $  474.8
                                                                    =========      ========
TOTAL                                                               4,164,305      $  533.1
                                                                    =========      ========

----------
(1)  Represents initial purchase price plus estimated repositioning costs.
(2) Does not include additional costs of land parcels acquired for future development.
(3) Includes a 324,666 square foot property to be redeveloped at a total investment of $35.6 million.
(4)  Incremental closings of properties previously identified as the TDC
     Portfolio.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which either the Operating Partnership or the Properties is a party, or to which any of the assets of the Operating Partnership or the Properties are subject.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Operating Partnership did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for:

     o Spieker Properties, L.P. consolidated operating data presented for the years ended December 31, 1997, December 31, 1996, December 31, 1995 and December 31, 1994, and for the period from November 19, 1993, to December 31, 1993. The consolidated balance sheet data presented as of December 31, 1997, 1996, 1995, 1994, and 1993.

     o Spieker Partner Properties combined operating data presented for the period from January 1, 1993, to November 18, 1993.

This selected financial data should be read in conjunction with financial statements (including the notes thereto) of the Operating Partnership included in Item 14.


                         SUMMARY FINANCIAL INFORMATION
                    (In thousands, except per unit amounts)

                                                     OPERATING PARTNERSHIP
                                ---------------------------------------------------------------    PREDECESSOR
                                 YEAR          YEAR          YEAR          YEAR        NOV. 19,    ------------
                                 ENDED        ENDED         ENDED         ENDED        1993 TO     JAN. 1, 1993
                                DEC. 31,     DEC. 31,      DEC. 31,      DEC. 31,      DEC. 31,           TO
                                 1997          1996          1995          1994          1993      NOV. 18,1993
                                --------     --------      --------      --------      --------    ------------
OPERATING DATA:
Revenues                        $331,313      $200,699      $153,391      $121,037      $ 12,696      $ 78,157
Income (loss) from
  operations before
  disposition of property,
  minority interests and
  extraordinary items            110,134        65,764        30,335        13,363         1,699       (15,574)
Income (loss) before
  extraordinary items            130,365        74,091        30,444        13,393         1,699       (13,363)
Net income (loss)                130,365        74,091       (10,361)       13,393        (1,261)      (13,363)
Net income (loss) available
  to General Partners            115,004        64,190        (8,837)       10,541          (980)          N/A
Net income (loss) available
  to Limited Partners             14,959         9,901        (1,524)        2,852          (281)          N/A
Net income (loss) per OP
  unit before                       2.26          1.74           .90           .49           .06           N/A
  extraordinary items(1)
Net income (loss) per OP
  unit(1)                           2.26          1.74          (.31)          .49          (.05)          N/A
Distribution per unit:
   General Partners(1)              2.34          2.04          1.76          1.60           .19           N/A
   Limited Partners(1)              1.98          1.72          1.68          1.60           .19           N/A

                             OPERATING PARTNERSHIP

                                  AS OF           AS OF           AS OF           AS OF          AS OF
                              DEC. 31, 1997   DEC. 31, 1996   DEC. 31, 1995   DEC. 31, 1994   DEC. 31, 1993
                              -------------   -------------   -------------   -------------   -------------
BALANCE SHEET DATA:
Investment in real estate
  (before accumulated           $3,252,572      $1,447,173      $1,098,871       $ 870,613       $ 722,928
  depreciation)
Net investment in real           3,083,521       1,319,472         974,259         770,827         638,533
  estate
Total assets                     3,242,934       1,390,314       1,011,497         809,938         691,909
Mortgage loans, net (2)             96,502          45,997         112,702         514,098         403,676
Unsecured debt                   1,335,000         674,000         377,700              --             900
Total debt                       1,431,502         719,997         490,402         514,098         404,576
Partners' capital (deficit)      1,681,098         610,928         468,576         258,760         264,409


                                                     OPERATING PARTNERSHIP                         PREDECESSOR
                                  -------------------------------------------------------------    -----------
                                    YEAR         YEAR         YEAR         YEAR        NOV. 19,      JAN. 1,
                                    ENDED        ENDED        ENDED        ENDED       1993 TO       1993 TO
                                   DEC. 31,     DEC. 31,     DEC. 31,     DEC. 31,     DEC. 31,      NOV. 18,
                                     1997         1996         1995         1994         1993          1993
                                  ---------     --------     --------     --------     --------      --------
OTHER DATA:
Funds from Operations (3)         $ 147,912     $ 93,293     $ 61,428     $ 41,935     $  5,622      $  7,426
Cash flow provided by (used
  in):
  Operating activities              191,450      112,581       76,471       47,750        5,935         3,806
  Investing activities           (1,697,885)    (387,567)    (200,515)    (161,332)    (169,050)     (16,972)
  Financing activities            1,499,727      296,749      121,954       97,378      175,611        24,637
Total rentable square footage
  of properties at end of            34,543       21,430       16,282       13,933       11,073        10,317
  period
Occupancy rate at end of period        94.5%        96.6%        96.9%        97.6%        92.1%         N/A

----------
(1) Per unit amounts for the Operating Partnership are computed using the weighted average units outstanding during the period. The weighted average general partner units and limited partner units outstanding for the years ending December 31, 1997, 1996, 1995, and 1994, and for the period from November 19, 1993, to December 31, 1993, are as follows:


                                      General Partner             Limited Partner
                                          Units                       Units
                                      ---------------             ---------------
Years ended:
        December 31, 1997               50,186,572                   7,209,418
        December 31, 1996               35,910,652                   6,549,819
        December 31, 1995               27,360,000                   6,409,742

        December 31, 1994               21,192,655                   5,876,586

Period from:
        November 19, 1993 to

        December 31, 1993               20,400,000                   5,894,100

----------
(2) Net of discount of approximately $31.6 million and $38.3 million as of December 31, 1994, and 1993, respectively.
(3) Funds from Operations means income (loss) from operations before disposal of real estate properties, minority interests and extraordinary items plus depreciation and amortization and an adjustment for straight-lined rents less cash distributable to minority interests in certain properties owned by the Operating Partnership. In February 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established new guidelines clarifying its definition of Funds from Operations and requested that REITs adopt this new definition beginning in 1996. The new definition provides that the amortization of debt discount and deferred financing costs is no longer to be added back to net income to calculate Funds from Operations. In 1996, the Operating Partnership substantially implemented the new NAREIT definition for calculating Funds from Operations. The amounts presented above for the years ended December 31, 1995 and 1994, have been restated to reflect the new NAREIT definition. Funds from Operations previously reported by the Operating Partnership based on the old NAREIT definition for the years ended December 31, 1995 and 1994, were $70,790 and $52,142, respectively. Management generally considers Funds from Operations to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Operating Partnership's cash needs including principal amortization, capital improvements and distributions to stockholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Operating Partnership's calculation of Funds from Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Operating Partnership should be read in conjunction with the selected financial data and the Operating Partnership's financial statements included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

OVERVIEW

In 1997, the Operating Partnership continued to identify and complete strategic acquisition and development transactions and to focus on increasing the cash flow from its existing core portfolio of properties by maintaining high occupancy levels and increasing effective rents. The Operating Partnership also continued to strengthen its balance sheet and to establish a capital structure that allows the Operating Partnership to continue to take advantage of growth opportunities.

During 1997, the Operating Partnership added 12.5 million square feet to its portfolio by completing acquisitions representing a total investment of approximately $1.5 billion (the "1997 Acquisitions"). As used herein, the terms "total investment" and "invested" represents the initial purchase price of acquisitions, plus projected costs of certain repositioning capital expenditures anticipated at the time of purchase. The Operating Partnership increased its core west coast market penetration during 1997 with the purchase of the WCB Portfolio, the largest portfolio purchase completed by the Operating Partnership to date. The portfolio added 1.4 million square feet in Oregon for a total investment of $170.6 million, 1.3 million square feet in Northern California for a total investment of $162.9 million and 0.7 million square feet in Southern California for a total investment of $89.5 million. The Operating Partnership continued to increase its presence in Southern California, by adding another 3.0 million square feet for a total investment of $395.4 million. Additional acquisitions, for a total investment of $638.7 million increased the Operating Partnership's regional focus significantly by adding 1.7 million square feet in the East Bay-San Francisco, 1.5 million square feet in Oregon and over 1.0 million square feet in each of the South Bay-San Francisco and Seattle geographical regions.

While the Operating Partnership was able to complete a significant number of acquisition transactions during 1997, the overall market for property acquisitions has become more challenging. In all of the markets in which the Operating Partnership operates, the Operating Partnership is experiencing an increased level of competition for acquisitions, including competition from a number of REITs, pension funds and other capital sources. The Operating Partnership believes that as the fundamentals of these markets have strengthened and the number of qualified buyers has increased, the average initial return achievable on new acquisitions has decreased and the acquisition cost of new properties has begun to approach replacement cost levels.

The Operating Partnership has continued to increase its level of development activity. In 1997, 12 projects, including 2 re-development projects, totaling
2.1 million square feet were completed at a total investment of $91.1 million. In addition, as of December 31, 1997, the Operating Partnership had developments in process in each of its operating regions representing an estimated total investment of $284.7 million and a total of 2.9 million square feet of office and industrial space. The developments completed during 1997 and the developments in process at December 31, 1997, are collectively referred to as the "Developments." Certain of the developments in process, though not yet completed, were partially leased and occupied during 1997 and, accordingly, certain revenue and expense amounts for such developments are included in the Operating Partnership's operating results for the year ended December 31, 1997.

The Operating Partnership was also able to increase rents in its Core Portfolio. The "Core Portfolio" is defined as properties owned at January 1, 1996, and still owned at December 31, 1997. On the 6.2 million square feet of second-generation space renewed or re-leased in the Core Portfolio during the year, new effective rents were, on average, 23.0% higher than the expiring coupon rent. (See table under "Tenant Improvements and Leasing Commissions".)

The Operating Partnership continued to strengthen its balance sheet by accessing both the public and private equity markets and the public debt market. The Company raised more than $969 million in equity capital in 1997 by completing two public offerings of Common Stock, a combined public and direct placement of Series C Cumulative Redeemable Preferred Stock and a placement of Common Stock in a Registered Unit Investment Trust. In addition, over the course of the year, the Operating Partnership issued $500 million of investment grade rated unsecured notes with maturities ranging from ten to thirty years.

During 1997 the Operating Partnership disposed of nine retail properties for a total sales price of $110.4 million and recognized a book gain of approximately $18.5 million. In addition to the retail properties, the Operating Partnership also disposed of four other properties, for a total sales price of $15.4 million, which were not consistent with the Operating Partnership's long-term growth strategy due to location, asset quality, tenant mix or certain other characteristics. The Operating Partnership disposed of two office properties, one industrial property and one parking garage, and recognized an aggregate book gain of approximately $1.8 million.

COMPARISON OF 1997 TO 1996

The following comparison is of the Operating Partnership's consolidated operations for the year ended December 31, 1997, as compared to the year ended December 31, 1996.

Rental revenues for the year ended December 31, 1997 increased by $125.1 million or 63.7% to $321.6 million, as compared with $196.5 million for the year ended December 31, 1996. Of this increase, $91.9 million was generated by the 1997 Acquisitions. The 1997 Acquisitions were acquired on various dates throughout 1997 and, as such, a full year's revenue and expense were not recognized during the year. $29.5 million of the rental revenue increase was generated by properties acquired during 1996 (the "1996 Acquisitions"), for which the Operating Partnership recognized a full year's results in 1997 as compared to a partial year's results in the year of acquisition. $8.7 million is attributable to the Core Portfolio and $8.3 million of the rental revenue increase in 1997 was generated by the Developments. The increases in rental revenue are partially offset by a decrease of $13.3 million attributable to the disposition of properties which were owned by the Operating Partnership during the year ended December 31, 1996 (the "Property Dispositions").

Interest and other income increased by $5.5 million or 131.0% for the year ended December 31, 1997, as compared to the year ended December 31, 1996. The net increase in interest and other income is due to interest income from mortgage loans made to Spieker Northwest, Inc. (SNI), an affiliate of Spieker Properties, Inc., in relation to SNI's acquisition of non-core assets in the WCB Portfolio and higher average cash balances of $56.4 million for the year ended December 31, 1997, as compared to $13.4 million 1996.

Rental expenses increased by $32.0 million or 92.2% for the year ended December 31, 1997, as compared with the same period in 1996. Real estate taxes increased by $9.1 million or 58.7% in 1997, as compared to $15.5 million in 1996. The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Operating Partnership's portfolio of properties. Of the total $41.1 million increase in property operating expenses, $30.3 million is attributable to the 1997 Acquisitions, $9.8 million is attributable to the 1996 Acquisitions, $1.9 million is attributable to the Developments, and $1.4 million is attributable to the Core Portfolio offset by a $2.3 million decrease attributable to the Property Dispositions. On a percentage basis, property operating expenses were 28.4% and 25.5% of rental revenues for the years ended December 31, 1997, and December 31, 1996, respectively. The increase in property operating expenses as a percentage of rental revenues is attributable to the increased percentage of office properties in the Operating Partnership's portfolio. For the year ended December 31, 1997, 60.1% of the Operating Partnership's net operating income (rental revenues less property operating expenses) was generated by office properties as compared with 44.9% during 1996.

In relation to the Operating Partnership's decision to divest itself of its retail properties, the following analysis of the office and industrial properties (i.e. non-retail properties) is presented: Rental revenues net of property operating expenses (referred to as "net property operating income") increased by $95.0 million or 75.9% to $220.2 million, as compared to $125.2 million for the year ended December 31, 1996. Of this increase, $61.6 million and $19.7 million relates to the 1997 and 1996 Acquisitions, $7.3 million is attributable to the Core Portfolio, and $6.4 million is attributable to the Developments.

Interest expense increased by $25.1 million or 67.5% to $62.3 million for the year ended December 31, 1997, from $37.2 million for 1996. The increase in interest expense is due to increases in the total average outstanding debt balances. The average outstanding debt for the year ended December 31, 1997, and 1996 was $936.0 million and $554.0 million, respectively. The increase in the average outstanding debt balance is consistent with the increase in the size of the Operating Partnership's portfolio of properties.

Depreciation and amortization expenses increased by $15.4 million or 41.2% for the year ended December 31, 1997, as compared with 1996, due to the 1997 and 1996 Acquisitions and the completed Developments.

General and administrative expenses and other expenses increased by $4.7 million for the year ended December 31, 1997 as compared with 1996, primarily as a result of the increased number of employees. On a percentage basis, general and administrative expenses were 4.6% of rental revenues for 1997, as compared with 5.1% for 1996.

During 1997, the Operating Partnership disposed of nine retail properties resulting in a gain on disposition of $18.5 million. In addition, the Operating Partnership disposed of two office properties, one industrial property and one parking lot resulting in a gain of $1.8 million. This brings the total gain on disposition of property for 1997 to $20.3 million.

Net income before minority interests and disposition of property increased by $44.3 million or 67.3% to $110.1 million for the year ended December 31, 1997, from $65.8 million for 1996. The increase in net income is principally due to the 1997 and 1996 Acquisitions.

COMPARISON OF 1996 TO 1995

The following compares the Operating Partnership's results for the year ended December 31, 1996, with its results for the year ended December 31, 1995.

For the year ended December 31, 1996, rental revenues increased by $45.1 million, or 29.8%, to $196.5 million, as compared to $151.4 million for the year ended December 31, 1995. The increase was attributable to revenues in the amount of $18.9 million from the 1996 Acquisitions, $16.1 million from properties acquired during 1995 (the "1995 Acquisitions"), $7.9 million from the Developments, and $2.2 million from the 1995 Core Portfolio. As used herein, the term "1995 Core Portfolio" refers to those stabilized properties owned by the Operating Partnership as of January 1, 1995.

Interest and other income increased by $2.2 million, or 110.0%, to $4.2 million for the year ended December 31, 1996, as compared to the year ended December 31, 1995. The net increase in interest and other income was primarily due to $1.8 million in interest income earned on the Operating Partnership's investment in two mortgages, which were acquired in January 1996.

Rental expenses increased by $10.1 million, or 41.1%, to $34.7 million for the year ended December 31, 1996, as compared to $24.6 million for 1995. Real estate taxes increased by $3.6 million, or 30.3%, to $15.5 million in 1996, as compared to $11.9 million in 1995. The total increase in property operating expenses (rental expenses and real estate taxes) is due to a $5.9 million increase attributable to the 1996 Acquisitions, a $5.3 million increase attributable to the 1995 Acquisitions, a $2.0 million increase attributable to the Developments, and a $0.5 million increase attributable to the 1995 Core Portfolio. On a percentage basis, property operating expenses were 25.5% and 24.1% of rental revenues for the years ended December 31, 1996 and 1995, respectively. The higher percentage of property operating expenses is attributable to an increasing percentage of office properties in the Operating Partnership's portfolio, and to the Operating Partnership's acquisition of properties with occupancy levels less than the expected stabilized occupancy, resulting in the Operating Partnership recognizing the full expense burden of a property before recognizing the full revenue potential of the property, which doesn't occur until the acquired vacant space is leased.

The net property operating income (rental revenues less rental expenses and real estate taxes) in the 1995 Core Portfolio increased by $1.7 million or approximately 1.6% from the year ended December 31, 1995, to the year ended December 31, 1996. The increase is principally the result of increasing effective rents on leases signed for the renewal or re-leasing of second-generation space and contractual rent increases included in leases signed in prior years. For both the year ended December 31, 1995, and the year ended December 31, 1996, the occupancy in the 1995 Core Portfolio was stable at approximately 97%.

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

In 1996, net income before minority interests and disposal of real estate properties increased by $35.5 million, or 117.2%, to $65.8 million as compared to $30.3 million in 1995. The increase in net income is principally due to (i) the increase in income from the 1995 and 1996 Acquisitions, the Developments and the increased property operating income generated by the 1995 Core Portfolio as a result of increased rental rates realized on the renewal and re-leasing of second-generation space and (ii) the decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1997, cash provided by operating activities increased by $78.9 million, or 70.1%, to $191.5 million, as compared to $112.6 million for 1996. The increase is primarily due to the increase in net income resulting from the 1996 and 1997 Acquisitions, the Developments, increased property operating income generated by the Core Portfolio and is partially offset by an increase in interest expense. Cash used for investing activities increased by $1,310.3 million, or 338.1%, to $1,697.9 million for 1997, as compared to $387.6 million for 1996. The increase is attributable to the Operating Partnership's ongoing acquisition and development of office and industrial properties offset by proceeds from dispositions. Cash provided by financing activities increased by $1,203.0 million, or 405.5%, to $1,499.7 million for 1997, as compared to $296.7 million for 1996. During 1997, cash provided by financing activities consisted primarily of $968.6 million in net proceeds from the sale of Common Stock and Series C Preferred Stock, $500.0 million in proceeds from the issuance of unsecured notes (see below), $200.0 million of proceeds from a separate short-term bank facility, net payments of $39.0 million on the Facility (as defined below) and net payments of $13.4 million on mortgage loans. Additionally, payments of distributions increased by $26.3 million to $107.9 million for 1997, as compared with $81.6 million for 1996. The distribution payment increase is due to the greater number of shares outstanding and a 9.3% increase in the distribution rate of $.47 per share for the first three quarters of 1997 from $.43 per share in 1996. Additionally, in the fourth quarter of 1997 the Company declared a $.57 per share dividend which represents a 32.6% increase per share over dividends paid in 1996 and a 21.3% increase over the amount paid during each of the first three quarters of 1997.

The principal sources of funding for acquisitions, development, expansion and renovation of the properties are an unsecured line of credit, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, the assumption of secured debt on properties acquired and cash flow provided by operations. The Operating Partnership believes that its liquidity and its ability to access capital are adequate to continue to meet liquidity requirements for the foreseeable future.

At December 31, 1997, the Operating Partnership had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Operating Partnership believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

In 1996, the Company concurrently sold 4,887,500 shares of Common Stock (including 637,500 shares sold pursuant to the underwriters' exercise of their over-allotment option) through an underwritten public offering and directly placed 1,176,470 shares of Class C Common Stock and 135,000 shares of Common Stock with a limited number of institutional investors at $25.50 per share. The net proceeds of $151.3 million were contributed to the Operating Partnership and were used primarily to repay floating rate debt.

In January 1997, the Company sold 11,500,000 shares of Common Stock (including 1,500,000 shares sold to the underwriters in the exercise of their over-allotment option in February 1997) through an underwritten public offering at $34.50 per share. The net proceeds of $374.8 million were contributed to the Operating Partnership and were used to purchase properties during the first quarter of 1997, many of which were under contract or letter of intent at the time of the offering, and to repay indebtedness. Also, in January 1997, the Company and the Operating Partnership filed a shelf registration statement with the SEC which registered $500.0 million of equity securities of the Company and $500.0 million of debt securities of the Operating Partnership and became effective in January 1997.

In September 1997, the Company and the Operating Partnership filed a shelf registration (the "September 1997 Shelf Registration Statement") with the SEC which registered $500.0 million of equity securities of the Company and $500.0 million of debt securities of the Operating Partnership and became effective in October 1997.

On October 10, 1997, the Company sold 6,000,000 shares of Series C Cumulative Redeemable Preferred Stock for $25.00 per share. Dividends are payable at an annual rate of 7.875% of the liquidation preference of $150.0 million. Net proceeds of $146.0 million were contributed to the Operating Partnership and were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

In November 1997, the Company sold 11,500,000 shares of Common Stock (including 1,500,000 shares sold to the underwriters in the exercise of their over-allotment option) through an underwritten public offering at $38.875 per share. The net proceeds of $425.0 million were contributed to the Operating Partnership and were used to repay indebtedness and to purchase properties which were under contract at the time of the offering.

In December 1997, the Company placed 573,134 shares of Common Stock in a Registered Unit Investment Trust at $41.875 per share together with other publicly traded REIT's. The net proceeds of $22.8 million were contributed to the Operating Partnership and were used to pay down borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of properties.

In 1996 the Operating Partnership issued $375.0 million of investment grade rated unsecured notes in five tranches as follows: $100.0 million of 6.9% notes due January 15, 2004, priced to yield 6.97%; $100.0 million of 8.0% medium-term notes due July 19, 2005; $50.0 million of 7.58% medium-term notes due December 17, 2001; $100.0 million of 7.125% notes due December 1, 2006 priced to yield 7.14%; and $25.0 million of 7.875% notes due December 1, 2016, priced to yield 7.91%. The net proceeds of $372.0 million from these issuances were used to pay down borrowings on the line of credit and to fund ongoing acquisition and development of properties.

In 1997 the Operating Partnership issued $500.0 million of investment grade rated debt. On July 14, 1997, the Operating Partnership issued $150.0 million of investment grade rated unsecured notes. The notes carry an interest rate of 7.125%, were priced to yield 7.183%, and mature on July 1, 2009. On September 29, 1997, the Operating Partnership issued $150.0 million of investment grade rated unsecured debentures. The debentures carry an interest rate of 7.5%, were priced to yield 7.57% and mature on October 1, 2027. On December 8, 1997, the Operating

Partnership issued $200.0 million of 7.35% notes, priced to yield 7.37%, and mature on December 1, 2017. Net proceeds from the July 1997, September 1997 and December 1997 unsecured debt securities of $489.0 million were used to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of properties.

As of December 31, 1997, the Operating Partnership had in total $1.1 billion of investment grade rated unsecured debt securities outstanding. The debt securities have interest rates which vary from 6.65% to 8.00%, and maturity dates which range from 2000 to 2027. Average maturity for all unsecured debt extended from 7.0 years at December 31, 1996, to 10.9 years at December 31, 1997.

The Operating Partnership has a $250.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus
 .80%. The Facility matures in August 2001. This facility has a competitive bid option that allows the Operating Partnership to request bids from the Lenders for advances up to $150.0 million. At December 31, 1997, the Operating Partnership had $0 million outstanding under the Facility. In addition, the Operating Partnership had $200.0 million outstanding under a separate short-term bank facility at December 31, 1997. This short-term facility carries interest at LIBOR plus 0.65% and matures in November 1998 with an option to extend for one more year.

In addition to the unsecured debt securities and the Facility, the Operating Partnership has $96.5 million of secured indebtedness (the "Mortgages") at December 31, 1997. The Mortgages have interest rates varying from 7.37% to 9.75% and maturity dates from 1998 to 2012. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Operating Partnership also has $12.7 million of assessment bonds outstanding as of December 31, 1997.

Subsequent to year end in January and February 1998 the Operating Partnership issued $276.5 million of investment grade rated unsecured notes in three tranches as follows: $150.0 million of 6.75% notes due January 15, 2008, priced to yield 6.79%; $125.0 million of 6.875% notes due February 1, 2005; and $1.5 million of 7.0% notes due February 2, 2007. Additionally, in February 1998, the Company placed 710,832 shares of Common Stock at a price of $42.25 in a Registered Unit Investment Trust along with other publicly traded REIT's. The net proceeds of $274.3 million for the notes and $28.5 million for the Common Shares were used to pay down borrowings on the line of credit and to fund the ongoing acquisition and development of properties.

After completion of the equity and debt offerings, the Company has the capacity pursuant to the September 1997 Registration Statement to issue up to approximately $342.0 million in equity securities and the Operating Partnership has the capacity pursuant to the September 1997 Registration Statement to issue up to $338.5 million in debt securities.

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

Pursuant to the National Association of Real Estate Investment Trusts ("NAREIT") revised definition of Funds from Operations, the Operating Partnership calculates Funds from Operations by adjusting net income before minority interest, calculated in accordance with GAAP, for certain non-cash items, principally the amortization and depreciation of real property and for dividends on shares and other equity interests that are not convertible into shares of Common Stock. The Operating Partnership does not add back the depreciation of corporate items, such as computers or furniture and fixtures, or the amortization of deferred financing costs or debt discount. However, the Operating Partnership eliminates the effect of straight-lined rents, as defined under GAAP, in its FFO calculation, as management believes this presents a more meaningful picture of rental income over the reporting period.

Funds from Operations per unit is calculated based on weighted average units outstanding.

The tables below set forth the Operating Partnership's calculation of Funds from Operations for 1997 and 1996.


                       STATEMENT OF FUNDS FROM OPERATIONS
                             (amounts in thousands)

                                                                                                YEAR ENDED
                                    MARCH 31,     JUNE 30,    SEPTEMBER 30,    DECEMBER 31,      DECEMBER
                                      1997          1997          1997            1997           31, 1997
                                    ---------     ---------   -------------    ------------     ----------
Income from operations before
  disposition of property and
  minority interests:               $  23,812     $  26,111     $  27,051       $  33,160       $ 110,134
Adjustments:
  Depreciation and amortization        10,478        12,276        13,282          16,136          52,172
  Dividends on Series B                (2,510)       (2,510)       (2,510)         (2,510)        (10,041)
   Preferred Stock
  Dividends on Series C                    --            --            --          (2,658)         (2,658)
   Preferred Stock
  Distributions on Preferred
   Operating Partnership Units             --            --            --            (402)           (402)
  Other, net                              187           187           186             186             747
  Straight-lined rent                       3          (579)         (624)           (840)         (2,040)
                                    ---------     ---------     ---------       ----------      ---------
Funds from Operations               $  31,970     $  35,485     $  37,385       $  43,072       $ 147,912
                                    =========     =========     =========       =========       =========
Weighted average diluted share
  equivalents outstanding              52,558        56,353        56,459          64,099          57,396
                                    =========     =========     =========       =========       =========


                       STATEMENT OF FUNDS FROM OPERATIONS
                             (amounts in thousands)

                                                                                                YEAR ENDED
                                    MARCH 31,     JUNE 30,    SEPTEMBER 30,    DECEMBER 31,      DECEMBER
                                      1996          1996          1996            1996           31, 1996
                                    ---------     ---------   -------------    ------------     ----------
Income from operations before
  disposition of property and       $  14,829     $  17,131     $  16,096       $  17,557       $  65,764
  minority interests:
Adjustments:
  Depreciation and amortization         8,475         8,723         9,938           9,904          37,040
  Dividends on Series B                (2,510)       (2,510)       (2,510)         (2,510)        (10,041)
   Preferred Stock
  Dividends on Series C                    --            --            --              --              --
   Preferred Stock
  Distributions on Preferred
   Operating Partnership Units             --            --            --              --              --
  Other, net                              115           120           116             103             303
  Straight-lined rent                     (70)         125            252             (80)            227
                                    ---------     --------      ---------       ---------       ---------
Funds from Operations               $  20,839     $ 23,589      $  23,892       $  24,974       $  93,293
                                    =========     ========      =========       =========       =========
Weighted average diluted share
  equivalents outstanding              39,105       43,438         43,498          43,777          42,460
                                    =========     ========      =========       =========       =========


The sum of quarterly FFO data in 1997 varies from the annual data due to rounding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 10, 1998.


ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 10, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 10, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 10, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                                Page
                                                                                ----
(a) 1. FINANCIAL STATEMENTS AND REPORTS OF ARTHUR ANDERSEN LLP, INDEPENDENT
       AUDITORS
       Reports of Independent Public Accountants                                 35
       Financial Statements:
       Balance Sheets:                                                           36
          Spieker Properties, L.P. Consolidated as of December 31, 1997 and
             1996
       Statements of Operations:
          Spieker Properties, L.P. Consolidated for the Years Ended December 31,
             1997, December 31, 1996, and December 31, 1995                      38
        Statements of Partners' Capital:
          Spieker Properties, L.P. Consolidated for the Years Ended December 31,
             1997, December 31, 1996, and December 31, 1995                      39
        Statements of Cash Flows:
          Spieker Properties, L.P. Consolidated for the Years Ended December 31,
             1997, December 31, 1996, and December 31, 1995                      40
        Notes to Financial Statements                                            41
     2. FINANCIAL STATEMENT SCHEDULES:
        Schedule III -- Real Estate and Accumulated Depreciation as of          51
           December 31, 1997
        All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(B) REPORTS ON FORM 8-K
        During the quarter ended December 31, 1997, the Operating Partnership filed the following reports on Form 8-K and Form 8-K/A:

        (i) Form 8-K/A dated October 10, 1997, which includes the statements of revenues and certain expenses of the WCB Portfolio

        (ii) Form 8-K dated November 28, 1997, which includes the statements of revenues and certain expenses of the San Jose Concourse and The City Office Portfolio

(C) EXHIBITS

        The exhibits cited in the following Index to Exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

EXHIBITS (ENCLOSED ATTACHMENTS ARE SEQUENTIALLY NUMBERED)

EXHIBIT                                INDEX TO EXHIBITS                                  PAGE
NUMBER                                   EXHIBIT TITLE                                  NUMBER
==============================================================================================
3.1         Articles of Incorporation of Spieker Properties, Inc. (1)

3.1A        Articles  of  Amendment  of Spieker  Properties,  Inc.  (incorporated  by reference to Exhibit 3.1A to Spieker Properties, Inc.'s Report on
            Form 10-K for the year ended December 31, 1996)

3.2         Bylaws of Spieker Properties, Inc. (1)

3.3         Articles   Supplementary  of  Spieker  Properties,   Inc.  for  Series  A
            Preferred  Stock  (incorporated  by  reference  to Exhibit 4.2 to Spieker
            Properties,  Inc.'s  Report on Form 10-Q for the quarter  ended March 31,
            1994)

3.4         Articles  Supplementary  of Spieker  Properties,  Inc. for Class B Common
            Stock  (incorporated  by reference to Exhibit 4.2 to Spieker  Properties,
            Inc.'s Report on Form 10-Q for the quarter ended March 31, 1995)

3.5         Articles  Supplementary  of  Spieker  Properties,  Inc.  for the Series B
            Preferred Stock (2)

3.6         Articles  Supplementary  of  Spieker  Properties,  Inc.  for the  Class C
            Common Stock (2)

3.7         Articles Supplementary of Spieker Properties, Inc. for the Series C
            Preferred Stock (incorporated by reference to Exhibit 3.1 to Spieker
            Properties, Inc.'s Report on Form 10-Q for the quarter ended
            September 30, 1997).

4.1         Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K (1)

4.2         Intentionally omitted

4.3 Series A Preferred Stock Purchase Agreement, (incorporated by reference to Exhibit 4.1 to Spieker Properties, Inc.'s Form 10-Q
            Report for the quarter ended March 31, 1994)

4.4         Investor Rights Agreement relating to A Series Preferred Stock
            (incorporated by reference to Exhibit 4.3 to Spieker Properties,
            Inc.'s Form 10-Q Report for the quarter ended March 31, 1994)

4.5         Indenture dated as December 6, 1995, among Spieker Properties,
            L.P., Spieker Properties, Inc. and State Bank and Trust, as
            Trustee (2)

4.6         First Supplemental Indenture relating to the 2000 Notes, the 2000
            Note and Guarantee (2)

4.7 Second Supplemental Indenture relating to the 2001 Notes, 2001 Note and Guarantee (2)

4.8         Third Supplemental Indenture relating to the 2002 Notes, the 2002
            Note and Guarantee (2)

4.9         Fourth Supplemental Indenture relating to the 2004 Notes and the
            2004 Note (2)

4.10 Class B Common Stock Purchase Agreement (incorporated by reference to Exhibit 4.1 to Spieker Properties, Inc.'s Form 10-Q Report for the quarter ended March 31, 1994)

4.11        Investor's Rights Agreement relating to Class B Common Stocks
            (incorporated by reference to Exhibit 4.3 to Spieker Properties,
            Inc.'s Form 10-Q Report for the quarter ended March 31, 1994)

EXHIBIT                                INDEX TO EXHIBITS                                  PAGE
NUMBER                                   EXHIBIT TITLE                                  NUMBER
==============================================================================================
4.12        Class C Common Stock Purchase Agreement (2)

4.13        Investor's Rights Agreement relating to Class C Common Stock (2)

4.14        Fifth Supplemental Indenture relating to the Medium Term Note
            Program and Forms of Medium Term Notes (incorporated by reference to
            Exhibit 4.1 to Spieker Properties, Inc.'s Quarterly Report on Form
            10-Q for the quarter ended June 30, 1996)

4.15        Sixth Supplemental Indenture relating to the 7 1/8% Notes Due 2006
            (incorporated by reference to Exhibit 4.1 of Spieker Properties,
            Inc.'s Current Report on Form 8-K filed with the Commission on
            December 19, 1996)

4.16        Seventh Supplemental Indenture relating to the 7 7/8% Notes Due 2016
            (incorporated by reference to Exhibit 4.2 of Spieker Properties,
            Inc.'s Current Report on Form 8-K filed with the Commission on
            December 19, 1996)

4.17        Eighth Supplemental Indenture relating to the 7.125% Notes Due 2009
            (incorporated by reference to Exhibit 4.9 of Spieker Properties,
            Inc's Registration statement on Form S-3 (File No. 333-35997))

4.18        Ninth Supplemental Indenture relating to the 7.50% Debentures Due
            2027 (incorporated by reference to Exhibit 4.1 Spieker Properties,
            Inc.'s Report on Form 10-Q for the quarter ended September 30, 1997)

4.19        Tenth Supplemental Indenture relating to the 7.35% Debentures Due
            2017 (incorporated by reference to Exhibit 4.1 Spieker Properties,
            Inc.'s Current Report on Form 8-K dated January 30, 1998)

4.20        Eleventh Supplemental Indenture relating to the 6.75% Notes Due 2008
            (incorporated by reference to Exhibit 4.2 Spieker Properties, Inc.'s
            Current Report on Form 8-K dated January 30, 1998)

4.21        Twelfth Supplemental Indenture relating to the 6.875% Notes Due 2006
            (incorporated by reference to Exhibit 4.3 Spieker Properties, Inc.'s
            Current Report on Form 8-K dated January 30, 1998)

4.22        Thirteenth Supplemental Indenture relating to the 7% Notes Due 2007
            (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s
            Current Report on Form 8-K dated January 30, 1998)

10.1        Second Amended and Restated Agreement of Limited Partnership of
            Spieker Properties, L.P.

10.2        First Amendment to Second Amended and Restated Agreement of Limited
            Partnership of Spieker Properties, L.P.

10.3        Credit Agreement among Spieker Properties, L.P., as borrower, Wells
            Fargo Bank, as Agent, Morgan Guaranty Trust Company of New York, as
            Documentation Agent, and the lenders named therein, dated as of August 8, 1997, and Loan Notes pursuant to such Credit Agreement
            (incorporated by reference to Exhibit 10.16 to Spieker Properties,
            Inc.'s Current Report on Form 8-K dated September 22, 1997))

EXHIBIT                                INDEX TO EXHIBITS                                  PAGE
NUMBER                                   EXHIBIT TITLE                                  NUMBER
==============================================================================================
10.4*       Form of Employment Agreement between the Company and each of Warren
            E. Spieker, Jr., John K. French, Bruce E. Hosford, and Dennis E.
            Singleton (1)

10.5*       Form of Spieker Merit Plan (1)

10.6*       Amended and Restated Spieker Properties, Inc. 1993 Stock Incentive
            Plan (incorporated by reference to Exhibit 4.3 to Spieker
            Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

10.7        Form of Indemnification Agreement between Spieker Properties, Inc.
            and its directors and officers (incorporated by reference to Exhibit
            10.21 to Spieker Properties, Inc.'s Registration Statement on Form
            S-11 (File No. 33-67906))

10.8        Form of Land Holding Agreement among Spieker Properties, Inc.,
            Spieker Northwest, Inc., Spieker Properties, L.P. and owner of the applicable Land Holding (incorporated by reference to Exhibit 10.22 to Spieker Properties, Inc.'s Registration Statement on Form S-11
            (File No. 33-67906))

10.9*       Form of Employee Stock Incentive Pool (incorporated by reference to
            Exhibit 10.35 to Spieker Properties, Inc.'s Registration Statement on Form S-11 (File No. 33-67906))


10.10       Form of Excluded Property Agreement between the Operating
            Partnership and certain of the Senior Officers (incorporated by reference to Exhibit 10.36 to Spieker Properties, Inc.'s
            Registration Statement on Form S-11 (File No. 33-67906))

10.11*      Amended and Restated Spieker Properties, Inc. 1993 Directors' Stock
            Option Plan (incorporated by reference to Exhibit 4.2 to Spieker
            Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

12.1        Schedule of Computation of Ratio of Earnings to Combined Fixed
            Charges

21.1        List of Subsidiaries of Spieker Properties, L.P.

23.1        Consent of Independent Public Accountants

----------
* Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-11 (Registration No. 33-67906), which became effective on November 10, 1993.
(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Spieker Properties, L.P.:

We have audited the accompanying consolidated balance sheets of Spieker Properties, L.P. (a California limited partnership) as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital and cash flows for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the management of Spieker Properties, L.P. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spieker Properties, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

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


San Francisco, California
January 27, 1998

                                        ARTHUR ANDERSEN LLP

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996

                             (dollars in thousands)

                                     ASSETS

                                                               1997              1996
                                                            ----------        ----------
INVESTMENTS IN REAL ESTATE:
  Land, land improvements and leasehold interests           $  694,621        $  338,445
  Buildings and improvements                                 2,159,581           944,646
  Construction in progress                                      89,509            31,969
                                                            ----------        ----------
                                                             2,943,711         1,315,060
  Less -- accumulated depreciation                            (169,051)         (127,701)
                                                            ----------        ----------
                                                             2,774,660         1,187,359
  Investment in mortgages                                      271,675            14,381
  Property held for disposition, net                            37,186           117,732
                                                            ----------        ----------
     Net investments in real estate                          3,083,521         1,319,472


CASH AND CASH EQUIVALENTS                                       22,628            29,336


ACCOUNTS  RECEIVABLE,  net of allowance for doubtful
  accounts  of  $260  and  $430 as of  December  31,             8,661             3,799
  1997, and 1996


DEFERRED RENT RECEIVABLE                                         5,276             3,242


RECEIVABLE FROM AFFILIATES                                         294               117


DEFERRED   FINANCING  AND  LEASING  COSTS,   net  of
  accumulated  amortization of $10,036 and $7,682 as
  of December 31, 1997 and 1996, respectively                   30,983            15,860


FURNITURE, FIXTURES & EQUIPMENT, net                             3,375             2,386


PREPAID  EXPENSES,  DEPOSITS ON PROPERTIES AND OTHER
  ASSETS                                                        50,892            16,054


INVESTMENT IN AFFILIATE                                         37,304                48
                                                            ----------        ----------

                                                            $3,242,934        $1,390,314
                                                            ==========        ==========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996

                             (dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       1997              1996
                                                                    ----------        ----------
DEBT:
  Unsecured notes                                                   $1,135,000        $  635,000
  Unsecured short-term borrowings                                      200,000            39,000
  Mortgage loans                                                        96,502            45,997
                                                                    ----------        ----------
    Total debt                                                       1,431,502           719,997
                                                                    ----------        ----------

ASSESSMENT BONDS PAYABLE                                                12,672             4,758
ACCOUNTS PAYABLE                                                         9,519             3,258
ACCRUED REAL ESTATE TAXES                                                1,003               731
ACCRUED INTEREST                                                        21,541            10,471
UNEARNED RENTAL INCOME                                                  13,712             6,345
DIVIDENDS AND DISTRIBUTIONS PAYABLE                                     41,110            18,660
OTHER ACCRUED EXPENSES AND LIABILITIES                                  32,034            16,406
                                                                    ----------        ----------
   Total liabilities                                                 1,563,093           780,626
                                                                    ----------        ----------

MINORITY INTERESTS                                                      (1,257)           (1,240)
                                                                    ----------        ----------

COMMITMENTS AND CONTINGENCIES                                               --                --

PARTNERS' CAPITAL:
  General Partners, including a liquidation preference of
   $281,250 and $131,250 as of December 31, 1997, and 1996,          1,493,828           563,928
   respectively
  Limited Partners                                                     187,270            47,000
                                                                    ----------        ----------
     Total Partners' Capital                                         1,681,098           610,928
                                                                    ----------        ----------

                                                                    $3,242,934        $1,390,314
                                                                    ==========        ==========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                 (dollars in thousands, except per unit amounts)

                                                     Year Ended     Year Ended      Year Ended
                                                    December 31,   December 31,    December 31,
                                                       1997           1996             1995
                                                    ------------   ------------    ------------
REVENUES:
  Rental income                                       $321,609        $196,471       $151,412
  Interest and other income                              9,704           4,228          1,979
                                                      --------        --------       --------
                                                       331,313         200,699        153,391
                                                      --------        --------       --------
OPERATING EXPENSES:
  Rental expenses                                       66,654          34,690         24,601
  Real estate taxes                                     24,644          15,510         11,934
  Interest expense, including amortization of
   discount and financing costs                         62,266          37,235         46,386
  Depreciation and amortization                         52,779          37,385         31,602
  General and administrative and other expenses         14,836          10,115          8,533
                                                      --------        --------       --------
                                                       221,179         134,935        123,056
                                                      --------        --------       --------
     Income (loss) from operations before
      disposition of property, minority interests      110,134          65,764         30,335
      and extraordinary items                         --------        --------       --------

GAIN ON DISPOSITION OF PROPERTY                         20,252           8,350             --
                                                      --------        --------       --------
     Income from operations before minority
      interests and extraordinary items                130,386          74,114         30,335

MINORITY INTERESTS' SHARE IN NET (INCOME) LOSS             (21)            (23)           109
                                                      --------        --------       --------
     Net income before extraordinary items             130,365          74,091         30,444
EXTRAORDINARY ITEMS                                         --              --        (40,805)
                                                      --------        --------       --------
     Net income (loss)                                $130,365        $ 74,091       $(10,361)
                                                      --------        --------       --------
PREFERRED OPERATING PARTNERSHIP UNIT
DISTRIBUTION                                              (402)             --             --
                                                      --------        --------       --------
  Net income (loss) available to general and          $129,963        $ 74,091       $(10,361)
    limited partners'                                 ========        ========       ========

     General Partner                                  $115,004        $ 64,190        $(8,837)
     Limited Partner                                    14,959           9,901         (1,524)
                                                      --------        --------       --------
       Totals                                         $129,963        $ 74,091       $(10,361)
                                                      =========       ========       ========
  Net income (loss) per Operating Partnership unit:
   Basic earnings per unit:
   Income before extraordinary items                  $   2.29        $   1.76       $    .90
   Extraordinary items                                      --              --          (1.21)
                                                      --------        --------       --------
     Net income (loss)                                $   2.29        $   1.76       $   (.31)
                                                      ========        =========      ========
   Diluted earnings per unit:
   Income before extraordinary items                  $   2.26        $   1.74       $    .90
   Extraordinary items                                      --              --          (1.21)
                                                      --------        ---------      --------
     Net income (loss)                                $   2.26        $   1.74       $   (.31)
                                                      ========        =========      ========
  Distributions per Operating Partnership Unit:
   General Partners:
     From net income                                  $   2.26        $   1.74       $     --
     Representing a return of capital                      .08             .30           1.76
                                                      --------        --------       --------
     Total distributions                              $   2.34        $   2.04       $   1.76
                                                      ========        ========       ========
    Limited Partners:
     From net income                                  $   1.98        $   1.51       $     --
     Representing a return of capital                       --             .21           1.68
                                                      --------        --------       --------
      Total distributions                             $   1.98        $   1.72       $   1.68
                                                      ========        ========       ========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (dollars in thousands)

                                        General      Limited
                                        Partner      Partner       General      Limited
                                         Units        Units        Partner      Partner       Total
                                       ----------   ---------     --------      -------     --------
BALANCE AT DECEMBER 31, 1994          21,637,026    5,876,586      206,304       52,456      258,760
  Contribution-Proceeds from sale
   of Series B Preferred Stock                 -            -      102,064            -      102,064
  Contribution-Proceeds from sale
   of Class B Common Stock             2,531,646            -       49,961            -       49,961
  Contribution-Proceeds from sale
   of Common Stock                     6,256,329            -      117,158            -      117,158
  Conversion of limited partners'         16,731      (16,731)         343         (343)           -
   interests
  Contribution of property                     -      705,501            -        8,907        8,907
  Contributions-Exercise of stock         33,500            -          686            -          686
   options
  Amortization of deferred                     -            -          339            -          339
   compensation
  Partner Distributions                        -            -      (48,171)     (10,767)     (58,938)
  Net loss                                     -            -       (8,837)      (1,524)     (10,361)
                                       ---------    ---------    ---------    ---------    ---------

BALANCE AT DECEMBER 31,1995           30,475,232    6,565,356      419,847       48,729      468,576

  Contribution-Proceeds from sale
   of Class C Common Stock             1,176,470            -       29,963            -       29,963
  Contribution-Proceeds from sale
   of Common Stock                     5,022,500            -      121,368            -      121,368
  Conversion of limited partners'
   interests                              15,537      (15,537)         386         (386)           -
  Restricted Stock grant                   8,000            -            -            -            -
  Non-cash compensation merit fund             -            -          100           20          120
  Contributions-Exercise of stock
   options                                51,750            -        1,061            -        1,061
  Amortization of deferred                     -            -          388            -          388
   compensation
  Partner distributions                        -            -      (73,375)     (11,264)     (84,639)
  Net income                                   -            -       64,190        9,901       74,091
                                      ----------    ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 31,1996           36,749,489    6,549,819      563,928       47,000      610,928

  Contribution-Proceeds from sale
   of Series C Preferred Stock                 -            -      145,959            -      145,959
  Contribution-Proceeds from sale
   of Common Stock                    23,573,134            -      822,636            -      822,636
  Sale of Operating Partnership
   Units                                       -          775            -           25           25
  Conversion of Operating
   Partnership Units to Common
   Stock                                 155,380     (155,380)           -            -            -
  Conversion of Operating
   Partnership Units - Employee
   Stock Incentive Pool                   14,984      (14,984)         524         (524)           -
  Contribution of property                     -      941,896            -       97,164       97,164
  Restricted Stock grant                  41,073            -            -            -            -
  Non-cash compensation merit fund             -            -          236           36          272
  Contributions-Exercise of stock
   options                               166,200            -        3,425            -        3,425
  Amortization of deferred
   compensation                                -            -          593            -          593
  Allocation from General Partner
   to Limited Partner                          -            -      (42,855)      42,855            -
  Partner distributions                        -            -     (115,622)     (14,647)    (130,269)
  Net income                                   -            -      115,004       15,361      130,365
                                       ---------    ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1997          60,700,260    7,322,126   $1,493,828    $ 187,270   $1,681,098
                                      ==========    =========    =========     ========    =========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                             (dollars in thousands)


                                                         Year Ended      Year Ended      Year Ended
                                                        December 31,    December 31,    December 31,
                                                            1997            1996            1995
                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                    $  130,365      $   74,091      $  (10,361)
   Adjustments to reconcile net income (loss) to net
    cash provided by (used) for operating activities-
   Depreciation and amortization                            52,779          37,385          31,602
   Amortization of discount and deferred financing
    costs                                                    1,426           1,224           9,362
   Non-cash compensation                                       865             508             368
   Minority interests' share of net income (loss)               21              23            (109)
   Extraordinary items                                           -               -          40,805
   Gain on disposition of property                         (20,252)         (8,350)              -
   Increase in accounts receivable and other assets        (11,935)         (2,891)         (1,954)
   (Increase) decrease in receivables from related
    parties                                                   (177)            269             453
   Decrease in assessment bonds payable                     (1,070)           (849)           (726)
   Increase in accounts payable and accrued expenses
    and liabilities                                         28,086           2,985           8,959
   Increase in accrued real estate taxes                       272             225             328
   Increase (decrease) in accrued interest                  11,070           7,961          (1,070)
   Decrease in payable to related party                          -               -          (1,186)
                                                        ----------      ----------      ----------
    Net cash provided by operating activities              191,450         112,581          76,471
                                                        ----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to properties                              (1,483,866)       (406,552)       (195,528)
   Additions to deposits on properties, net                (31,473)         (8,974)           (904)
   Additions to investment in mortgages                   (257,294)        (14,381)              -
   Additions to leasing costs                               (8,231)         (5,627)         (4,083)
   Additions to investment in affiliate                    (37,256)              -               -
   Proceeds from disposition of properties                 120,235          47,967               -
                                                        ----------      ----------      ----------
    Net cash used for investing activities              (1,697,885)       (387,567)       (200,515)
                                                        ----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                    1,368,000         684,800         472,677
   Payments on debt                                       (720,435)       (455,205)       (550,763)
   Payments of financing fees                              (12,026)         (3,612)         (2,747)
   Payment of distributions                               (107,857)        (81,626)        (54,377)
   Capital contributions-- stock offerings                 968,595         151,331         269,183
   Capital contributions-- stock options exercised           3,425           1,061             686
   Proceeds from sale of operating partnership units            25               -               -
   Prepayment of interest, restructuring fees, and
    penalties                                                    -               -         (12,705)
                                                        ----------      ----------      ----------
    Net cash provided by financing activities            1,499,727         296,749         121,954
                                                        ----------      ----------      ----------
    Net increase (decrease) in cash and cash
    equivalents                                             (6,708)         21,763          (2,090)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            29,336           7,573           9,663
                                                        ----------      ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    22,628      $   29,336      $    7,573
                                                        ==========      ==========      ==========

                            SPIEKER PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (dollars in thousands, except share data)

                           DECEMBER 31, 1997 AND 1996


1.  ORGANIZATION AND BASIS OF PRESENTATION

    Spieker Properties, L.P. (the "Operating Partnership") was formed on November 10, 1993, and commenced operations on November 19, 1993, when Spieker Properties, Inc. (the "Company"), the general partner in the Operating Partnership, completed its initial public offering ("IPO") on November 18, 1993. The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended. As of December 31, 1997, the Company owned an approximate 89.2 percent general interest in the Operating Partnership.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Consolidation

    The Operating Partnership's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiary partnerships as of December 31, 1997 and 1996, and its consolidated results of operations and cash flows for the years ended December 31, 1997, 1996 and 1995. The Operating Partnership's investment in Spieker Northwest, Inc. (an unconsolidated Preferred Stock subsidiary) is accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

    Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Operating Partnership on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of December 31, 1997 and 1996, none of the carrying values of the properties exceeded their estimated fair values. As of December 31, 1997 and 1996, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

    The Operating Partnership owns mortgage loans that are secured by real estate. Certain of the mortgage loans are with an affiliate of the Operating Partnership (see note 4). The Company assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of December 31, 1997, the estimated fair value of the underlying real estate was in excess of the Operating Partnership's book value of the mortgage loans.

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

    Deferred Financing and Leasing Costs

    Costs incurred in connection with financing or leasing are capitalized and amortized on a straight-line basis over the term of the related loan or lease. Unamortized financing and leasing costs are charged to expense upon the early termination of the lease or upon the early payment of financing.

    Fair Value of Financial Instruments

    Based on the borrowing rates currently available to the Operating Partnership, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit and overnight repurchase agreements with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

    Minority Interests

    Minority interest represents a 10 percent interest in one property and a 7.5 percent interest in a second property held by outside interests.

    Preferred Operating Partnership Units

    In connection with the acquisition of the WCB Portfolio (see note 3) the Operating Partnership issued in part limited partners' interest of 2,007,495 Preferred Operating Partnership Units to the sellers of the portfolio. The Preferred Operating Partnership Units are convertible into 1,824,994 Operating Partnership Units at the discretion of the holder subsequent to May 3, 1998, or they may be redeemable for cash subsequent to December 3, 2002. Preferred Operating Partnership Units are paid distributions quarterly in the amount of $1,266.

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

    Extraordinary Items

    Extraordinary items for the year ended December 31, 1995, consist of (i) $11,767 in prepayment penalties, and a write-off of $28,100 in previously capitalized debt discount (prepaid interest and arrangement fee paid to a secured lender at the time of the IPO and until December 1995 was amortized to interest expense) related to the paydown of the secured debt as a result of the stock offering in December 1995, and (ii) a fee of $938 paid in connection with the conversion of the secured line of credit into an unsecured facility.

    Net Income (Loss) Per Unit

    Per unit amounts for the Company are computed using the weighted average units outstanding during the period. The diluted weighted average general partner units and limited partner units outstanding include the dilutive effect of stock options. The basic and diluted weighted average general partner units and limited partners units outstanding for the year ended December 31, 1997, 1996 and 1995 are as follows:

                                      Basic                       Basic
                              General Partner Units       Limited Partner Units
                              ---------------------       ---------------------
    Year ended:
      December 31, 1997             49,424,808                   7,209,418
      December 31, 1996             35,657,829                   6,549,819
      December 31, 1995             27,300,803                   6,409,742

                                     Diluted                     Diluted
                              General Partner Units       Limited Partner Units
                              ---------------------       ---------------------
    Year ended:
      December 31, 1997             50,186,572                   7,209,418
      December 31, 1996             35,910,652                   6,549,819
      December 31, 1995             27,360,000                   6,409,742


    Reclassifications

    Certain items in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

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

3. ACQUISITIONS AND DISPOSITIONS

    The Operating Partnership acquired the following properties (the "1997 Acquisitions") during the year ended December 31, 1997:

                                                        Property     Total Rentable
   Project Name                     Location             Type (1)      Square Feet     Initial Cost(2)
   ------------                     --------            ---------    --------------    ---------------
   Southcenter West Business Park   Tukwila, WA              I           286,921        $  6,400
   Mission West Portfolio           San Diego, CA            O           619,935          45,300
   Emeryville Portfolio             Emeryville, CA           O           946,385          125,700(3)
   Brea Park Centre                 Brea, CA                 O           141,837          10,800
   555 Twin Dolphin Drive           Redwood Shores, CA       O           198,494          40,900
   North Creek Parkway Centre       Bothell, WA              O           204,871          22,600
   Riverside Centre                 Portland, OR             O            98,434           9,300
   Metro Plaza                      San Jose, CA             O           411,288          73,900
   1740 Technology                  San Jose, CA             O           194,538          39,600
   Fountaingrove                    Santa Rosa, CA           O           160,808          16,200
   Pasadena Financial               Pasadena, CA             O           145,702          26,700
   Century Square                   Pasadena, CA             O           205,653          41,700
   Point West Corporate Center      Sacramento, CA           O           145,184          17,200(6)
   Sierra Point                     Brisbane, CA             O            99,150          10,600
   Brea Corporate Plaza             Brea, CA                 O           119,406          10,900
   McKesson Building                Pasadena, CA             O           150,951          19,100
   Coral Tree Commerce Center       Vista, CA                I           130,866           8,400
   Progress Industrial Park         Vista, CA                I           123,275           7,500
   Lafayette Terrace                Lafayette, CA            O            47,392           7,500
   Parkway Industrial               Portland, OR             I           175,000           7,500
   Brea Corporate Place             Brea, CA                 O           490,000          62,300
   Sepulveda Center                 Los Angeles, CA          O           170,134          25,200
   Kennedy Portfolio                Portland, OR (4)         I         1,265,000         111,800
   790 E. Colorado                  Pasadena, CA             O           130,000          19,300
   Washington Park                  Federal Way, WA          O            50,000           6,100
   Nobel Corporate Plaza            San Diego, CA            O           103,192          16,700
   Kelley Point Distribution
   Center                           Portland, OR             I           500,000          16,400
   Tower 17                         Irvine, CA               O           229,133          40,100
   Johnson Ranch Corporate Center   Roseville, CA            O           127,059          20,500(6)
   San Mateo Baycenter II           San Mateo, CA            O           119,152          24,400
   Southgate Office Plaza           Renton, WA               O           268,347          31,000(6)
   Borregas Avenue                  Sunnyvale, CA            I            39,899           3,100
   California Circle                Milpitas, CA             I            95,545          10,200
   La Jolla Centre I                La Jolla, CA             O           154,320          29,500
   Park Plaza                       San Diego, CA            O            66,745           9,500
   Plaza Center / U.S. Bank Center  Bellevue, WA             O           458,000          80,600
   WCB Portfolio                    (5)                     O/I        3,420,807         422,600(3)(6)
   ABAM Building                    Federal Way, WA          O            50,000           4,900
   Douglas Center                   Roseville, CA            O           100,000          14,000(6)
   11999 San Vincente               Brentwood, CA            O            55,457          12,500

----------
    (1) "O" indicates office property; "I" indicates industrial property.
    (2) Represents the initial acquisition cost of the properties excluding any additional repositioning costs.
    (3) The Operating Partnership paid cash and issued Operating Partnership Units or Preferred Operating Partnership Units to the sellers of this portfolio.
    (4) Also includes properties located in Redmond, WA; Fremont, CA and Hayward, CA.
    (5) Properties are located in California, Oregon and Washington.
    (6) Includes cost of land to be developed.

During the year ended December 31, 1996, the Operating Partnership acquired 4,708,776 square feet of office and industrial property at an initial cost of $340,298 (the "1996 Acquisitions"). The 1997 and 1996 acquisitions were recorded using the purchase method of accounting.

The Operating Partnership disposed of the following properties (the "1997 Dispositions") during the year ended December 31, 1997:

                                                        Property     Total Rentable
   Project Name                     Location             Type (1)      Square Feet     Sales Price
   ------------                     --------            ---------    --------------    ------------
   Totem Hill                       Kirkland, WA             R         25,250       $ 4,100
   Arbor Faire                      Fresno, CA               R        199,956        18,500
   Broadway Faire                   Fresno, CA               R         60,383         9,100
   Walker Center                    Beaverton, OR            R         89,624        10,000
   West Park Plaza                  San Jose, CA             R         88,136        10,100
   Woodside                         Redwood City, CA         R         80,598        12,000
   South Point Plaza                Everett, WA              R        188,945        14,600
   Sunset Science                   Portland, OR             I         49,750         2,400
   Metro 580                        Pleasanton, CA           R        174,653        21,700
   Jefferson Parking                Boise, ID                -              -           800
   Howe Avenue                      Sacramento, CA           O        118,473         8,800
   Arden Square                     Sacramento, CA           R        100,162        10,300
   Arden Office                     Sacramento, CA           O         52,313         3,400

----------
    (1) "O" indicates office property; "I" indicates industrial property; "R" indicates retail property.


During the year ended December 31, 1996, the Operating Partnership disposed of three retail properties and one industrial property for $49,188 (the "1996 Dispositions").

The following unaudited pro forma summary financial information for the years ended December 31, 1997, and 1996 combines the consolidated results of operations of the Operating Partnership as if the 1997 and 1996 Acquisitions and the 1997 and 1996 Dispositions had all occurred on January 1, 1996.
Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Operating Partnership. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the 1997 and 1996 Acquisitions and the 1997 and 1996 Dispositions had been consummated at January 1, 1996, and carried forward through December 31, 1997, nor does it purport to represent the future financial position and result of operations for future periods.

                                                         Year Ended December 31,
                                                            1997          1996
                                                          ---------     ---------
             Revenues                                     $ 451,539     $ 417,453
                                                          =========     =========
             Net income available to general and
               limited partners' before
               disposition of property                    $ 139,755     $ 117,010
                                                          =========     =========

             Net income available to general and
                limited partners' before
                disposition of property per unit
                         Basic                            $    2.05     $    1.72
                                                          =========     =========
                         Diluted                          $    2.03     $    1.70
                                                          =========     =========

             Operating Partnership Units outstanding --
                diluted                                  68,915,695    68,915,695
                                                         ==========    ==========

4. TRANSACTIONS WITH AFFILIATES

    Revenues and Expenses

    The Operating Partnership received $919, $802 and $1,427 during 1997, 1996 and 1995, respectively, for management services provided to certain properties that are controlled and operated by either Spieker Northwest, Inc. or Spieker Partners related entities (collectively, "Spieker Partners"). Certain officers of Spieker Properties, Inc., are partners in Spieker Partners.

    Acquisition of Properties

    On October 1, 1997, the Operating Partnership acquired San Mateo Baycenter II (SMBC II), a 119,152 square foot office building located in San Mateo, California, valued at $24,434, through the purchase of a partnership interest in a related entity in which two officers of the Company held a general partnership interest. The Operating Partnership paid $5,818 to unaffiliated limited partners, issued partnership units with a value of $7,625 to the two officers and assumed a mortgage of $10,991 in connection with the purchase. The basis of the property was recorded as the sum of cash paid to acquire unaffiliated partners' interest and the carryover basis of the two officers of the Company who held general partnership interest in SMBC II. The monetary value of the Operating Partnership units issued to the two officers of the Company was based upon the negotiated value paid to the unaffiliated partners. The number of Operating Partnership units issued was calculated by dividing such monetary basis by the stock price of the Company's Common Stock (into which such units are convertible) at the close of day prior to acquisition.

    On December 12, 1997, the Operating Partnership acquired a land parcel under landholding agreements with certain senior officers of the Company. The landholding agreement provides that the Operating Partnership has the option to purchase a landholding for the lower of a predetermined fixed price or an appraised fair market value and that the Directors of the Company must approve the purchase. The 10.18 acre land parcel located in Monterey, California, was acquired for $1,486, which was an appraised amount that was lower than the fixed price specified in the landholding agreement. The Operating Partnership acquired the land for the purpose of developing a 34,895 square foot office building at an estimated total cost of $4,937.

    During the year ended December 31, 1996, the Operating Partnership purchased certain land parcels from Spieker Partners totaling $1,783, pursuant to the provisions of certain landholding agreements. The acquisitions from Spieker Partners were subject to approval by the Board of Directors of the Company.

    Receivable From Affiliates

    The $294 and $117 receivable from affiliates at December 31, 1997 and 1996, respectively, primarily represents management fees and reimbursements due from Spieker Northwest, Inc. and Spieker Partners.

    Investments in Mortgages

    Included in Investment in Mortgages are $257,294 of loans to Spieker Northwest, Inc. (SNI). The loans are secured by deeds of trust on real property, bear interest at 8.5%, and mature in 2012. Interest income of $3,108 is included in interest and other income for the year ended December 31, 1997.

    Investments in Affiliate

    The investment in affiliate represents an investment in SNI. The Operating Partnership owns 95% of the Preferred Stock of SNI. Certain Senior Officers of the Company own 100% of the voting stock of SNI. SNI owns 2.8 million square feet of office, industrial and retail property located in various states. In addition, SNI owns seven parcels of land totaling 86.6 acres. The entire portfolio of property is held for sale at December 31, 1997. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

    Summarized condensed financial information of SNI is presented as follows:

                                            December 31, 1997      December 31,1996
                                            -----------------      ----------------
      Balance Sheet:
         Investments in real estate, net       $  296,094              $        -
         Other assets                               2,915                     351
                                               ----------              ----------
                                               $  299,009              $      351
                                               ==========              ==========

         Mortgages and other                   $  260,520              $        1
         Shareholders' equity                      38,489                     350
                                               ----------              ----------
                                               $  299,009              $      351
                                               ==========              ==========


                             Year Ended            Year Ended           Year Ended
                          December 31, 1997      December 31, 1996   December 31, 1995
                          -----------------      -----------------   -----------------
 Results of Operations:
    Revenues                  $  6,750              $  1,304             $  1,309
    Interest expense             3,108                     -                    -
    Other expenses               3,461                 1,224                1,287
                              --------              --------             --------
    Net Income                $    181              $     80             $     22
                              ========              ========             ========


5. PROPERTY HELD FOR DISPOSITION

    The Operating Partnership has determined to focus exclusively on properties that meet its continuing strategic objectives. The Operating Partnership has therefore decided to divest itself of its retail properties and certain other properties. Included in property held for disposition of $37,186 at December 31, 1997, are two properties. One of the properties is a retail center located in Northern California and the other property is an office building located in Southern California. The retail property was disposed of subsequent to December 31, 1997 (see note 15). The divestiture of the remaining property is subject to identification of a purchaser, negotiation of acceptable terms and other customary conditions. Property held for disposition at December 31, 1996, of $117,732 consisted of 10 retail properties of which nine were disposed of during 1997 (see note 3).

    The following summarizes the condensed results of operations of the two properties held for disposition for the years ended December 31, 1997, 1996 and 1995:

                                         1997           1996             1995
                                         ----           ----             ----
         Income                         $6,464         $5,542           $5,356
         Property Operating Expenses     1,852          1,478            1,132
                                        ------         ------           ------
         Net Operating Income           $4,612         $4,064           $4,224
                                        ======         ======           ======

6. DEBT

    As of December 31, 1997 and 1996, debt consists of the following:

                                                                          1997          1996
                                                                          ----          ----
    Unsecured investment grade notes, varying fixed interest rates
       from 6.65% to 8.00% payable semi-annually, due 2000 to 2027    $1,135,000       $635,000
    Unsecured short-term borrowings:
       Unsecured line of credit                                                -         39,000
       Unsecured short-term bank facility                                200,000              -
    Mortgage loans, varying interest rates from 7.37% to 9.75%, due
       1998 to 2012                                                       96,502         45,997
                                                                      ----------       --------
                                                                      $1,431,502       $719,997
                                                                      ==========       ========


    On August 8, 1997, the Operating Partnership amended its Unsecured Line of credit facility. The maximum amount available under the facility is $250,000. The facility carries interest at LIBOR (London Interbank Offered Rates) plus 0.80%, matures in August 2001, includes an annual administrative fee of $50 and an annual facility fee of .20%. The line of credit facility is subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Operating Partnership is currently in compliance with all of the covenants in the line of credit facility concerning its indebtedness.

    On November 13, 1997, the Operating Partnership obtained a $200,000 short-term bank facility. This short-term facility carries interest at LIBOR plus 0.65% (6.53% at December 31, 1997) and matures November 1998 with an option to extend for one more year.

    Mortgage loans generally require monthly principal and interest payments. The mortgage loans are secured by deeds of trust on 16 properties. The undepreciated book value of real estate assets pledged as collateral under deeds of trust for mortgage loans at December 31, 1997, and December 31, 1996, is $228,618 and $79,440, respectively.

    The unsecured notes are subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Operating Partnership is currently in compliance with all of the covenants in the unsecured note agreements governing its indebtedness.

    Interest capitalized for the years ended December 31, 1997, 1996 and 1995, was $6,338, $3,116 and $1,301, respectively.

    Maturity Schedule

    The scheduled maturities of all debt outstanding as of December 31, 1997, are as follows:

    Year                                           Amount
    ----                                           ------
    1998 (includes short-term borrowings, see     $ 202,917
         paragraph above)
    1999                                              6,991
    2000                                            102,066
    2001                                            133,814
    2002                                            123,558
    Thereafter                                      862,156
                                                 ----------
                                                 $1,431,502
                                                 ==========

7. LEASING ACTIVITY

    Future minimum rentals due under noncancelable operating leases in effect at December 31, 1997, with tenants are as follows:

    Year                           Amount
    ----                           ------
    1998                          $ 353,118
    1999                            303,991
    2000                            241,265
    2001                            185,749
    2002                            114,749
    Thereafter                      223,904
                                  ---------
                                 $1,422,776
                                  =========


    In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $83,170, $44,155 and $32,125 for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts are included as rental revenue and rental expense in the accompanying statements of operations. Certain of the leases also provide for the payment of additional rent based on a percentage of the tenant's revenues. Additional rents under these leases for the years ended December 31, 1997, 1996 and 1995, were $254, $362 and $310 respectively.
    Certain leases contain options to renew.

8.  PARTNER DISTRIBUTIONS PAYABLE

    The partner distributions payable at December 31 1997, and 1996, represents amounts payable to partners for the quarters then ended.

9.  INCOME TAXES

    Spieker Properties, L.P. and its subsidiary partnerships file federal and state income tax returns. They pay no income taxes other than the $800 minimum tax per limited partnership to the State of California. Taxable income or loss is reportable by the individual partners.

    The Operating Partnership's consolidated taxable income for the years ended December 31, 1997, 1996 and 1995, was $115,525, $76,323 and $5,098,
    respectively.

    The differences between book income and taxable income primarily result from timing differences consisting of depreciation expense for tenant improvements and unearned rental income.

10. EMPLOYEE RETIREMENT AND STOCK PLANS

    Retirement Savings Plan

    Effective January 1, 1994, the Operating Partnership adopted a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Operating Partnership which amounted to $393, $292 and $266 for the years ended December 31, 1997, 1996, and 1995. In addition, the Operating Partnership may make additional contributions at the discretion of management. Management authorized additional contributions of $337, $230 and $126 for the years ended December 31, 1997, 1996, and 1995.

    Stock Incentive Plan

    The Company has adopted the Spieker Properties, Inc. 1993 Stock Incentive Plan (the "Stock Incentive Plan") to provide incentives to attract and retain officers and key employees. Under the Plan as amended on May 22, 1996, the number of shares available for option grant is 9.9% of the number of shares of Common Stock, on a fully-converted basis, outstanding as of the last day of the immediately preceding quarter, reduced by the number of shares of Common Stock reserved for issuance under other stock compensation plans of the Company. Shares granted under this plan vest over four or five years.

    Information relating to the Stock Incentive Plan from January 1, 1995 through December 31, 1997, is as follows:

                                                                   Employees
                                                                   ---------
                                                        Options          Option Price per Share
                                                        -------          ----------------------
    Shares under option at January 1, 1995               905,500             $      20.50
    Granted                                              659,000                    20.50
    Exercised                                            (33,500)                   20.50
    Forfeited                                            (48,000)                   20.50
                                                       ---------             ------------
    Shares under option at December 31, 1995           1,483,000                    20.50
    Granted                                            1,628,000              25.00-31.63
    Exercised                                            (51,750)                   20.50
    Forfeited                                             (5,750)                   20.50
                                                       ---------             ------------
    Shares under option at December 31, 1996           3,053,500              20.50-31.63
    Granted                                            1,237,500                    35.19
    Exercised                                           (163,950)             20.50-29.25
    Forfeited                                            (24,000)             20.50-29.25
                                                       ---------             ------------
    Shares under option at December 31, 1997           4,103,050             $20.50-35.19
                                                       =========             ============
    Options exercisable at December 31, 1997           1,269,160             $      21.34(1)
                                                       =========             ============
    Shares available for grant at December 31, 1997    6,488,012
                                                       =========

    ----------

    (1) Represents the average price.


    Employee Stock Incentive Pool

    At the time of the Company's initial public offering, the Senior Officers of the Company reserved a portion of their Operating Partnership Units for awards to personnel employed by the Company at the time of the IPO. The units are converted into Common Stock at the time of grant. The aggregate number of units reserved for the Employee Stock Incentive Pool is equivalent to 69,990 shares of Common Stock. The participants in the Pool were granted 100% of their respective allocations as of January 1, 1997.

    The initial deferred compensation of $1,320 pertaining to the 69,990 units was recorded on the books of the Company, and is being amortized annually based on the vesting period. The initial value was calculated by converting the 69,990 partnership units into shares of Common Stock and multiplying by the Company's Common Stock price on the date of the grant.

    Non-cash compensation expense for the awards is measured by the number of Operating Partnership units converted multiplied by the Company's Common Stock price on the date of conversion.

    For the years ended December 31, 1997, 1996 and 1995, non-cash compensation expense recognized for such awards was $533, $388 and $339, respectively.

    Directors Stock Option Plan

    On May 22, 1996, the Directors' Stock Option Plan was amended to increase the number of shares of Common Stock subject to automatic annual option grants to the Company's independent directors from 500 shares to 4,000 shares, to increase the number of shares of Common Stock available for option grant from 30,000 to 150,000, and to provide that, in the event of a Change in Control, outstanding options will become fully vested. To date 46,000 shares have been granted under the plan and 2,250 shares have been exercised.

    Stock Options

    The Company applies APB 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per unit would not have been materially reduced.

    For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively; dividend yield of 5.8% and 6.15%; expected volatility of 18.6% and 13.28%; expected lives of six and seven years; and risk-free interest rates of 6.42% and 6.21%.

11. COMMITMENTS AND CONTINGENCIES

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

    Lease Commitments

    The Operating Partnership has entered into operating ground leases on certain land parcels with periods ranging from 16 to 53 years. Future minimum rental payments required under noncancelable operating ground leases in effect at December 31, 1997, are as follows:

    Year                           Amount
    ----                           ------
    1998                            $ 1,420
    1999                              1,425
    2000                              1,425
    2001                              1,425
    2002                              1,426
    Thereafter                       24,351
                                    -------
                                    $31,472
                                    =======


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

    Certain of the properties are located in areas that are subject to earthquake activity; the Operating Partnership has therefore obtained limited earthquake insurance. In the event of an earthquake, properties are self-insured for the first $25,000 of loss. The Operating Partnership is insured for the next $175,000 of loss (less a deductible of 5% of total insured value per occurrence), any losses in excess of $200,000 will be borne by the Operating Partnership.

12. SUPPLEMENTAL CASH FLOW INFORMATION

                                                     Year Ended      Year Ended     Year Ended
                                                    December 31,    December 31,   December 31,
                                                        1997            1996            1995
                                                    ------------    ------------   ------------
    SUPPLEMENTAL CASH FLOW DISCLOSURE:
       Cash paid for interest                          $56,108         $31,167         $39,876

    SUPPLEMENTAL DISCLOSURE OF NON-CASH
    TRANSACTIONS:
       Debt assumed in relation to property
         acquisitions                                   63,940               -          22,827
       Limited partners' interest recorded in
         relation to property acquisitions              97,164               -           8,877
       Increase to land and assessment bond
         payable                                         8,984           1,283           4,687
       Write-off of fully depreciated property           3,196          15,469           3,662
       Write-off of fully amortized deferred
         financing and leasing costs                     2,359           4,696           1,847
       Extraordinary loss write-off of deferred
         financing costs                                     -               -          28,100


13. QUARTERLY FINANCIAL DATA (unaudited)

    Summarized quarterly 1997 and 1996 data is as follows:

                                                       Quarter
                                   ----------------------------------------------
                                    First       Second        Third       Fourth        Total
                                   -------      -------      -------      --------     --------
    1997
    Revenues                       $66,417      $75,878      $83,896      $105,122     $331,313
    Income from operations
      before disposition of
      property, minority
      interests and
      extraordinary items           23,812       26,111       27,051        33,160      110,134
    Net income                      25,297       38,797       30,984        34,885      129,963
    Income per Operating
      Partnership unit             $   .48      $   .69      $   .55      $    .54     $   2.26


                                                       Quarter
                                   ----------------------------------------------
                                    First       Second        Third       Fourth        Total
                                   -------      -------      -------      --------     --------
    1996
    Revenues                       $45,318      $47,696      $52,143      $55,542      $200,699
    Income from operations
      before disposition of
      property, minority
      interests and
      extraordinary items           14,980       17,131       16,096       17,557        65,764
    Net income                      14,982       17,127       14,609       27,373        74,091
    Income per Operating
      Partnership unit             $   .38      $   .39      $   .34      $   .63      $   1.74

    The sum of quarterly financial data in 1997 and 1996 varies from the annual data due to rounding.

14. SUBSEQUENT EVENTS (unaudited)

    Subsequent to year end in January and February 1998 the Operating Partnership issued $276,500 of investment grade rated unsecured notes in three tranches as follows: $150,000 of 6.75% notes due January 15, 2008; $125,000 of 6.875% notes due February 1, 2005; and $1,500 of 7.0% notes due February 2, 2007. The net proceeds of $274,300 were used to pay down borrowings on the line of credit and to fund the ongoing acquisition and development of properties.

    On February 18, 1998, the Company placed 710,832 shares of Common Stock at a price of $42.25 in a Registered Unit Investment Trust. The net proceeds of $28,500 were contributed to the Operating Partnership and were used to paydown borrowings on the line of credit and to fund the ongoing acquisition and development of properties.

    On February 27, 1998, the Operating Partnership disposed of a retail property held for disposition at December 31, 1997, resulting in a gain on disposition of approximately $9,500.

    On various dates subsequent to December 31, 1997, through March 13, 1998, the Operating Partnership acquired properties totaling 4.2 million rentable square feet at a total initial acquisition cost of $538,000.

                            SPIEKER PROPERTIES L.P.

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31,1997

                                                                                  INITIAL COST TO COMPANY
                                                                            -----------------------------------    ADDITIONS
                                                             ENCUMBRANCES   LAND AND LEASEHOLD                        AND
                  PROJECT                   LOCATION         AND LIENS(1)        INTEREST          BUILDINGS      IMPROVEMENTS
                  -------                   --------         ------------   ------------------   --------------   ------------
10011  Stender Way II...............  Santa Clara, CA                          $    118,274      $      840,169   $ 1,250,787
10041  Scott Blvd...................  Santa Clara, CA                               128,623             583,455     1,811,630
10061  Fresno Warehouse II..........  Fresno, CA                  28,920            310,908           1,616,875     1,731,588
10071  Bakersfield Warehouse........  Bakersfield, CA                               519,900           1,623,282     2,004,571
10091  Terminal St. Warehouse.......  Sacramento, CA                                198,113           1,181,083       205,205
10101  Stender Way I................  Santa Clara, CA                                98,915             536,920       230,416
10111  Applied Materials I..........  Santa Clara, CA                               381,686           1,625,507         3,690
10121  Sunnyvale Business Center....  Santa Clara, CA                               257,035             811,284       394,183
10161  Cupertino Business Center....  Cupertino, CA                               3,876,840           3,970,597       882,898
10171  Fresno Warehouse III.........  Fresno, CA                                    405,166           1,407,087       368,232
10191  North American Van Lines.....  San Jose, CA                                2,191,699           4,999,710       786,893
10241  Applied Materials II.........  Santa Clara, CA          1,472,055            651,943           3,392,605     3,040,850
10261  Front Street Warehouse.......  Sacramento, CA                                294,674             908,485       166,066
10271  Aspect Building..............  San Jose, CA               147,535          2,223,805           2,265,103       281,512
10301  Cadillac Court...............  Milpitas, CA               113,280            959,042           1,493,087       972,430
10331  Ryan Ranch Industrial........  Monterey, CA                                  422,500             969,386       798,752
10371  Fremont Bayside..............  Fremont, CA              6,551,633          1,245,617           2,704,137       330,210
10381  Livermore Commerce Ctr.......  Livermore, CA               36,333          1,312,199           3,563,238       878,425
10401  Fairfield Business Center....  Fairfield, CA                                 439,350           2,662,769     1,190,154
10421  Patrick Henry Drive..........  San Jose, CA                10,101            933,058           2,702,038     2,277,020
10431  COG Warehouse................  Milpitas, CA               518,900          2,616,039           1,907,937     1,086,032
       Okidata Distribution
10451  Center.......................  Milpitas, CA               365,043          1,854,892           1,750,086     1,132,809
10461  Pro Log......................  Monterey, CA                                  780,000           1,148,054     1,058,360
10481  Huntwood Business Center.....  Hayward, CA                  8,617            198,026             686,076     1,271,015
10491  Independent Rd Warehouse.....  Oakland, CA                                   237,380             706,174       405,735
10501  Grandview Drive..............  So. San Fran, CA           534,974            259,751             561,224       520,092
10511  Baycenter Business Park II...  Hayward, CA                235,412          1,228,225           3,116,626     2,155,360
10521  Keebler Warehouse............  Hayward, CA                 92,441            569,642           1,568,210       229,779
10531  Fremont Commerce Center......  Fremont, CA                                   614,357           1,588,166       593,031
10571  Montague Industr. Center.....  Palo Alto, CA                               1,482,000           5,131,899     5,933,875
10591  Dubuque Business Center......  So. San Fran, CA                            2,912,158           3,128,405     2,939,958
10601  Cabot Blvd. Warehouse........  Hayward, CA                                 1,550,174           4,531,092     1,257,050
10611  Benicia Commmerce Center.....  Benicia, CA                                   434,027           3,810,746     1,102,493
10621  Montgomery Ward..............  Pleasant Hill, CA                             717,750           3,485,901        95,406
10631  Eden Landing Bus. Center.....  Hayward, CA                                 1,152,163           1,940,740       281,456
10641  Good Guys Dist. Center.......  Hayward, CA                 14,751          4,923,246           9,254,184       150,352
10651  Fleetside Comrce Center......  Benicia, CA                369,320          1,080,303           2,952,609       540,501
10661  Industrial Dr. Warehouse.....  Fremont, CA              2,259,536          1,822,496           3,793,609         3,148
10711  Redwood Shores...............  Redwood City, CA                            3,437,897           3,702,938     1,489,219


            LAND        BUILDINGS AND                                    CONSTRUCTION   DEPRECIABLE
       LAND IMP. AND       BUILDING                       ACCUMULATED       AND/OR         LIVES
       LEASEHOLD INT.    IMPROVEMENTS        TOTAL        DEPRECIATION   ACQUISITION      (YEARS)
       --------------   --------------   --------------   ------------   ------------   -----------
10011   $    491,822    $    1,717,408   $    2,209,230   $   640,225        1978           4-40
10041        554,191         1,969,517        2,523,708       578,097        1976           4-40
10061        784,254         2,875,117        3,659,370     1,015,073        1981           3-40
10071      1,090,739         3,057,014        4,147,753     1,039,864        1982          20-40
10091        202,000         1,382,401        1,584,401       670,114        1975           3-40
10101        170,073           696,177          866,250       304,716        1978          20-40
10111        381,686         1,629,197        2,010,883       928,607        1975          20-40
10121        241,207         1,221,295        1,462,502       334,355        1987           4-40
10161      4,082,078         4,648,256        8,730,335     1,294,993        1985          32-40
10171        482,421         1,698,064        2,180,485       430,315        1987           5-40
10191      2,199,552         5,778,750        7,978,302     1,924,653        1988          10-40
10241      1,270,250         5,815,147        7,085,397     2,655,557        1979          16-40
10261        294,674         1,074,551        1,369,225       245,929        1988           5-40
10271      2,229,772         2,540,648        4,770,420       581,724        1989           6-40
10301      1,131,026         2,293,533        3,424,559       897,607        1991           5-40
10331        557,763         1,632,875        2,190,638       650,979        1991           5-40
10371      1,247,069         3,032,895        4,279,964       743,752        1990           3-40
10381      1,499,807         4,254,055        5,753,862       960,043        1988           3-40
10401      1,079,336         3,212,938        4,292,274       903,230        1991           3-40
10421        993,156         4,918,960        5,912,116     1,399,854        1991          12-40
10431      3,093,192         2,516,816        5,610,008       762,329        1992          11-40

10451      2,210,130         2,527,657        4,737,787       975,275        1993           4-40
10461      1,121,135         1,865,279        2,986,414       412,176        1993          12-40
10481        434,534         1,720,583        2,155,117       654,280        1979           7-40
10491        332,303         1,016,986        1,349,289       483,827        1972           5-40
10501        468,097           872,970        1,341,067       416,937        1979          20-40
10511      1,781,453         4,718,758        6,500,211     1,465,094        1984           3-40
10521        605,637         1,761,994        2,367,631       508,502        1985          10-40
10531        708,494         2,087,060        2,795,554       472,462        1989           5-40
10571      2,820,461         9,727,313       12,547,774     4,089,757        1993           5-40
10591      3,491,267         5,489,253        8,980,520     1,390,672        1986           3-40
10601      1,559,831         5,778,486        7,338,317     1,621,198        1988           3-40
10611        683,781         4,663,485        5,347,266       971,595        1989           3-40
10621        717,750         3,581,308        4,299,058       792,442        1989          35-40
10631      1,158,197         2,216,162        3,374,359       549,368        1990           3-40
10641      4,936,467         9,391,315       14,327,782     1,345,308        1990           5-40
10651      1,080,303         3,493,110        4,573,413       849,840        1990           6-40
10661      1,822,496         3,796,757        5,619,253       474,185        1993           3-40
10711      3,796,415         4,833,639        8,630,054     1,033,698        1987           7-40

                                                                                  INITIAL COST TO COMPANY
                                                                            -----------------------------------    ADDITIONS
                                                             ENCUMBRANCES   LAND AND LEASEHOLD                        AND
                  PROJECT                   LOCATION         AND LIENS(1)        INTEREST          BUILDINGS      IMPROVEMENTS
                  -------                   --------         ------------   ------------------   --------------   ------------
10741  Baycenter Business Park I....  Hayward, CA                                 1,500,000           4,105,976       102,731
10761  2905-2909 Stender Way........  Santa Clara, CA                               385,992           1,174,719       216,534
10781  Meier -- Central South.......  Santa Clara, CA                             2,571,112           7,177,524       300,799
10791  Meier -- Mountain View.......  Santa Clara, CA          5,910,195          5,265,351          14,236,164        55,704
10801  Meier -- Central North.......  Santa Clara, CA                             1,753,361           4,740,570             0
10811  Meier -- Sunnyvale...........  Santa Clara, CA                               352,776             953,800             0
10821  732-834 Striker Ave..........  Sacramento, CA                              1,009,601           2,767,658       215,283
10831  Fresno Warehouse I...........  Fresno, CA               2,105,609            841,100           2,304,645             0
10871  Walsh & Lafayette Ind Park...  Santa Clara, CA                             3,359,291           7,810,558     1,382,535
10881  Ridder Park..................  San Jose, CA               153,068          1,794,057           4,287,007     1,812,184
10901  Ryan Ranch - Lot 14B.........  Monterey, CA                                  311,835             763,946       169,338
10911  Cadillac Court II............  Milpitas, CA               184,086            845,833           1,166,712       667,138
10931  Northgate Commerce Ctr.......  Sacramento, CA                              1,854,097           5,611,579       412,473
10941  Doolittle Business Center....  San Leandro, CA                               866,075           2,618,714       224,276
10951  Benicia Ind I (Stone)........  Benicia, CA                                 5,238,267          15,735,277       108,241
10961  Benicia Ind I (Getty Ct).....  Benicia, CA                                 1,134,212           3,402,635             0
11001  Carlsbad Airport Plaza.......  Carlsbad, CA                                1,532,406           4,609,834        79,390
11041  Concord North Comm Ctr.......  Concord, CA                                 2,340,139           4,912,564     1,265,142
11071  Benicia Ind II...............  Benicia, CA                                 3,891,910          11,697,314       434,929
11161  Port of Oakland..............  Oakland, CA                                 1,693,760           5,091,125        31,493
11191  Stadium Plaza................  Anaheim, CA                                 9,134,965          29,269,756        24,087
11211  Sorrento Vista...............  San Diego, CA                               2,745,889                   0             0
11231  Charcot Business Center......  San Jose, CA                                2,988,923           8,992,249        23,723
11241  Airport Service Center.......  San Jose, CA                                  668,283           2,009,768        24,192
11251  Dixon Landing North..........  Milpitas, CA                                6,392,701                   0             0
11261  Kifer Road Industrial Park...  Sunnyvale, CA                               3,530,775          10,616,731             0
11281  Baycenter Business Park
       III..........................  Hayward, CA                190,339          1,248,216                   0             0
11291  Riverside Business Center....  Sacramento, CA             204,425          1,471,099                   0             0
11361  Ravendale at Central.........  Mountain View, CA                           2,018,673           6,064,095             0
11371  Centerpark Plaza One.........  San Diego, CA                               1,367,014           5,469,103             0
11411  Camino West Business Park....  Carlsbad, CA                                  470,938           1,883,751             0
11421  Centerpark Plaza Two.........  San Diego, CA                               1,340,092           4,099,312       144,528
11461  Western Metal Lath...........  Riverside, CA               86,332          1,383,776           5,189,776             0
11491  Eastgate Technology Park.....  La Jolla, CA                                5,865,873                   0             0
11551  Seaport Distribution
       Center.......................  W Sacramento, CA                            1,180,994                   0             0
11601  Coral Tree Commerce Center...  Vista, CA                5,166,839          2,115,241           6,341,466             0
11611  Progress Industrial..........  Vista, CA                                   1,865,948           5,593,426             0
11761  Huntwood Business Center.....  Hayward, CA                                 2,929,335           8,788,004             0
11771  Fremont Commerce Center......  Fremont, CA                                 4,315,601          12,946,802             0
11871  Oak Creek....................  Milpitas, CA                 8,837          2,040,639           6,095,607             0
11881  Milimont R&D.................  Fremont, CA                                 1,806,606           5,419,919             0
11891  Kato R&D.....................  Fremont, CA                                 2,002,504           6,007,610             0
11911  California Circle II.........  Milpitas, CA                                2,555,551           7,670,997             0
11941  Pacific Corporate Park.......  San Diego, CA                               2,796,397           8,389,191             0
11951  Sorrento Tech I, II & III....  San Diego, CA                               2,686,323           7,263,117             0


            LAND        BUILDINGS AND                                    CONSTRUCTION   DEPRECIABLE
       LAND IMP. AND       BUILDING                       ACCUMULATED       AND/OR         LIVES
       LEASEHOLD INT.    IMPROVEMENTS        TOTAL        DEPRECIATION   ACQUISITION      (YEARS)
       --------------   --------------   --------------   ------------   ------------   -----------
10741      1,500,000         4,208,707        5,708,707       376,600        1994           3-40
10761        385,992         1,391,253        1,777,245       170,181        1995           6-40
10781      2,571,112         7,478,323       10,049,435       557,109        1995           5-40
10791      5,265,351        14,291,868       19,557,218     1,022,278        1995           5-40
10801      1,753,361         4,740,570        6,493,931       335,791        1995             40
10811        352,776           953,800        1,306,576        67,561        1995             40
10821      1,024,488         2,968,054        3,992,543       246,751        1995           5-40
10831        841,100         2,304,645        3,145,745       162,521        1995           5-40
10871      3,359,291         9,193,093       12,552,384       637,349        1995           5-40
10881      1,794,057         6,099,191        7,893,248       240,328        1995          10-40
10901        311,835           933,284        1,245,119        52,967        1995           4-40
10911        845,833         1,833,850        2,679,683       210,977        1995           7-40
10931      1,869,659         6,013,045        7,882,705       410,245        1995          10-40
10941        984,533         2,724,532        3,709,065       125,807        1996          12-40
10951      5,238,267        15,843,518       21,081,785       760,203        1996             40
10961      1,134,212         3,402,635        4,536,847       163,043        1996             40
11001      1,532,406         4,695,825        6,228,231       276,153        1995           5-40
11041      2,344,326         6,173,520        8,517,845       307,397        1995           3-40
11071      4,107,912        11,916,241       16,024,153       606,164        1996           4-40
11161      1,701,338         5,115,039        6,816,377       205,609        1996             40
11191      9,134,965        29,293,843       38,428,809       979,739        1996           3-40
11211      2,745,889                 0        2,745,889             0        1996             40
11231      2,988,923         9,015,971       12,004,894       266,450        1996             40
11241        692,476         2,009,768        2,702,244        59,103        1996             40
11251      6,392,701                 0        6,392,701             0        1996             40
11261      3,530,775        10,616,731       14,147,506       309,547        1996             40

11281      1,248,216                 0        1,248,216             0        1996             40
11291      1,471,099                 0        1,471,099             0        1996             40
11361      2,018,673         6,064,095        8,082,768       151,602        1996             40
11371      1,367,014         5,469,103        6,836,116       125,334        1997             40
11411        470,938         1,883,751        2,354,689        43,169        1997             40
11421      1,340,092         4,243,840        5,583,933       113,780        1997             40
11461      1,383,776         5,189,776        6,573,552       118,933        1997             40
11491      5,865,873                 0        5,865,873             0        1997             40

11551      1,180,994                 0        1,180,994             0        1997             40
11601      2,115,241         6,341,466        8,456,707        79,268        1997             40
11611      1,865,948         5,593,426        7,459,374        69,918        1997             40
11761      2,929,335         8,788,004       11,717,339        73,233        1997             40
11771      4,315,601        12,946,802       17,262,403       107,890        1997             40
11871      2,040,639         6,095,607        8,136,245        13,480        1997             40
11881      1,806,606         5,419,919        7,226,524        11,292        1997             40
11891      2,002,504         6,007,610        8,010,115        12,516        1997             40
11911      2,555,551         7,670,997       10,226,548        31,963        1997             40
11941      2,796,397         8,389,191       11,185,588        17,477        1997             40
11951      2,686,323         7,263,117        9,949,440        15,892        1997             40

                                                                                  INITIAL COST TO COMPANY
                                                                            -----------------------------------    ADDITIONS
                                                             ENCUMBRANCES   LAND AND LEASEHOLD                        AND
                  PROJECT                   LOCATION         AND LIENS(1)        INTEREST          BUILDINGS      IMPROVEMENTS
                  -------                   --------         ------------   ------------------   --------------   ------------
11961  Westridge I..................  San Diego, CA                               1,712,464           4,630,094             0
       Commerce Pointe Business
11991  Ctr..........................  Ontario, CA                198,164          1,259,456           3,183,874             0
12011  Borregas Avenue..............  Sunnyvale, CA                                 779,601           2,338,802             0
12041  W. North Market..............  Sacramento, CA                              1,150,545           3,451,632             0
12051  Overland Court...............  W Sacramento, CA           648,541          3,294,800           7,250,436             0
12091  Vintage Park Industrial......  Foster City, CA          1,806,861         24,805,818          68,996,871             0
20001  West Valley Business Ctr.....  Kent, WA                    51,955            681,200           2,124,967     2,242,955
20011  Cascade Comrce. Park.........  Kent, WA                    39,756          2,430,989           5,005,502     1,710,661
20031  Valley Freeway Bus. Center...  Kent, WA                                    1,061,293           2,243,650       469,519
20071  Woodinville Corp. Center I...  Woodinville, WA                             1,321,071           3,712,131       509,782
20081  Woodinville Corp. Center
       II...........................  Woodinville, WA                             1,851,708           6,391,154     3,259,516
20111  Georgetown Center............  Seattle, WA                                 4,274,197           4,165,405       464,030
20121  City Commerce Park...........  Seattle, WA                                 1,855,377           2,548,461     1,315,036
20141  Vancouver Comrce. Park.......  Vancouver, WA                                 337,930           1,359,073       126,681
20151  Millcreek Distribution Ctr...  Kent, WA                    18,305          2,541,162           7,738,028       105,747
20161  Sea-Tac Industrial Park......  SeaTac, WA                                  1,953,528           5,538,926        41,880
20171  Valley Industrial Park.......  Kent, WA                    27,384          6,765,505          17,221,447       286,803
20221  Woodinville Corp Ctr.........  Bellevue, WA                                2,588,694           5,996,128     3,456,282
20231  Everett Industrial Center....  Everett, WA                  4,740          1,863,532           5,577,154        14,542
20251  Everett 526..................  Everett, WA                                 1,087,615           3,273,209        15,046
20261  Southcenter West Business
       Park.........................  Tukwila, WA                                                     6,442,468             0
20271  Kirkland 118 Commerce Ctr....  Kirkland, WA                                1,195,205                   0             0
20321  Redmond Heights Tech Center..  Redmond, WA                 49,140          3,136,545           9,256,994             0
30001  Park 217 I...................  Portland, OR                                1,359,958           2,346,881     3,173,399
30011  Park 217 Phase II............  Portland, OR                                  490,845           1,762,678     1,500,008
30021  Park 217 Phase III...........  Portland, OR                                  101,555             601,310       201,653
30041  Swan Island..................  Portland, OR               871,878            290,504             758,714       460,460
30051  Columbia Commerce Park.......  Portland, OR                                1,939,782           6,606,003     2,366,248
30071  Nelson Business Center
       I&II.........................  Tigard, OR                  30,513          3,454,590           5,905,233     4,405,154
30081  SW Commerce Ctr..............  Portland, OR                                  499,146           1,390,426       783,923
30101  Columbia IV..................  Portland, OR                                  833,668           4,430,444        37,876
30141  Marine Dr Distribution Ctr...  Portland, OR                                1,166,743           3,509,787     1,519,766
30151  Marine Drive Dist. Ct II.....  Portland, OR                                  622,307           1,867,657       728,793
30161  Airport Way Commerce Park....  Portland, OR               333,337          1,837,144           3,780,598     2,326,353
30171  4949 Meadows Building........  Lake Oswego, OR            233,587          2,286,561          10,360,234     1,078,282
30181  Marine Drive Dist. Ctr III     Portland, OR                                1,760,241           4,260,978     1,454,812
30201  158th Commerce Park..........  Portland, OR               198,643          2,864,037                   0             0
30211  Nimbus Corp. Ctr.............  Beaverton, OR              121,471         17,708,135          52,726,670       290,363
30221  Parkway Industrial...........  Wilsonville, OR                             1,878,731           5,619,196        20,688


            LAND        BUILDINGS AND                                    CONSTRUCTION   DEPRECIABLE
       LAND IMP. AND       BUILDING                       ACCUMULATED       AND/OR         LIVES
       LEASEHOLD INT.    IMPROVEMENTS        TOTAL        DEPRECIATION   ACQUISITION      (YEARS)
       --------------   --------------   --------------   ------------   ------------   -----------
11961      1,712,464         4,630,094        6,342,558        10,406        1997             40

11991      1,259,456         3,183,874        4,443,330         6,633        1997             40
12011        779,601         2,338,802        3,118,403        14,618        1997             40
12041      1,150,545         3,451,632        4,602,177         7,191        1997             40
12051      3,294,800         7,250,436       10,545,236        15,105        1997             40
12091     24,805,818        68,996,871       93,802,689       144,978        1997             40
20001      1,286,458         3,762,664        5,049,121     1,356,630        1980          20-40
20011      3,129,620         6,022,827        9,152,447     1,271,533        1989           5-40
20031      1,262,572         2,511,890        3,774,462       702,403        1990           7-40
20071      1,740,944         3,807,389        5,548,333     1,070,387        1988           3-40

20081      4,258,674         7,243,704       11,502,379     2,099,391        1991           4-40
20111      4,517,411         4,386,222        8,903,632     1,268,681        1984           5-40
20121      2,218,399         3,500,474        5,718,873       899,742        1988           5-40
20141        451,891         1,375,033        1,826,924       285,670        1990           3-40
20151      2,541,162         7,843,775       10,384,937       643,702        1994           5-40
20161      1,953,528         5,580,806        7,534,334       452,799        1994           4-40
20171      6,862,205        17,411,550       24,273,755     1,450,231        1994           3-40
20221      4,160,957         7,880,148       12,041,105       718,569        1995           5-40
20231      1,863,532         5,591,696        7,455,228       245,020        1996          12-40
20251      1,087,615         3,288,254        4,375,869       130,983        1996          12-40

20261              0         6,442,468        6,442,468       161,062        1997             40
20271      1,195,205                 0        1,195,205             0        1997             40
20321      3,136,545         9,256,994       12,393,539        77,142        1997             40
30001      2,483,105         4,397,132        6,880,237     1,688,700        1980           5-40
30011        780,261         2,973,270        3,753,531       995,717        1981          10-40
30021        132,615           771,904          904,519       357,569        1981           5-40
30041        369,011         1,140,667        1,509,678       432,077        1978           5-40
30051      2,527,306         8,387,641       10,914,947     1,956,796        1988           3-40

30071      4,944,462         8,842,121       13,786,583     1,852,168        1990           3-40
30081        707,816         1,969,044        2,676,859       505,746        1989           5-40
30101        833,668         4,468,320        5,301,988       412,765        1994             40
30141      1,870,511         4,325,785        6,196,296       405,082        1995           5-40
30151      1,117,248         2,101,508        3,218,756       122,188        1996           5-40
30161      2,890,094         5,054,002        7,944,096       274,206        1996           3-40
30171      3,237,428        10,518,056       13,755,484        27,902        1996             40
30181      2,853,738         4,622,293        7,476,031        20,351        1996             40
30201      2,864,037                 0        2,864,037             0        1997             40
30211     17,714,423        53,010,745       70,725,168       471,926        1997           4-40
30221      1,878,731         5,639,884        7,518,615        58,821        1997             40

                                                                                  INITIAL COST TO COMPANY
                                                                            -----------------------------------    ADDITIONS
                                                             ENCUMBRANCES   LAND AND LEASEHOLD                        AND
                  PROJECT                   LOCATION         AND LIENS(1)        INTEREST          BUILDINGS      IMPROVEMENTS
                  -------                   --------         ------------   ------------------   --------------   ------------
       Kelley Point Distribution
30231  Ctr..........................  Portland, OR                                4,108,593          12,325,778             0
30251  Wilsonville..................  Wilsonville, OR             75,408         10,379,970          19,739,337        75,095
40011  Cole Rd. Warehouse...........  Boise, ID                  302,376            103,617             416,506       166,205
                                                             ------------      ------------      --------------   ------------
       Total Industrial.............                         $31,780,640       $271,937,760      $  664,755,333   $84,153,460
                                                             ------------      ------------      --------------   ------------
10001  Santa Clara Office Center
       I............................  Santa Clara, CA        $ 1,211,172       $    187,326      $    1,392,344   $ 2,647,051
10021  Santa Clara Office Center
       II...........................  Santa Clara, CA                               173,317           2,581,836     2,721,067
10031  Gateway Ofc. Phase I.........  San Jose, CA                                  721,215           9,010,137     4,166,105
10051  Santa Clara Office Center
       III..........................  Santa Clara, CA                                36,746           2,193,334     1,935,626
10081  Gateway Ofc. Phase II........  San Jose, CA                                1,275,102          19,544,636    14,665,000
10131  The Alameda..................  San Jose, CA                                  774,316           4,278,623       941,095
10141  Creekside Phase I............  San Jose, CA               391,024         10,385,797           8,518,712     4,046,490
10151  North First Ofc. Ctr.........  San Jose, CA                                6,698,611           5,900,388     2,655,393
10181  455 University...............  Sacramento, CA                                925,000           1,305,000       627,315
10211  8880 Cal Center..............  Sacramento, CA                              3,252,741           8,493,503     2,343,474
10231  740 University...............  Sacramento, CA                                261,250             793,750       162,785
10251  Denny's Restaurant...........  Santa Clara, CA                               181,634             551,427         1,225
10281  Gateway Oaks II..............  Sacramento, CA                              1,510,137           4,258,061     1,354,031
10291  Gateway Oaks I...............  Sacramento, CA                              2,926,887           9,856,301       183,540
10311  701 University...............  Sacramento, CA                              1,051,108           3,239,007       506,139
10321  Ryan Ranch Ofc. Ctr..........  Monterey, CA                                1,048,740           3,951,223     2,341,237
10341  The Orchard..................  Sacramento, CA                              1,505,937           4,517,810       430,394
10351  555 University...............  Sacramento, CA                              1,467,023           4,401,069       292,164
10361  575 and 601 University.......  Sacramento, CA                              1,677,507           5,692,420       558,728
10391  655 University...............  Sacramento, CA                              1,147,733           3,443,200       228,357
10541  Lockheed Bldg................  Palo Alto, CA                               1,735,789           6,264,357     1,126,913
10551  Xerox Campus.................  Palo Alto, CA                               9,145,484          29,360,411     5,281,728
10561  Foothill Research Ctr........  Palo Alto, CA                               7,474,154          30,819,577     5,592,931
10671  2180 Sand Hill Road..........  Menlo Park, CA                                685,933           1,939,229       289,805
10681  Point West Executive Ctr.....  Sacramento, CA                              2,538,020           5,952,306       874,130
10701  McCarthy.....................  Milpitas, CA                 3,605            845,039           4,219,348       302,506
10751  Point West Commercenter......  Sacramento, CA                              3,443,730           9,025,615       789,619
10851  Ryan Ranch Off -- Ph II......  Monterey, CA                                  565,580           2,012,002       510,499
10891  Gateway Oaks III.............  Sacramento, CA                              1,151,181           3,325,818       352,667
10981  La Jolla Centre II...........  San Diego, CA                               3,252,653          13,070,059       206,321
10991  One Pacific Heights..........  San Diego, CA                               3,089,433           8,365,526        11,720
11011  Pacific Point................  San Diego, CA                               3,111,202           9,333,605       325,446
11021  Bayside Corporate Center.....  Foster City, CA            485,563          2,455,163           7,623,408       291,091
11031  Ryan Ranch Office II Bldg
       D............................  Monterey, CA                                  420,000           2,160,535       155,442
11051  3600 American River Dr.......  Sacramento, CA                              1,059,222           4,274,450       160,093
11052  3610 American River Dr.......  Sacramento, CA                                490,859           1,963,435        19,892
11053  3620 American River Dr.......  Sacramento, CA                              1,033,387           4,133,548         5,102
11061  Inwood Business Park.........  Irvine, CA                                  2,232,769           8,955,666       258,519
11141  Carmel Valley Centre.........  San Diego, CA                               2,792,159          11,223,607       284,788
11151  2290 North First Street......  San Jose, CA                                1,222,335           4,891,759        87,129
11171  Dove Street..................  Newport Beach, CA                           1,569,792           6,283,219        45,185

            LAND        BUILDINGS AND                                    CONSTRUCTION   DEPRECIABLE
       LAND IMP. AND       BUILDING                       ACCUMULATED       AND/OR         LIVES
       LEASEHOLD INT.    IMPROVEMENTS        TOTAL        DEPRECIATION   ACQUISITION      (YEARS)
       --------------   --------------   --------------   ------------   ------------   -----------

30231      4,108,593        12,325,778       16,434,371       102,715        1997             40
30251     10,379,970        19,814,432       30,194,402        46,816        1997             40
40011        114,465           571,863          686,328       254,124        1976          16-40
        ------------    --------------   --------------   ------------
        $296,146,099    $  724,783,785   $1,020,929,883   $70,022,794
        ------------    --------------   --------------   ------------

10001   $    806,700    $    3,452,928   $    4,259,628   $ 1,057,473        1977           3-40

10021        931,364         4,568,232        5,499,596     1,651,826        1980           2-40
10031      1,552,569        12,372,689       13,925,257     4,601,399        1981           3-40

10051        623,340         3,556,356        4,179,696     1,212,805        1981           3-40
10081      3,829,146        31,681,601       35,510,747    10,323,713        1983           3-40
10131        966,236         5,027,798        5,994,034     1,570,873        1984           3-40
10141     10,965,419        11,989,446       22,954,866     3,247,768        1985           5-40
10151      6,973,869         8,280,522       15,254,392     2,351,934        1985           3-40
10181        993,704         1,915,538        2,909,242       472,131        1987           3-40
10211      3,804,401        10,346,247       14,150,648     2,212,640        1989           3-40
10231        280,701           949,913        1,230,614       249,324        1987           3-40
10251        181,634           552,652          734,286       135,706        1988          34-40
10281      1,996,441         5,142,028        7,138,469     1,387,423        1992           3-40
10291      2,938,968        10,092,713       13,031,681     1,958,311        1990           2-40
10311      1,247,111         3,549,142        4,796,253       928,136        1991           3-40
10321      2,093,355         5,280,216        7,373,571     1,640,186        1992           3-40
10341      1,539,497         4,914,644        6,454,141       977,219        1990           3-40
10351      1,484,661         4,681,119        6,165,780       934,493        1990           3-40
10361      1,915,967         6,069,259        7,985,227     1,262,326        1990           3-40
10391      1,159,673         3,696,629        4,856,302       871,131        1990           2-40
10541      1,735,789         7,391,270        9,127,059     1,658,590        1993           8-40
10551      9,145,484        34,642,139       43,787,623     7,367,895        1993           8-40
10561      7,474,154        36,412,508       43,886,662     8,549,768        1993           6-40
10671        753,570         2,168,742        2,922,312       945,106        1973           3-40
10681      2,573,522         6,792,320        9,365,842       718,634        1994          10-40
10701        845,039         4,521,853        5,366,892       421,643        1994           1-40
10751      3,443,730         9,815,234       13,258,964       902,153        1994           4-40
10851        565,580         2,522,502        3,088,082       292,116        1995           3-40
10891      1,161,264         3,668,403        4,829,667       172,065        1995           2-40
10981      3,268,743        13,266,160       16,534,903       757,289        1995           4-40
10991      3,101,153         8,365,526       11,466,680       453,360        1995           4-40
11011      3,111,202         9,659,051       12,770,253       613,598        1995           4-40
11021      2,465,778         7,903,884       10,369,662       451,260        1996           7-40

11031        420,000         2,315,977        2,735,977        75,289        1996           5-40
11051      1,059,222         4,441,526        5,500,747       241,803        1995          12-40
11052        490,859         1,986,684        2,477,543       108,066        1995           5-40
11053      1,033,387         4,145,469        5,178,856       216,231        1995          12-40
11061      2,251,304         9,195,650       11,446,955       517,263        1995           3-40
11141      2,796,624        11,503,930       14,300,555       577,022        1996           1-40
11151      1,222,335         4,978,888        6,201,223       213,886        1996             40
11171      1,569,792         6,328,405        7,898,196       246,270        1996             40

                                                                                  INITIAL COST TO COMPANY
                                                                            -----------------------------------    ADDITIONS
                                                             ENCUMBRANCES   LAND AND LEASEHOLD                        AND
                  PROJECT                   LOCATION         AND LIENS(1)        INTEREST          BUILDINGS      IMPROVEMENTS
                  -------                   --------         ------------   ------------------   --------------   ------------
11221  Fairchild Corporate Center...  Irvine, CA                                  2,011,443           8,054,128       299,075
11271  One Pacific Plaza............  Huntington Beach, CA                        2,020,971           8,088,154        20,457
11301  Fidelity Plaza...............  Sacramento, CA                              1,354,983           3,695,222             0
11311  Central Park Plaza...........  Santa Clara, CA            184,291          9,456,552          24,937,956        42,700
11321  Corona Corporate Center......  Corona, CA                                    743,147           2,986,626        11,980
11331  Wood Island Office Complex...  Larkspur, CA                62,939          3,796,146          10,090,937        90,251
11341  One Lakeshore Centre.........  Ontario, CA                 69,341          3,899,948          15,321,532        43,556
11351  Pacific View Plaza...........  San Diego, CA                               1,404,336           3,808,865       123,326
11381  La Place Court...............  Carlsbad, CA                                1,467,057           5,868,303       202,359
11391  Carmel View Office Plaza.....  San Diego, CA                               1,426,649           5,706,594             0
11401  The City.....................  Orange, CA                                  5,586,737          22,370,476       697,373
11431  Centerpark Plaza Two.........  San Diego, CA                                 882,852           3,531,407             0
11451  Camino West..................  Carlsbad, CA                                  980,334           3,921,333        30,271
11471  Emeryville Towers............  Emeryville, CA                             25,344,479         100,357,313       195,746
11481  Brea Park Centre.............  Brea, CA                                    2,905,070           7,865,273       287,514
11501  The City.....................  Orange County, CA                           1,309,617           5,248,210             0
11511  555 Twin Dolphin Plaza.......  Redwood City, CA                            8,181,629          32,696,657             0
11521  Metro Plaza..................  San Jose, CA            24,780,898         14,789,132          59,182,491        19,894
11531  1740 Technology..............  San Jose, CA            21,261,808          7,918,598          31,678,718        53,378
11541  Fountaingrove................  Santa Rosa, CA              12,262          4,391,945          11,841,364        54,900
11561  Sierra Point.................  Brisbane, CA               369,277          2,429,943           8,198,137             0
11571  Pasadena Financial...........  Pasadena, CA                                5,352,439          21,413,447             0
11581  Century Square...............  Pasadena, CA                                8,318,792          33,284,001             0
11591  Brea Corporate Plaza.........  Brea, CA                                    2,958,418           8,000,717        31,421
11621  Point West Corp Center I.....  Sacramento, CA                              4,388,722          11,865,803             0
11641  McKesson Building............  Pasadena, CA                                5,159,033          13,949,317             0
11651  Point West Corp Center II....  Sacramento, CA                              1,000,000                                 0
11671  Arboretum Courtyard..........  Santa Monica, CA                            5,718,678                   0             0
11681  Lafayette Terrace............  Lafayette, CA                               2,037,282           5,508,225             0
11691  Brea Place...................  Brea, CA                                    5,254,525          14,206,679             0
11711  Sepulveda Center.............  Los Angeles, CA                             5,046,469          20,186,465             0
11721  Brea Corporate Place.........  Brea, CA                                    1,788,158          41,041,733             0
11781  790 E Colorado Ave...........  Pasadena, CA                                3,867,021          15,468,209             0
11791  Tower Seventeen..............  Irvine, CA                                  4,011,677          36,105,751             0
11801  Gateway Oaks IV..............  Sacramento, CA                              1,091,445                   0             0
11811  Noble Corporate Plaza........  San Diego, CA                               4,511,165          12,197,775             0
11821  Carlsbad Ranch...............  Carlsbad, CA                                3,873,656                   0             0
11831  San Mateo Baycenter..........  San Mateo, CA                               2,464,154          10,422,627       486,426
11841  Treat Towers.................  Walnut Creek, CA         1,372,500          4,089,868                   0             0
11851  Johnson Ranch Corp Centre....  Roseville, CA            1,085,000          5,707,610          13,246,387             0
11861  100 Moffett..................  Mountain View, CA                           1,140,758           3,084,373             0
11921  East Hills Office Park.......  Anaheim, CA                                 2,166,615           5,857,884             0
11931  Stadium Towers Plaza.........  Anaheim, CA                                 3,909,588          35,185,683             0
11971  Centerpoint Irvine I.........  Irvine, CA                                  1,427,562           3,859,706             0
12031  East Roseville Parkway.......  Roseville, CA                               1,563,207                   0             0


            LAND        BUILDINGS AND                                    CONSTRUCTION   DEPRECIABLE
       LAND IMP. AND       BUILDING                       ACCUMULATED       AND/OR         LIVES
       LEASEHOLD INT.    IMPROVEMENTS        TOTAL        DEPRECIATION   ACQUISITION      (YEARS)
       --------------   --------------   --------------   ------------   ------------   -----------
11221      2,028,596         8,357,118       10,385,715       295,343        1996           3-40
11271      2,020,971         8,108,611       10,129,582       236,914        1996             40
11301      1,354,983         3,713,552        5,068,535       139,619        1996             40
11311      9,456,552        24,981,056       34,437,608       679,303        1996             40
11321        743,147         2,998,607        3,741,754        77,994        1996             40
11331      3,796,146        10,181,188       13,977,335       252,462        1996             40
11341      3,899,948        15,365,088       19,265,036       390,028        1996             40
11351      1,404,336         3,932,192        5,336,528       111,929        1996             40
11381      1,467,057         6,070,663        7,537,720       152,682        1997           4-30
11391      1,426,649         5,706,594        7,133,243       130,776        1997             40
11401      5,586,737        23,092,907       28,679,644       926,895        1996             40
11431        882,852         3,531,407        4,414,259        80,928        1997             40
11451        980,334         3,951,604        4,931,937        93,504        1997             40
11471     25,344,479       100,553,058      125,897,537     2,334,536        1997             40
11481      2,905,070         8,152,788       11,057,857       234,719        1997             40
11501      1,309,617         5,248,210        6,557,827       196,715        1996             40
11511      8,181,629        32,699,579       40,881,208       749,396        1997             40
11521     14,789,132        59,210,974       74,000,106     1,235,983        1997             40
11531      7,918,598        31,738,856       39,657,454       665,744        1997             40
11541      4,391,945        11,897,492       16,289,437       226,474        1997             40
11561      2,429,943         8,198,137       10,628,080       136,636        1997             40
11571      5,352,439        21,415,448       26,767,887       401,502        1997             40
11581      8,318,792        33,286,002       41,604,795       624,075        1997             40
11591      2,958,418         8,032,138       10,990,555       134,218        1997             40
11621      4,388,722        11,873,373       16,262,095       198,079        1997             40
11641      5,159,033        13,950,189       19,109,223       203,428        1997             40
11651      1,000,000                 0        1,000,000             0        1997             40
11671      5,718,678                 0        5,718,678             0        1997             40
11681      2,037,282         5,508,225        7,545,508        68,853        1997             40
11691      5,254,525        14,206,679       19,461,204       147,986        1997             40
11711      5,046,469        20,186,465       25,232,934       168,221        1997             40
11721      1,788,158        41,041,733       42,829,892       427,518        1997             40
11781      3,867,021        15,468,209       19,335,230       128,902        1997             40
11791      4,011,677        36,105,751       40,117,428       225,661        1997             40
11801      1,091,445                 0        1,091,445             0        1997             40
11811      4,511,165        12,197,775       16,708,939       101,648        1997             40
11821      3,873,656                 0        3,873,656             0        1997             40
11831      2,592,989        10,792,402       13,385,391     3,435,696        1995           3-40
11841      4,089,868                 0        4,089,868             0        1997             40
11851      5,707,610        13,246,387       18,953,997        82,790        1997             40
11861      1,140,758         3,084,373        4,225,131         6,426        1997             40
11921      2,166,615         5,857,884        8,024,498        12,935        1997             40
11931      3,909,588        35,185,683       39,095,271        75,179        1997             40
11971      1,427,562         3,859,706        5,287,268         8,041        1997             40
12031      1,563,207                 0        1,563,207             0        1997             40

                                                                                  INITIAL COST TO COMPANY
                                                                            -----------------------------------    ADDITIONS
                                                             ENCUMBRANCES   LAND AND LEASEHOLD                        AND
                  PROJECT                   LOCATION         AND LIENS(1)        INTEREST          BUILDINGS      IMPROVEMENTS
                  -------                   --------         ------------   ------------------   --------------   ------------
12061  Park Plaza...................  San Diego, CA                               2,570,283           6,952,094             0
12071  La Jolla Centre I............  La Jolla, CA                                2,956,723          26,610,508             0
12081  Vintage Park Office..........  Foster City, CA            539,285          7,138,571          17,842,517             0
12101  Ryan Ranch Office Lot 2......  Monterey, CA                                1,486,666                   0             0
12111  Douglas Corporate Center.....  Roseville, CA              850,036          3,468,131          10,960,024          (560)
12121  San Mateo Baycenter II.......  San Mateo, CA           10,967,089          1,235,114           6,991,110    10,994,434
12131  Stadium Towers Land..........  Anaheim, CA                                 3,652,063                                 0
12141  East Hills Land..............  Anaheim, CA                                 1,720,330                                 0
12151  Commerce Pointe Land.........  Ontario, CA                533,909          3,298,543                                 0
12161  Port Plaza Land..............  W Sacramento, CA           533,030          1,853,178                                 0
12171  Concord N Commerce Ctr II....  Concord, CA                                   900,110                 772             0
12181  11999 San Vicente............  Los Angeles, CA                             3,386,706           9,156,651             0
20021  Federal Way Office...........  Fed Way, WA                                   297,202             765,990       182,405
20041  Bellevue Gtwy I..............  Bellevue, WA                                2,681,773           6,064,829     7,284,053
20051  Bellevue Gateway II..........  Bellevue, WA                                1,201,588           4,859,552     2,596,943
20061  Main Street Office...........  Bellevue, WA                13,081          1,917,015           1,385,821       506,312
20181  North Creek Parkway Centre...  Bothell, WA                                 6,104,971          16,506,048       120,670
20211  Bellefield Office Park.......  Bellevue, WA            12,525,504          5,533,331          20,479,015     7,271,167
20241  10700 Building...............  Bellevue, WA                16,256             24,384           4,661,175             0
20281  ABAM Building................  Federal Way, WA                             1,331,876           3,601,580             0
20311  Washington Park I & II.......  Federal Way, WA                             2,116,789           4,032,231             0
20341  Southgate Office Plaza I, II
       & III........................  Renton, WA                                  4,972,175          26,037,186             0
20351  Plaza Center.................  Bellevue, WA                                8,118,310          72,514,112             0
30091  5550 Macadam Office..........  Portland, OR                                  764,081           3,646,922       256,834
30111  River Forum..................  Portland, OR                                2,462,767          16,637,177       832,611
30121  Kruse Way....................  Portland, OR                     0          2,785,451           7,911,320       763,332
30131  4004 S.W. Kruse Way Place....  Lake Oswego, OR                  0            981,486           4,012,304     1,538,304
30191  Riverside Centre.............  Portland, OR                                                    9,284,496        40,010
30241  One Pacific Square...........  Portland, OR                                3,531,661          31,537,204             0
30261  Kruseway Plaza I & II........  Lake Oswego, OR                             4,048,414          10,945,715             0
30271  Kruse Woods..................  Lake Oswego, OR                            23,364,054          63,160,726        13,303
30281  4800 Meadows.................  Lake Oswego, OR                                69,674                   0             0
40001  Key Financial Tower..........  Boise, ID                                     236,500           2,864,931     5,599,189
                                                             ------------      ------------      --------------   ------------
       Total Office.................                         $77,267,870       $382,880,341      $1,348,876,752   $100,468,373
                                                             ------------      ------------      --------------   ------------
       Grand Totals.................                         $109,048,510      $654,818,101      $2,013,632,085   $184,621,833
                                                             ============      ============      ==============   ============


            LAND        BUILDINGS AND                                    CONSTRUCTION   DEPRECIABLE
       LAND IMP. AND       BUILDING                       ACCUMULATED       AND/OR         LIVES
       LEASEHOLD INT.    IMPROVEMENTS        TOTAL        DEPRECIATION   ACQUISITION      (YEARS)
       --------------   --------------   --------------   ------------   ------------   -----------
12061      2,570,283         6,952,094        9,522,377        28,967        1997             40
12071      2,956,723        26,610,508       29,567,231       110,877        1997             40
12081      7,138,571        17,842,517       24,981,088        37,491        1997             40
12101      1,486,666                 0        1,486,666             0        1997             40
12111      3,468,131        10,959,465       14,427,596        22,832        1997             40
12121      3,410,659        15,822,868       19,233,527     2,933,804        1997             40
12131      3,652,063                 0        3,652,063             0        1997             40
12141      1,720,330                 0        1,720,330             0        1997             40
12151      3,298,543                 0        3,298,543             0        1997             40
12161      1,853,178                 0        1,853,178             0        1997             40
12171        900,110               772          900,882             0        1997             40
12181      3,386,706         9,156,651       12,543,357        19,076        1997             40
20021        297,202           948,395        1,245,597       188,209        1989          20-40
20041      4,526,668        11,503,987       16,030,655     3,017,147        1985           2-40
20051      1,867,498         6,901,076        8,768,574     1,624,358        1988           3-40
20061      1,927,586         1,901,029        3,828,615       388,187        1990           2-40
20181      6,120,611        16,644,805       22,765,416       384,077        1997           5-40
20211      6,470,273        27,032,219       33,502,491     1,759,846        1995           3-40
20241         24,384         4,661,175        4,685,559       184,369        1996             40
20281      1,331,876         3,601,580        4,933,456         7,504        1997             40
20311      2,116,789         4,032,231        6,149,021        33,602        1997             40

20341      4,972,175        26,037,186       31,009,361       162,810        1997             40
20351      8,118,310        72,514,112       80,632,421       302,142        1997             40
30091        765,082         3,918,620        4,683,702       861,642        1990           3-40
30111      2,462,767        17,469,788       19,932,555     1,779,854        1994           5-40
30121      2,825,101         8,635,002       11,460,102       747,831        1994           5-40
30131      1,422,662         5,109,432        6,532,093       549,336        1995           3-40
30191              0         9,324,506        9,324,506       194,816        1997             40
30241      3,531,661        31,537,204       35,068,865        66,640        1997             40
30261      4,048,414        10,945,715       14,994,129        22,958        1997             40
30271     23,364,054        63,174,028       86,538,083       132,951        1997             40
30281         69,674                 0           69,674             0        1997             40
40001        302,677         8,426,942        8,729,619     3,120,583        1977           5-40
        ------------    --------------   --------------   ------------
        $398,475,111    $1,434,797,800   $1,833,272,912   $99,027,769
        ------------    --------------   --------------   ------------
        $694,621,210    $2,159,581,585   $2,854,202,795   $169,050,562
        ============    ==============   ==============   ============

---------------

(1) Includes assessment bonds payable

                            SPIEKER PROPERTIES, L.P.


                    REAL ESTATE AND ACCUMULATED DEPRECIATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


A summary of activity for real estate and accumulated depreciation is as follows (in thousands):

                                                Year Ended December 31,
                                            1997           1996          1995
                                         ----------     ---------     ---------
REAL ESTATE:
   Balance at beginning of year          $1,315,060     $1,098,871     $ 870,613
     Acquisition of properties and
        limited partners' interests       1,526,012        340,298       185,862
     Improvements                           127,889         67,537        46,058
     Cost of real estate disposed of        (15,804)       (42,206)            -
     Property held for disposition           (6,250)      (133,971)            -
     Disposition of and write-off of
       fully depreciated property            (3,196)       (15,469)       (3,662)
                                          ---------      ---------     ---------
   Balance at end of year                $2,943,711     $1,315,060    $1,098,871
                                         ==========     ==========    ==========

ACCUMULATED DEPRECIATION:
   Balance at beginning of year          $  127,701     $  124,612    $   99,786
     Depreciation expense                    48,536         33,487        28,488
     Disposal of property                    (3,834)        (3,102)            -
     Property held for disposition             (156)       (11,827)            -
     Disposition of and write-off of
       fully depreciated property            (3,196)       (15,469)       (3,662)
                                         ----------     ----------    ----------
   Balance at end of year                $  169,051     $  127,701    $  124,612
                                         ==========     ==========    ==========

The aggregate cost for federal income tax purposes of real estate as of December 31, 1997 was $2,711,789.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SPIEKER PROPERTIES, L.P.
                                        (Registrant)


Dated:   March 25, 1998                 /s/ Warren E. Spieker, Jr.
       ----------------------           ----------------------------------------
                                        Warren E. Spieker, Jr.
                                        Chairman of the Board, Director and
                                        Chief Executive Officer of
                                        Spieker Properties, Inc.,
                                        the general partner


Dated:   March 25, 1998                  /s/ Craig G. Vought
       ----------------------           ----------------------------------------
                                        Craig G. Vought
                                        Executive Vice President and
                                        Chief Financial Officer of
                                        Spieker Properties, Inc.,
                                        the general partner


Dated:   March 25, 1998                 /s/ John K. French
       ----------------------           ----------------------------------------
                                        John K. French
                                        Director, Executive Vice President
                                        and Chief Operating Officer of
                                        Spieker Properties, Inc.,
                                        the general partner


Dated:   March 25, 1998                 /s/ Elke Strunka
       ----------------------           ----------------------------------------
                                        Elke Strunka
                                        Vice President and Principal Accounting
                                        Officer of
                                        Spieker Properties, Inc.,
                                        the general partner


Dated:   March 25, 1998                 /s/ David M. Petrone
       ----------------------           ----------------------------------------
                                        David M. Petrone
                                        Director of
                                        Spieker Properties, Inc.,
                                        the general partner

                                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California on the 25th day of March, 1998.

                                        SPIEKER PROPERTIES, L.P.



                                        By: /s/ Elke Strunka
                                            ------------------------------------
                                            Elke Strunka
                                            Vice President and Principal
                                            Accounting Officer of
                                            Spieker Properties, Inc.,
                                            the general partner

EXHIBIT                                INDEX TO EXHIBITS                                  PAGE
NUMBER                                   EXHIBIT TITLE                                  NUMBER
==============================================================================================
3.1         Articles of Incorporation of Spieker Properties, Inc. (1)

3.1A        Articles  of  Amendment  of Spieker  Properties,  Inc.  (incorporated  by reference to Exhibit 3.1A to Spieker Properties, Inc.'s Report on
            Form 10-K for the year ended December 31, 1996)

3.2         Bylaws of Spieker Properties, Inc. (1)

3.3         Articles   Supplementary  of  Spieker  Properties,   Inc.  for  Series  A
            Preferred  Stock  (incorporated  by  reference  to Exhibit 4.2 to Spieker
            Properties,  Inc.'s  Report on Form 10-Q for the quarter  ended March 31,
            1994)

3.4         Articles  Supplementary  of Spieker  Properties,  Inc. for Class B Common
            Stock  (incorporated  by reference to Exhibit 4.2 to Spieker  Properties,
            Inc.'s Report on Form 10-Q for the quarter ended March 31, 1995)

3.5         Articles  Supplementary  of  Spieker  Properties,  Inc.  for the Series B
            Preferred Stock (2)

3.6         Articles  Supplementary  of  Spieker  Properties,  Inc.  for the  Class C
            Common Stock (2)

3.7         Articles Supplementary of Spieker Properties, Inc. for the Series C
            Preferred Stock (incorporated by reference to Exhibit 3.1 to Spieker
            Properties, Inc.'s Report on Form 10-Q for the quarter ended
            September 30, 1997).

4.1         Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K (1)

4.2         Intentionally omitted

4.3 Series A Preferred Stock Purchase Agreement, (incorporated by reference to Exhibit 4.1 to Spieker Properties, Inc.'s Form 10-Q
            Report for the quarter ended March 31, 1994)

4.4         Investor Rights Agreement relating to A Series Preferred Stock
            (incorporated by reference to Exhibit 4.3 to Spieker Properties,
            Inc.'s Form 10-Q Report for the quarter ended March 31, 1994)

4.5         Indenture dated as December 6, 1995, among Spieker Properties,
            L.P., Spieker Properties, Inc. and State Bank and Trust, as
            Trustee (2)

4.6         First Supplemental Indenture relating to the 2000 Notes, the 2000
            Note and Guarantee (2)

4.7 Second Supplemental Indenture relating to the 2001 Notes, 2001 Note and Guarantee (2)

4.8         Third Supplemental Indenture relating to the 2002 Notes, the 2002
            Note and Guarantee (2)

4.9         Fourth Supplemental Indenture relating to the 2004 Notes and the
            2004 Note (2)

4.10 Class B Common Stock Purchase Agreement (incorporated by reference to Exhibit 4.1 to Spieker Properties, Inc.'s Form 10-Q Report for the quarter ended March 31, 1994)

4.11        Investor's Rights Agreement relating to Class B Common Stocks
            (incorporated by reference to Exhibit 4.3 to Spieker Properties,
            Inc.'s Form 10-Q Report for the quarter ended March 31, 1994)

EXHIBIT                                INDEX TO EXHIBITS                                  PAGE
NUMBER                                   EXHIBIT TITLE                                  NUMBER
==============================================================================================
4.12        Class C Common Stock Purchase Agreement (2)

4.13        Investor's Rights Agreement relating to Class C Common Stock (2)

4.14        Fifth Supplemental Indenture relating to the Medium Term Note
            Program and Forms of Medium Term Notes (incorporated by reference to
            Exhibit 4.1 to Spieker Properties, Inc.'s Quarterly Report on Form
            10-Q for the quarter ended June 30, 1996)

4.15        Sixth Supplemental Indenture relating to the 7 1/8% Notes Due 2006
            (incorporated by reference to Exhibit 4.1 of Spieker Properties,
            Inc.'s Current Report on Form 8-K filed with the Commission on
            December 19, 1996)

4.16        Seventh Supplemental Indenture relating to the 7 7/8% Notes Due 2016
            (incorporated by reference to Exhibit 4.2 of Spieker Properties,
            Inc.'s Current Report on Form 8-K filed with the Commission on
            December 19, 1996)

4.17        Eighth Supplemental Indenture relating to the 7.125% Notes Due 2009
            (incorporated by reference to Exhibit 4.9 of Spieker Properties,
            Inc's Registration statement on Form S-3 (File No. 333-35997))

4.18        Ninth Supplemental Indenture relating to the 7.50% Debentures Due
            2027 (incorporated by reference to Exhibit 4.1 Spieker Properties,
            Inc.'s Report on Form 10-Q for the quarter ended September 30, 1997)

4.19        Tenth Supplemental Indenture relating to the 7.35% Debentures Due
            2017 (incorporated by reference to Exhibit 4.1 Spieker Properties,
            Inc.'s Current Report on Form 8-K dated January 30, 1998)

4.20        Eleventh Supplemental Indenture relating to the 6.75% Notes Due 2008
            (incorporated by reference to Exhibit 4.2 Spieker Properties, Inc.'s
            Current Report on Form 8-K dated January 30, 1998)

4.21        Twelfth Supplemental Indenture relating to the 6.875% Notes Due 2006
            (incorporated by reference to Exhibit 4.3 Spieker Properties, Inc.'s
            Current Report on Form 8-K dated January 30, 1998)

4.22        Thirteenth Supplemental Indenture relating to the 7% Notes Due 2007
            (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s
            Current Report on Form 8-K dated January 30, 1998)

10.1        Second Amended and Restated Agreement of Limited Partnership of
            Spieker Properties, L.P.

10.2        First Amendment to Second Amended and Restated Agreement of Limited
            Partnership of Spieker Properties, L.P.

10.3        Credit Agreement among Spieker Properties, L.P., as borrower, Wells
            Fargo Bank, as Agent, Morgan Guaranty Trust Company of New York, as
            Documentation Agent, and the lenders named therein, dated as of August 8, 1997, and Loan Notes pursuant to such Credit Agreement
            (incorporated by referenced to Exhibit 10.16 to Spieker Properties,
            Inc.'s Current Report on Form 8-K dated September 22, 1997))

EXHIBIT                                INDEX TO EXHIBITS                                  PAGE
NUMBER                                   EXHIBIT TITLE                                  NUMBER
==============================================================================================
10.4*       Form of Employment Agreement between the Company and each of Warren
            E. Spieker, Jr., John K. French, Bruce E. Hosford, and Dennis E.
            Singleton (1)

10.5*       Form of Spieker Merit Plan (1)

10.6*       Amended and Restated Spieker Properties, Inc. 1993 Stock Incentive
            Plan (incorporated by reference to Exhibit 4.3 to Spieker
            Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

10.7        Form of Indemnification Agreement between Spieker Properties, Inc.
            and its directors and officers (incorporated by reference to Exhibit
            10.21 to Spieker Properties, Inc.'s Registration Statement on Form
            S-11 (File No. 33-67906))

10.8        Form of Land Holding Agreement among Spieker Properties, Inc.,
            Spieker Northwest, Inc., Spieker Properties, L.P. and owner of the applicable Land Holding (incorporated by reference to Exhibit 10.22 to Spieker Properties, Inc.'s Registration Statement on Form S-11
            (File No. 33-67906))

10.9*       Form of Employee Stock Incentive Pool (incorporated by reference to
            Exhibit 10.35 to Spieker Properties, Inc.'s Registration Statement on Form S-11 (File No. 33-67906))


10.10       Form of Excluded Property Agreement between the Operating
            Partnership and certain of the Senior Officers (incorporated by reference to Exhibit 10.36 to Spieker Properties, Inc.'s
            Registration Statement on Form S-11 (File No. 33-67906))

10.11*      Amended and Restated Spieker Properties, Inc. 1993 Directors' Stock
            Option Plan (incorporated by reference to Exhibit 4.2 to Spieker
            Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

12.1        Schedule of Computation of Ratio of Earnings to Combined Fixed
            Charges

21.1        List of Subsidiaries of Spieker Properties, L.P.

23.1        Consent of Independent Public Accountants

----------
* Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-11 (Registration No. 33-67906), which became effective on November 10, 1993.
(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.