Form 10-Q
period 1998-06-30
SPIEKER PROPERTIES L P
filed 1998-08-14
CIK 1002575

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       COMMISSION FILE NUMBER 33-98372-01


                             SPIEKER PROPERTIES L.P.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___ .

                             SPIEKER PROPERTIES L.P.

               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1998

                                TABLE OF CONTENTS



PART I.         FINANCIAL INFORMATION                                                                      Page No.
     Item 1.   Financial Statements (unaudited)...........................................................    3

               Consolidated Balance Sheets as of June 30, 1998, and December 31, 1997.....................    4
               Consolidated Statements of Operations for the Three and Six Months
                   Ended June 30, 1998 and 1997...........................................................    6
               Consolidated Statement of Partners' Capital for the Six Months Ended June 30, 1998.........    7
               Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997......    8
               Notes to Consolidated Financial Statements.................................................    9

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations......   16

PART II.       OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K...........................................................   22
     Signatures...........................................................................................   23


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Attached are the following unaudited financial statements of Spieker Properties L.P. (the "Operating Partnership"):

           (i) Consolidated Balance Sheets as of June 30, 1998, and December 31, 1997

           (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1998 and 1997

           (iii) Consolidated Statement of Partners' Capital for the Six Months Ended June 30, 1998

           (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997

           (v) Notes to Consolidated Financial Statements

The financial statements referred to above should be read in conjunction with the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

                             SPIEKER PROPERTIES L.P.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1998, AND DECEMBER 31, 1997
                       (unaudited, dollars in thousands)

                                            ASSETS


                                                         June 30, 1998      December 31, 1997
                                                         -----------        -----------
INVESTMENTS IN REAL ESTATE
   Land, land improvements and leasehold interests       $   902,325        $   694,621
   Buildings and improvements                              2,887,391          2,159,581
   Construction in progress                                  149,153             89,509
                                                         -----------        -----------
                                                           3,938,869          2,943,711
   Less - Accumulated depreciation                          (201,788)          (169,051)
                                                         -----------        -----------
                                                           3,737,081          2,774,660
   Investments in mortgages                                  123,101            271,675
   Property held for disposition, net                          7,663             37,186
                                                         -----------        -----------

       Net investments in real estate                      3,867,845          3,083,521

CASH AND CASH EQUIVALENTS                                     28,649             22,628

ACCOUNTS RECEIVABLE, net of allowance for doubtful
   accounts of $382 and $260 as
   of June 30, 1998, and December 31, 1997,
   respectively                                                6,350              8,661

DEFERRED RENT RECEIVABLE                                       8,406              5,276

RECEIVABLE FROM AFFILIATES                                     1,476                294

DEFERRED FINANCING AND LEASING COSTS, net of
   accumulated amortization of $11,730
   and $10,036 as of June 30, 1998, and
   December 31, 1997, respectively                            38,250             30,983

FURNITURE, FIXTURES AND EQUIPMENT, net                         4,066              3,375

PREPAID EXPENSES AND OTHER ASSETS                             19,664             50,892

INVESTMENT IN AFFILIATE                                       37,304             37,304
                                                         -----------        -----------

                                                         $ 4,012,011        $ 3,242,934
                                                         ===========        ===========


        The accompanying notes are an integral part of these statements.

                             SPIEKER PROPERTIES L.P.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1998, AND DECEMBER 31, 1997
              (unaudited, dollars in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         June 30, 1998    December 31, 1997
                                                                         ----------       ----------
DEBT
   Unsecured notes                                                       $1,436,500       $1,135,000
   Unsecured short-term borrowings                                          275,000          200,000
   Mortgage loans                                                           112,803           96,502
                                                                         ----------       ----------
       Total debt                                                         1,824,303        1,431,502
                                                                         ----------       ----------

ASSESSMENT BONDS PAYABLE                                                     16,351           12,672
ACCOUNTS PAYABLE                                                             22,150            9,519
ACCRUED REAL ESTATE TAXES                                                     2,418            1,003
ACCRUED INTEREST                                                             29,916           21,541
UNEARNED RENTAL INCOME                                                       17,288           13,712
PARTNER DISTRIBUTIONS PAYABLE                                                45,265           41,110
OTHER ACCRUED EXPENSES AND LIABILITIES                                       42,499           32,034
                                                                         ----------       ----------
   Total liabilities                                                      2,000,190        1,563,093
                                                                         ----------       ----------

COMMITMENTS AND CONTINGENCIES                                                    --               --

PARTNERS' CAPITAL
   General Partner, including a liquidation preference of $381,250
     and $281,250, at June 30, 1998 and 1997, respectively                1,721,404        1,493,828
   Limited Partners                                                         290,417          186,013
                                                                         ----------       ----------
       Total Partners' Capital                                            2,011,821        1,679,041
                                                                         ----------       ----------

                                                                         $4,012,011       $3,242,934
                                                                         ==========       ==========

        The accompanying notes are an integral part of these statements.

                             SPIEKER PROPERTIES L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 and 1997
                  (dollars in thousands, except share amounts)
                                   (UNAUDITED)

                                                                      Three Months Ended                Six Months Ended
                                                                            June 30                          June 30
                                                                   --------------------------       --------------------------
                                                                     1998             1997            1998             1997
                                                                   ---------        ---------       ---------        ---------
REVENUES
   Rental income                                                   $ 132,443        $  74,459       $ 250,080        $ 138,921
   Interest and other income                                           6,173            1,419          13,844            3,374
                                                                   ---------        ---------       ---------        ---------
                                                                     138,616           75,878         263,924          142,295
                                                                   ---------        ---------       ---------        ---------
OPERATING EXPENSES
   Rental expenses                                                    29,086           15,411          53,476           27,083
   Real estate taxes                                                  10,350            5,785          19,650           11,039
   Interest expense, including amortization of finance costs          30,931           12,687          60,198           24,700
   Depreciation and amortization                                      22,646           12,416          42,231           23,015
   General and administrative and other expenses                       4,973            3,468           9,795            6,535
                                                                   ---------        ---------       ---------        ---------
                                                                      97,986           49,767         185,350           92,372
                                                                   ---------        ---------       ---------        ---------

   Income from operations before disposition of property              40,630           26,111          78,574           49,923
                                                                   ---------        ---------       ---------        ---------

GAIN ON DISPOSITION OF PROPERTIES                                      6,689           12,691          15,715           14,180
                                                                   ---------        ---------       ---------        ---------

   Net income                                                         47,319           38,802          94,289           64,103
                                                                   ---------        ---------       ---------        ---------

Preferred Operating Partnership Unit Distribution                     (2,223)              --          (3,489)              --
                                                                   ---------        ---------       ---------        ---------
Net income available to general and limited partners               $  45,096        $  38,802       $  90,800        $  64,103
                                                                   =========        =========       =========        =========

General Partner                                                    $  40,547        $  34,080       $  81,775        $  56,284
Limited Partner                                                        4,549            4,722           9,025            7,819
                                                                   ---------        ---------       ---------        ---------
   Total                                                           $  45,096        $  38,802       $  90,800        $  64,103
                                                                   =========        =========       =========        =========

NET INCOME PER OPERATING PARTNERSHIP UNIT
   Basic earnings                                                  $     .63        $     .70       $    1.29        $    1.19
                                                                   =========        =========       =========        =========
   Diluted earnings                                                $     .62        $     .69       $    1.27        $    1.18
                                                                   =========        =========       =========        =========

DISTRIBUTION PER OPERATING PARTNERSHIP UNITS
   General Partner                                                 $     .67        $     .52       $    1.32        $    1.08
                                                                   =========        =========       =========        =========
   Limited Partners                                                $     .55        $     .47       $    1.12        $     .97
                                                                   =========        =========       =========        =========



        The accompanying notes are an integral part of these statements.

                             SPIEKER PROPERTIES L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                             (dollars in thousands)
                                   (UNAUDITED)



                                                         General        Limited       General        Limited
                                                      Partner Units  Partner Units    Partner        Partners        Total
                                                      -------------  -------------  -----------    -----------    -----------
BALANCE AT DECEMBER 31, 1997                            60,700,260     7,322,126    $ 1,493,828    $   186,013    $ 1,679,841
  Contribution - Proceeds from sale of Common Stock      2,485,803            --         96,039             --         96,039
  Contribution - Common Stock issued for property          165,985            --          6,900             --          6,900
  Contribution - Proceeds from Sale of Preferred
    Operating Partnership Units                                 --            --             --         73,125         73,125
  Contribution - Proceeds from Sale of Series E
    Preferred Stock                                             --            --         96,401             --         96,401
  Acquisition of limited partnership interests                  --     1,332,644             --         55,420         55,420
  Conversion of Preferred Operating Units to
    Common Stock                                           259,694            --         10,096        (10,096)            --
  Conversion of Operating Partnership Units to
    Common Stock                                            57,500       (57,500)           971           (971)            --
  Restricted stock grant                                    86,401            --             --             --             --
  Exercise of stock options                                275,025            --          5,749             --          5,749
  Amortization of deferred compensation                         --            --             42             --             42
  Allocation from General Partner to Limited Partner            --            --         13,126        (13,126)            --
  Partner Distributions                                         --            --        (83,523)       (12,462)       (95,985)
  Net Income                                                    --            --         81,775         12,514         94,289
                                                       -----------   -----------    -----------    -----------    -----------

BALANCE AT JUNE 30, 1998                                64,030,668     8,597,270    $ 1,721,404    $   290,417    $ 2,011,821
                                                       ===========   ===========    ===========    ===========    ===========


        The accompanying notes are an integral part of these statements.

                             SPIEKER PROPERTIES L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 and 1997
                             (dollars in thousands)
                                   (UNAUDITED)

                                                                             Six Months Ended June 30
                                                                             ------------------------
                                                                               1998         1997
                                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                $  94,289    $  64,103
   Adjustments to reconcile net income to net cash provided by operating activities-
   Depreciation and amortization                                                42,231       23,015
   Amortization of prepaid interest and deferred financing costs                 1,165          532
   Non-cash compensation                                                            42          398
   Gain on disposition of property                                             (15,715)     (14,180)
   Increase in deferred rent receivable                                         (3,130)        (471)
   Decrease in accounts receivable                                               2,311           51
   Increase in receivable from affiliates                                       (1,182)      (2,933)
   Decrease in prepaid expenses and other assets                                 1,016        6,611
   Decrease in assessment bonds payable                                           (517)        (486)
   Increase in accounts payable                                                 12,633        7,066
   Increase in accrued real estate taxes                                         1,415           97
   Increase in accrued interest                                                  8,375          683
   Increase in other accrued expenses and liabilities                            5,789        6,072
   Increase in unearned rental income                                            3,576        3,402
                                                                             ---------    ---------
       Net cash provided by operating activities                               152,298       93,960
                                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to properties                                                    (923,209)    (529,445)
   Reductions to deposits on properties, net                                    29,018           --
   Additions to investment in mortgages                                        (11,610)          --
   Additions to leasing costs                                                   (7,561)      (3,200)
   Proceeds from investment in mortgages                                       160,184           --
   Proceeds from disposition of property                                        56,436       76,862
                                                                             ---------    ---------
       Net cash used for investing activities                                 (696,742)    (455,783)
                                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt                                                          981,500      127,000
   Payments on debt                                                           (607,326)    (112,104)
   Payments of financing fees                                                   (3,192)        (146)
   Partner distributions                                                       (91,839)     (49,745)
   Capital contributions - Common Stock, net of issuance costs                  96,039      374,835
   Capital contributions - Stock options exercised                               5,748        1,871
   Capital contributions - Preferred Stock, net of issuance costs               96,401           --
   Capital contributions - Preferred Operating Partnership Units                73,125           --
   Capital contributions - Operating Partnership Units                              --           25
                                                                             ---------    ---------
       Net cash provided by financing activities                               550,465      341,736
                                                                             ---------    ---------
       Net increase (decrease) in cash and cash equivalents                      6,021      (20,087)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                22,628       29,336
                                                                             ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  28,649    $   9,249
                                                                             =========    =========
SUPPLEMENTAL CASH FLOW DISCLOSURE
   Cash paid for interest                                                    $  50,734    $  26,014
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Liabilities assumed in relation to property acquisitions                        23,252       51,852
Increase to land and assessment bonds payable                                    4,196        1,049
Limited Partnership interest recorded in relation to properties acquired
  with Operating Partnership Units                                              55,420       26,072
Write-off of fully depreciated property                                          4,660        3,103
Write-off of fully amortized deferred financing and leasing costs                   --        1,170


        The accompanying notes are an integral part of these statements.

                             SPIEKER PROPERTIES L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 and 1997
                        (in thousands, except share data)
                                   (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Spieker Properties, L.P.

     Spieker Properties, L.P. (the "Operating Partnership") was formed on November 10, 1993, and commenced operations on November 19, 1993, when Spieker Properties, Inc. (the "Company"), the general partner in the Operating Partnership, completed its initial public offering ("IPO") on November 18, 1993. The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended. As of June 30, 1998, the Company owned an approximate 88.2 percent general and limited partnership interest in the Operating Partnership.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The Operating Partnership's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of June 30, 1998, and December 31, 1997, and its consolidated results of operations for the three and six months ended June 30, 1998 and 1997 and its consolidated cash flows for the six months ended June 30, 1998 and 1997. The Operating Partnership's investment in Spieker Northwest, Inc. (an unconsolidated Preferred Stock subsidiary) and its investment in Spieker Griffin/W9 Associates, LLC is accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

     The interim results for the three and six months ended June 30, 1998 and 1997, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Operating Partnership on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of June 30, 1998, and December 31, 1997, none of the carrying values of the properties exceeded their estimated fair values. As of June 30, 1998, and December 31, 1997, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

     The Operating Partnership owns mortgage loans that are secured by real estate. Certain of the loans are with an affiliate of the Operating Partnership (see note 4). The Operating Partnership assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of June 30, 1998, the estimated fair value of the underlying real estate was in excess of the Operating Partnership's book value of the mortgage loans.

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

     Fair Value of Financial Instruments

     Based on the borrowing rates currently available to the Operating Partnership, the carrying amount of debt approximates fair value. Cash and cash equivalents consist of demand deposits, certificates of deposit, and overnight repurchase agreements with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

     Preferred Operating Partnership Units

     In November, 1997, the Operating Partnership issued limited partners' interest of 2,007,495 Preferred Operating Partnership Units. Preferred Operating Partnership Units are convertible into 1,824,994 Operating Partnership Units at the discretion of the holder subsequent to May 3, 1998, or they may be redeemable for cash at the discretion of the Operating Partnership subsequent to December 3, 2002. Preferred Operating Partnership Units are paid distributions quarterly in the amount of $.63 per share. During the quarter ended June 30, 1998, 285,664 Preferred Operating Partnership Units were converted into 259,694 Shares of Common Stock, held by the general partner as Operating Partnership Units.

     In April 1998, the Operating Partnership sold 1,500,000 Series D Preferred Units to an institutional investor for $50.00 per unit. The net proceeds of $73.1 million for the Series D Preferred Units were used to pay down the line of credit and to fund future growth for the Company.

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

     Net Income Per Unit

     Per unit amounts for the Operating Partnership are computed using the weighted average units outstanding during the period. The diluted weighted average general partner units and limited partner units outstanding include the dilutive effect of stock options. The basic and diluted weighted average common units outstanding for the three and six months ended June 30, 1998 and 1997, are as follows:

                              Basic Weighted Average         Diluted Weighted Average
                               General Partner Units          General Partner Units
                               ---------------------          ---------------------
Three months ended:
   June 30, 1998                      63,564,032                     64,509,703
   June 30, 1997                      48,460,550                     49,138,960

Six months ended:
   June 30, 1998                      62,402,618                     63,339,954
   June 30, 1997                      46,648,799                     47,342,428

                              Basic Weighted Average         Diluted Weighted Average
                               Limited Partner Units          Limited Partner Units
                               ---------------------          ---------------------
Three months ended:
   June 30, 1998                       8,373,023                      8,373,023
   June 30, 1997                       7,213,675                      7,213,675

Six months ended:
   June 30, 1998                       8,007,419                      8,007,419
   June 30, 1997                       7,123,689                      7,123,689

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


3.   ACQUISITIONS AND DISPOSITIONS

     The Operating Partnership acquired the following properties (the "1998 Acquisitions") during the six months ended June 30, 1998:

                                                                        Property       Total Rentable
Project Name                            Location                        Type (1)         Square Feet      Initial Cost (2)
--------------------------------------  ----------------------------   ------------   -----------------   ----------------
The Concourse                           San Jose, CA                        O               540,224           $172,421 (4)
Koll Bellefield Center                  Bellevue, WA                        O                65,946             10,324
Santa Monica Business Park (3)          Santa Monica, CA                    O               960,081            105,649
Marina Business Center (3)              Marina Del Rey, CA                  O               261,966             21,613
The City Office Park                    Orange, CA                          O               409,492             97,306 (5)
Skyport Plaza                           San Jose, CA                        O               359,600             56,873 (6)
Hayward Business Park                   Hayward, CA                         I               630,944             33,610
Enterprise Business Park II             Sacramento, CA                      I               579,945             26,202 (7)
Brea Park Center - Building C           Brea, CA                            O                26,856              2,297
Allegiance Center                       Ontario, CA                         O                73,778              5,191
Ontario Corporate Center                Ontario, CA                         O                97,703             10,479
2600 Michelson (3)                      Irvine, CA                          O               391,166             64,287
Cerritos Towne Center (3)               Cerritos, CA                        O               332,608             41,531
Metro Center (3)                        San Mateo, CA                       O               711,584            131,058
Biltmore Commerce Center (3)            Phoenix, AZ                         O               262,875             41,786
Benjamin Franklin Plaza                 Portland, OR                        O               273,239             50,047




     (1)  "O" indicates office property; "I" indicates industrial property.

     (2) Represents the initial acquisition costs of the properties excluding any additional repositioning costs.

     (3)  Previously identified as a part of the TDC Portfolio.

     (4) Includes approximately $22.1 million allocated to 6.6 acres of land held for future development.

     (5) Includes approximately $3.5 million allocated to 10.5 acres of land held for future development and $27.6 million allocated to a property currently under redevelopment.

     (6) Includes approximately $23.1 million allocated to 20.0 acres of land held for future development.

     (7) Includes approximately $2.0 million allocated to 11.5 acres of land held for future development.

     The Operating Partnership disposed of the following properties (the "1998 Dispositions") during the six months ended June 30, 1998:

                                                                        Property       Total Rentable
Project Name                            Location                          Type           Square Feet        Sales Price
------------------------------          ---------------------        --------------    --------------       --------------
Rose Pavilion                           Pleasanton, CA                   Retail             292,902           $  40,928
Camino West Business Park               Carlsbad, CA                     Office              44,574               2,750
Fresno Warehouse II                     Fresno, CA                     Industrial           122,000               3,934
Fresno Warehouse III                    Fresno, CA                     Industrial           100,200               3,653
Fresno Associates I                     Fresno, CA                     Industrial           175,900               6,463



During the six months ended June 30, 1998, the Operating Partnership acquired nine parcels of land for development which were purchased in addition to the 1998 Acquisitions land parcels listed above. The total initial cost of these nine parcels was $34,658.

4.   TRANSACTIONS WITH AFFILIATES

     Revenues and Expenses

     The Operating Partnership received $1,856 and $17 for six months ended June 30, 1998, and 1997, respectively, for management services provided to certain properties that are controlled and operating by Spieker Northwest, Inc., Spieker Griffin/W9 Associates, LLC and Spieker Partners related entities (collectively, "Spieker Partners"). Certain officers of Spieker Properties, Inc. are partners in Spieker Partners.

     Receivable From Affiliates

     The receivable from affiliates at June 30, 1998, and December 31, 1997, represents management fees and reimbursements due from Spieker Northwest, Inc., Spieker Griffin/W9 Associates, LLC and Spieker Partners related entities.

     Investments in Mortgages

     Included in Investments in Mortgages are $108,720 of loans to Spieker Northwest, Inc.. The loans are secured by deeds of trust on real property, bear interest at 8.5%, and mature in 2012. Interest income of $9,209 is included in interest and other income for the six months ended June 30, 1998.

     Investment in Affiliate

     The investment in affiliate represents an investment in Spieker Northwest, Inc. ("SNI"). The Operating Partnership owns 95% of the Preferred Stock of SNI. Certain Senior Officers of the Company own 100% of the voting stock of SNI. SNI owns 1.1 million square feet of office and industrial property located in various states. In addition, SNI owns three parcels of land totaling 30.2 acres. The entire portfolio of property is held for sale at June 30, 1998. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

     Additionally, investment in affiliates represents the 12.5% interest in Spieker Griffin/W9 Associates, LLC. Spieker Griffin/W9 Associates purchased in April 1998 a 535,000 square foot office complex, which is managed by the Operating Partnership, located in Orange County, California for an initial cost of $100,000.


5.   PROPERTY HELD FOR DISPOSITION

     The Operating Partnership has determined to focus exclusively on properties that meet its long-term strategic objectives. The Operating Partnership has therefore decided to divest itself of certain properties. Included in property held for disposition of $7,663 at June 30, 1998, one industrial property located in Southern California and one industrial property located in Washington. The divestiture of these properties is subject to identification of a purchaser, negotiation of acceptable terms and other customary conditions.


6.   DEBT

     Unsecured Notes

     As of June 30, 1998, the Operating Partnership has outstanding $1,436,500 in investment grade rated unsecured debt securities with interest rates ranging from 6.65% to 8.00% payable semi-annually. The debt securities mature on various dates from 2000 to 2027.

     On April 30, 1998, the Operating Partnership sold $25,000 of unsecured investment grade rated notes bearing interest at 6.88% and due April 30, 2007. Net proceeds of $23,400 were used principally to fund the TDC acquisition.

     Unsecured Short-Term Borrowings

     The Operating Partnership has an Unsecured Line of Credit facility. The maximum amount available under the facility is $250,000. The facility carries interest at LIBOR (London Interbank Offered Rates) plus 0.80%, matures in August 2001, includes an annual administrative fee of $50 and an annual facility fee of .20%. As of June 30, 1998, the amount drawn on the facility was $75,000. In addition, the Operating Partnership has a $200,000 short-term bank facility. This short-term facility carries interest at LIBOR plus .65% and matures November 1998 with an option to extend for one more year.

     Mortgage Loans

     Mortgage loans of $ 112,803 as of June 30, 1998, are secured by deeds of trust on related properties. The mortgage loans carry interest rates ranging from 7.37% to 9.88%, require monthly principal and interest payments, and mature on various dates from 1998 to 2013.


7.   PARTNER DISTRIBUTIONS PAYABLE

     The partners distributions payable at June 30, 1998, and December 31, 1997, represent amounts payable to partners for the quarter then ended.


8.   PARTNERS' CAPITAL

     Equity Offerings

     The Company placed 1,166,144 shares of Common Stock at $39.88 per share on April 23, 1998, in a Registered Unit Investment Trust. Net proceeds of $44,059, were contributed to the Operating Partnership and were used to repay borrowings on the Unsecured Line of Credit and to fund the ongoing acquisition and development of properties.

     In June 1998, the Company sold 4,000,000 shares of Series E Cumulative Redeemable Preferred Stock for $25.00 per share through an underwritten public offering. The aggregate net proceeds of $96,800 were used primarily to repay short term borrowings.

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


10.  GAIN ON DISPOSITION OF PROPERTIES

     Gain on disposition of property for the six months ended June 30, 1998, represents the gain on dispositions of one retail property located in Pleasanton, California, one office property located in Carlsbad, California and three industrial buildings located in Fresno, California.

11.  SUBSEQUENT EVENTS


     On various dates subsequent to June 30, 1998, through July 10, 1998, the Operating Partnership acquired one property totaling approximately 63,000 square feet at a total initial acquisition cost of $16,000 and land parcels for an initial acquisition cost of $19,430. These acquisitions were funded by proceeds from Common Stock offerings, borrowings from short-term unsecured bank facilities, and issuances of Operating Partnership Units.

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

     RESULTS OF OPERATIONS

     The following comparison is of the Operating Partnership's consolidated operations for the three and six month period ended June 30, 1998, as compared to the corresponding periods ended June 30, 1997.

     Rental revenues for the second quarter of 1998 increased by $57.9 million or 77.7% to $132.4 million, as compared with $74.5 million for the quarter ended June 30, 1997. Of this increase, $21.6 million was generated by properties acquired during the first six months of 1998 (the "1998 Acquisitions"). In the second quarter of 1998 the Operating Partnership acquired properties totaling 2.0 million square feet for a total investment of $339.5 million. As used herein, the terms "invested" and "total investment" represent the initial purchase price of acquisitions, plus projected cost of certain repositioning and rehab capital expenditures anticipated at the time of purchase. The properties acquired in the second quarter were acquired on various dates throughout the quarter and, as such, a full quarter's revenue and expenses were not recognized during the quarter.

     $32.9 million of the rental revenue increase in the second quarter of 1998 was generated by properties acquired during 1997. During 1997, the Operating Partnership invested $1.5 billion to acquire properties totaling
     12.5 million square feet (the "1997 Acquisitions").

     $2.7 million of the increase in rental revenues is attributable to revenue increases in properties owned at January 1, 1997, and still owned at June 30, 1998 (the "Core Portfolio"). This increase in the Core Portfolio is due to increased rental rates realized on the renewal and re-leasing of second-generation space and contractual rent increases in existing leases. During the quarter ended June 30, 1998, the Operating Partnership completed 361 lease transactions for the renewal or re-leasing of 2.6 million square feet of second-generation space. On average for the quarter, the new effective rates were 40.0% higher than the expiring coupon rent.

     $4.2 million of the rental revenue increase in the second quarter of 1998 was generated by properties developed by the Operating Partnership (the "Developments"). The Developments include both properties completed and added to the Operating Partnership's portfolio of stabilized properties during 1997 and 1998, as well as properties currently under development. During the six months ended June 30, 1998, two properties totaling 383,690 square feet were completed for an estimated final cost of $26.0 million and were added to the Operating Partnership's portfolio of stabilized properties. Properties are considered stabilized when a 95.0% occupancy rate has been achieved. The Operating Partnership also has a current development pipeline of 3.8 million square feet representing a total projected cost of $432.6 million. Certain of the properties in the development pipeline are shell complete and partially occupied but are not considered stabilized.

     The increases in rental revenue are partially offset by a decrease of $3.5 million attributable to the disposition of properties which were owned by the Operating Partnership during the quarter ended June 30, 1997 and sold subsequent to the end of such quarter (the "Property Dispositions").

     Rental revenues for the six month period ended June 30, 1998, increased by $111.2 million or 80.1% to $250.1 million as compared to $138.9 million for the same period ended June 30, 1997. $30.8 million and $75.4 million, respectively, of this increase was attributable to the 1998 and 1997 Acquisitions, $5.4 million relates to the Core Portfolio, $7.7 million is attributable to the Developments, with the remainder attributable to a $8.1 million decrease from Property Dispositions.

     As a result of the 1998 Acquisitions, the 1997 Acquisitions, and the Developments, the Operating Partnership's rentable square footage, increased by 16.3 million square feet or 67.3% to 40.4 million square feet on June 30, 1998, from 24.1 million on June 30, 1997. At June 30, 1998, the portfolio of stabilized properties was 95.6% occupied. By property type, the office portfolio was 94.5% occupied and the industrial portfolio was 96.7% occupied.

     Interest and other income increased by $4.8 million and $10.4 million or 342.9% and 305.9% for the three and six month periods ended June 30, 1998, over the same periods ended June 30, 1997. The net increase in interest and other income is due to interest income from mortgage loans made to Spieker Northwest, Inc. (SNI), an affiliate of the Operating Partnership, in relation to SNI's acquisition of non-core assets in the WCB Portfolio. Refer to footnote (4) Transactions with Affiliates --"Investment in Affiliate" for further explanation.

     Rental expenses increased by $13.7 million or 89.0% for the quarter ended June 30, 1998, as compared with the same period in 1997. Real estate taxes increased by $4.6 million or 79.3% in 1998, as compared to $5.8 million in 1997. The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Operating Partnership's portfolio of properties. Of the total $18.3 million increase in property operating expenses, $9.6 million is attributable to the 1997 Acquisitions, $8.2 million is attributable to the 1998 Acquisitions, $1.4 million is attributable to the Developments, and $0.2 million is attributable to the Core Portfolio offset by a $1.1 million decrease attributable to the Property Dispositions. On a percentage basis, property operating expenses were 29.8% and 28.5% of rental revenues for the quarter ended June 30, 1998, and June 30, 1997, respectively. The increase in property operating expenses as a percentage of rental revenues is attributable to the increased percentage of office properties in the Operating Partnership's portfolio. For the quarter ended June 30, 1998, 66.2% of the Operating Partnership's net operating income (rental revenues less property operating expenses) was generated by office properties as compared with 62.5% during the same period in 1997.

     In relation to the Operating Partnership's decision to divest itself of certain properties, the following analysis is presented: Rental revenues net of property operating expenses (referred to as "property operating income") increased by $42.0 million or 82.8% to $92.7 million, as compared to $50.7 million for the quarter ended June 30, 1997. Of this increase, $23.3 million and $13.4 million relates to the 1997 and 1998 Acquisitions, $2.5 million is attributable to the Core Portfolio, and $2.8 million is attributable to the Developments. For the six month period ended June 30, 1998, property operating income increased by $81.9 million or 87.4% from $93.7 million to $175.6 million at June 30, 1997. $53.0 million and $19.0 million related to the 1997 and 1998 Acquisitions, $4.7 million is related to the Core Portfolio, and $5.2 million is attributed to the Developments.

     For the six month period ended June 30, 1998, rental expenses increased by $26.4 million from $27.1 million for the six months ended September 30, 1997. This represents a 97.4% increase year over year. Real estate taxes increased by $8.6 million or 78.2% to $19.6 million for the first two quarters of 1998 as compared to $11.0 million for the same period in 1997. Of the total $35.0 million increase in property operating expenses, $22.4 million is attributable to the 1997 Acquisitions, $11.8 million is for the 1998 Acquisitions, $2.5 million relates to the Developments, $0.7 million is attributed to the Core Portfolio, and a $2.4 reduction attributable to the Property Dispositions. On a percentage basis property operating expenses were 29.2% and 27.4% of rental revenues for the six months ended June 30, 1998, and 1997, respectively.

     Interest expense increased by $18.2 million or 143.3% to $30.9 million for the three months ended June 30, 1998, from $12.7 million for the same period in 1997. For the six month period ended June 30, 1998, interest expense increased by $35.5 million or 143.7% to $60.2 million from $24.7 million for the same period in 1997. These increases in interest expense are due to increases in the total average outstanding debt balances. The average outstanding debt for the three months ended June 30, 1998, and 1997 was $1.9 billion and $0.8 billion respectively. The average balance outstanding for the six months ended June 30, 1998, was $1.8 billion and $0.7 billion for the same period in 1997. The increases in the average outstanding debt balances are consistent with the increases in the size of the Operating Partnership's portfolio of properties.

     Depreciation and amortization expenses increased by $10.2 million and $19.2 million or 82.3% and 83.5% for the three and six month periods ended June 30, 1998, respectively, as compared with the same periods in 1997, due to the 1998 and 1997 Acquisitions and the completed Developments.

     General and administrative expenses and other expenses increased by $1.5 million and $3.3 million for the three and six month periods ended June 30, 1998 as compared with the same period in 1997, primarily as a result of the increased growth in the portfolio. On a percentage basis, general and administrative expenses were 3.8% and 3.9% of rental revenues for the three and six month periods ended June 30, 1998, respectively, as compared with 4.7% for the same periods in 1997.

     During the second quarter of 1998, the Operating Partnership disposed of properties resulting in a gain on disposition of $6.7 million. This brings the total gain on disposition of property for the first two quarters of 1998 to $15.7 million on five properties.

     Net income before minority interests and disposition of property increased by $14.5 million or 55.6% to $40.6 million for the three month period ended June 30, 1998, from $26.1 million for the same period in 1997. For the six month period ended June 30, 1998, net income before minority interests and disposition of property increased by $28.6 million or 57.2% to $78.6 million, from $50.0 million for the same period in 1997. The increase in net income is due to the 1998 and 1997 Acquisitions and revenue growth in the Company's Core Portfolio.

     LIQUIDITY AND CAPITAL RESOURCES

     For the quarter ended June 30, 1998, cash provided by operating activities increased by $58.3 million, or 62.0%, to $152.3 million, as compared to $94.0 million for 1997. The increase is primarily due to the increase in net income resulting from the 1997 and 1998 Acquisitions, the Developments, increased property operating income generated by the Core Portfolio and is partially offset by an increase in interest expense. Cash used for investing activities increased by $240.9 million, or 52.9%, to $696.7 million for the first six months of 1998, as compared to $455.8 million for the first six months of 1997. The increase is attributable to the Operating Partnership's ongoing acquisition and development of office and industrial properties offset by proceeds from dispositions. Cash provided by financing activities increased by $208.8 million, or 61.1%, to $550.5 million for the first six months of 1998, as compared to $341.7 million for the same period in 1997. During the first six months of 1998, cash provided by financing activities consisted primarily of $265.6 million in net proceeds from the sale of Common and Preferred Stock and Preferred Operating Partnership Units, $299.1 million in proceeds from the issuance of unsecured notes (see below), net borrowings of $75.0 million on the Facility (as defined below) and an $19.3 million increase in mortgage loans due to loans assumed in conjunction with property acquisitions. Additionally, payments of distributions increased by $42.1 million to $91.8 million for the first six months of 1998, as compared with $49.7 million for the same period in 1997. The distribution payment increase is due to the greater number of shares outstanding and a 21.3% increase in the distribution rate of $.94 per share for the first six months of 1998 from $1.14 per share in 1997.

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

     At June 30, 1998, the Operating Partnership had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Operating Partnership believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

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

     In February, March and April 1998, the Company placed 710,832 shares, 608,828 shares and 1,166,144 shares, respectively, of Common Stock at prices of $42.25, $41.06 and $39.88 in Registered Unit Investment Trusts along with other publicly traded REITs. The net proceeds of $96.3 million were used to paydown borrowings on the line of credit and to fund the ongoing acquisition and development of properties.

     In April 1998, the Company sold 1,500,000 Series D Cumulative Redeemable Preferred Units (the "Series D Preferred Units") to an institutional investor for $50.00 per unit. Dividends are payable at an annual rate of 7.6875%. The Series D Preferred Units may be called at par on or after April 20, 2003, and have no stated maturity or mandatory redemption. The Series D Preferred Units are exchangeable for the Series D Cumulative Redeemable Preferred Stock of the Company on or after April 20, 2008. The net proceeds of $73.1 million for the Series D Preferred Units were used to paydown the line of credit and fund future growth of the Operating Partnership.

     In June 1998, the Company sold 4,000,000 shares of Series E Cumulative Redeemable Preferred Stock for $25.00 per share. Dividends are payable at an annual rate of 8.00% of the liquidation preference of $100.0 million. Net proceeds of $96.8 million were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

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

     During the first six months of 1998 the Operating Partnership issued $301.5 million of investment grade rated unsecured notes in four tranches as follows: $150.0 million of 6.75% notes due January 15, 2008,

     $125.0 million of 6.875% notes due February 1, 2005; $1.5 million of 7.0% notes due February 2, 2007 and $25.0 million of 6.875% notes due April 30, 2007.

     As of June 30, 1998, the Operating Partnership had in total $1.4 billion of investment grade rated unsecured debt securities outstanding. The debt securities have interest rates which vary from 6.65% to 8.0%, and maturity dates which range from 2000 to 2027. Through its issuance of debt the Company has extended the average maturity for its unsecured debt from 6.4 years at June 30, 1997, to 9.7 years at June 30, 1998.

     The Operating Partnership has a $250.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus .80%. The Facility matures in August 2001. This facility has a competitive bid option that allows the Operating Partnership to request bids from the Lenders for advances up to $150.0 million. At June 30, 1998, the Operating Partnership had $75.0 million outstanding under the Facility. In addition, the Operating Partnership had $200.0 million outstanding under a separate short-term bank facility at December 31, 1997. This short-term facility carries interest at LIBOR plus 0.65% and matures in November 1998 with an option to extend for one more year.

     In addition to the unsecured debt securities and the Facility, the Operating Partnership has $112.8 million of secured indebtedness (the "Mortgages") at June 30, 1998. The Mortgages have interest rates varying from 10.0% to 7.4% and maturity dates from 1998 to 2013. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Company also has $16.4 million of assessment bonds outstanding as of June 30, 1998.

     The Company and Operating Partnership filed a shelf registration statement (the "May 1998 Shelf Registration Statement") with SEC which registered $500.0 million of equity securities of the Company and $500.0 million of debt securities of the Operating Partnership, which became effective in May 1998.

     After completion of the equity and debt offerings, the Company has the capacity pursuant to a shelf registration statement declared effective in September 1997 (the "September 1997 Registration Statement") and the May 1998 Shelf Registration Statement to issue up to approximately $663.8 million in equity securities and the Operating Partnership has the capacity pursuant to the September 1997 Registration Statement and the May 1998 Shelf Registration Statement to issue up to $813.5 million in debt securities.

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

     Funds from Operations per share is calculated based on weighted average share equivalents outstanding, assuming the conversion of all shares of Series A Preferred Stock, Class B and, Class C Common Stock and all partnership units in the Operating Partnership into shares of Common Stock and including the dilutive effect of stock options.


                       STATEMENT OF FUNDS FROM OPERATIONS
                             (dollars in thousands)


                                            Three Months Ended                 Six Months Ended
                                      -----------------------------     -------------------------------
                                      June 30, 1998   June 30, 1997     June 30, 1998     June 30, 1997
                                      -------------   -------------     -------------     -------------
Net income before disposition of
  property and minority interest       $  40,630        $  26,111        $  78,574        $  49,923
Adjustments:
Dividends on Series B Preferred           (2,510)          (2,510)          (5,020)          (5,020)
Stock
Dividends on Series C Preferred           (2,953)              --           (5,906)              --
Stock
Dividends on Series E Preferred             (600)              --             (600)              --
Stock
Distributions on Preferred
Operating Partnership Units               (2,223)              --           (3,488)              --
Depreciation and Amortization             22,404           12,276           41,769           22,753
Other, net                                   (14)             187              (28)             375
Straight-lined rent                       (1,508)            (579)          (3,488)            (576)
                                       ---------        ---------        ---------        ---------
     Funds from Operations             $  53,226        $  35,485        $ 101,813        $  67,455
                                       =========        =========        =========        =========


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

          Exhibit Number

          12.1 Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

          27.1 Article 5 Financial Data Schedule (EDGAR Filing Only)

     (B) Reports on Form 8-K

               The Company filed a current report on Form 8-K dated July 1, 1998, which included certain audited historical and unaudited proforma financial information concerning the TDC Portfolio.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                                    Spieker Properties, Inc.
                                    (Registrant)




Dated:  August 14, 1998               /s/  Elke Strunka
      ------------------------      --------------------------------------------
                                    Elke Strunka
                                    Vice President and
                                    Principal Accounting Officer

                                 EXHIBIT INDEX


          Exhibit Number

          12.1 Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

          27.1 Article 5 Financial Data Schedule (EDGAR Filing Only)