Form 10-Q/A
period 1998-06-30
SPIEKER PROPERTIES L P
filed 1998-08-19
CIK 1002575

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A

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

                             SPIEKER PROPERTIES L.P.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1998, AND DECEMBER 31, 1997
                       (unaudited, dollars in thousands)

                                            ASSETS


                                                         June 30, 1998      December 31, 1997
                                                         -----------        -----------
INVESTMENTS IN REAL ESTATE
   Land, land improvements and leasehold interests       $   902,325        $   694,621
   Buildings and improvements                              2,887,391          2,159,581
   Construction in progress                                  149,153             89,509
                                                         -----------        -----------
                                                           3,938,869          2,943,711
   Less - Accumulated depreciation                          (201,788)          (169,051)
                                                         -----------        -----------
                                                           3,737,081          2,774,660
   Investments in mortgages                                  123,101            271,675
   Property held for disposition, net                          7,663             37,186
                                                         -----------        -----------

       Net investments in real estate                      3,867,845          3,083,521

CASH AND CASH EQUIVALENTS                                     28,649             22,628

ACCOUNTS RECEIVABLE, net of allowance for doubtful
   accounts of $382 and $260 as
   of June 30, 1998, and December 31, 1997,
   respectively                                                6,350              8,661

DEFERRED RENT RECEIVABLE                                       8,406              5,276

RECEIVABLE FROM AFFILIATES                                     1,476                294

DEFERRED FINANCING AND LEASING COSTS, net of
   accumulated amortization of $11,730
   and $10,036 as of June 30, 1998, and
   December 31, 1997, respectively                            38,250             30,983

FURNITURE, FIXTURES AND EQUIPMENT, net                         4,066              3,375

PREPAID EXPENSES AND OTHER ASSETS                             19,665             50,892

INVESTMENT IN AFFILIATE                                       37,304             37,304
                                                         -----------        -----------

                                                         $ 4,012,011        $ 3,242,934
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

          Exhibit Number
            3.1  Second Amendment to Second Amended and Restated Agreement of
                 Limited Partnership of Spieker Properties, L.P.

          *12.1  Statement of Computation of Ratio of Earnings to Combined Fixed
                 Charges and Preferred Dividends

          *27.1  Article 5 Financial Data Schedule (EDGAR Filing Only)

          ---------------
          * Previously filed.

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




Dated:  August 18, 1998             /s/  Elke Strunka
      ------------------------      --------------------------------------------
                                    Elke Strunka
                                    Vice President and
                                    Principal Accounting Officer

                                 EXHIBIT INDEX


          Exhibit Number
            3.1  Second Amendment to Second Amended and Restated Agreement of
                 Limited Partnership of Spieker Properties, L.P.

          *12.1  Statement of Computation of Ratio of Earnings to Combined Fixed
                 Charges and Preferred Dividends

          *27.1  Article 5 Financial Data Schedule (EDGAR Filing Only)

          --------------
          * Previously filed.