Form 10-Q
period 1998-09-30
SPIEKER PROPERTIES L P
filed 1998-11-16
CIK 1002575

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       COMMISSION FILE NUMBER 33-98372-01


                            SPIEKER PROPERTIES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               CALIFORNIA                                       94-3188774
     -------------------------------                       -------------------
     (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                        Identification No.)


  2180 SAND HILL ROAD, MENLO PARK, CA                              94025
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip code)


                                 (650) 854-5600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]









Page 1 of 25
Exhibit Index is located on Page 24.

                            SPIEKER PROPERTIES, L.P.

            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS





PART I.    FINANCIAL INFORMATION                                                       Page No.

   Item 1. Financial Statements (unaudited).............................................   3

           Consolidated Balance Sheets as of September 30, 1998, and December 31, 1997..   4
           Consolidated Statements of Operations for the Three and Nine Months
             Ended September 30, 1998 and 1997..........................................   6
           Consolidated Statement of Partners' Capital for the Nine Months Ended
             September 30, 1998.........................................................   7
           Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 1998 and 1997................................................   8
           Notes to Consolidated Financial Statements...................................   9

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations ..................................................................  17

PART II.   OTHER INFORMATION

   Item 2. Changes in Securities........................................................  24
   Item 6. Exhibits and Reports on Form 8-K.............................................  24
   Signatures...........................................................................  25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Attached are the following unaudited financial statements of Spieker Properties L.P. (the "Operating Partnership"):

    (i) Consolidated Balance Sheets as of September 30, 1998, and December 31, 1997

    (ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1998 and 1997

    (iii) Consolidated Statement of Partners' Capital for the Nine Months Ended September 30, 1998

    (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997

    (v)   Notes to Consolidated Financial Statements

The financial statements referred to above should be read in conjunction with the Operating Partnership's Annual Report on the Form 10-K for the year ended December 31, 1997.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998, AND DECEMBER 31, 1997
                        (unaudited, dollars in thousands)

                                     ASSETS


                                                              September 30, 1998    December 31, 1997
                                                              ------------------    -----------------
INVESTMENTS IN REAL ESTATE
  Land, land improvements and leasehold interests                 $   915,697          $   694,621

  Buildings and improvements                                        2,879,165            2,159,581
  Construction in progress                                            209,490               89,509
                                                                  -----------          -----------
                                                                    4,004,352            2,943,711
  Less - Accumulated depreciation                                    (221,483)            (169,051)
                                                                  -----------          -----------
                                                                    3,782,869            2,774,660
  Investments in mortgages                                             33,105              271,675
  Property held for disposition, net                                   52,705               37,186
                                                                  -----------          -----------

     Net investments in real estate                                 3,868,679            3,083,521

CASH AND CASH EQUIVALENTS                                              19,270               22,628

ACCOUNTS RECEIVABLE, net of allowance for
  doubtful accounts of $595 and $260 as of
  September 30, 1998, and December 31, 1997, respectively               4,251                8,661


DEFERRED RENT RECEIVABLE                                               10,814                5,276

RECEIVABLE FROM AFFILIATES                                                 --                  294

DEFERRED FINANCING AND LEASING COSTS, net
  of accumulated amortization of $13,078
  and $10,036 as of September 30, 1998, and
  December 31, 1997, respectively                                      41,067               30,983

FURNITURE, FIXTURES AND EQUIPMENT, net                                  4,184                3,375

PREPAID EXPENSES AND OTHER ASSETS                                      13,332               50,892

INVESTMENT IN AFFILIATE                                                19,209               37,304
                                                                  -----------          -----------

                                                                  $ 3,980,806          $ 3,242,934
                                                                  ===========          ===========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998, AND DECEMBER 31, 1997
                        (unaudited, dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            September 30, 1998  December 31, 1997
                                                            ------------------  -----------------
DEBT
  Unsecured notes                                                $1,436,500         $1,135,000
  Unsecured short-term borrowings                                   225,000            200,000
  Mortgage loans                                                    112,298             96,502
                                                                 ----------         ----------
     Total debt                                                   1,773,798          1,431,502
                                                                 ----------         ----------

ASSESSMENT BONDS PAYABLE                                             12,243             12,672
ACCOUNTS PAYABLE                                                     17,190              9,519
ACCRUED REAL ESTATE TAXES                                            13,135              1,003
ACCRUED INTEREST                                                     31,845             21,541
UNEARNED RENTAL INCOME                                               18,646             13,712
PARTNER DISTRIBUTIONS PAYABLE                                        44,717             41,110
OTHER ACCRUED EXPENSES AND LIABILITIES                               47,284             32,034
                                                                 ----------         ----------
  Total liabilities                                               1,958,858          1,563,093
                                                                 ----------         ----------

COMMITMENTS AND CONTINGENCIES                                            --                 --

PARTNERS' CAPITAL
  General Partner, including a liquidation preference of
   $381,250 and $131,250 at September 30, 1998 and 1997,
   respectively                                                   1,725,260          1,493,828

  Limited Partners                                                  296,688            186,013
                                                                 ----------         ----------
     Total Partners' Capital                                      2,021,948          1,679,841
                                                                 ----------         ----------

                                                                 $3,980,806         $3,242,934
                                                                 ==========         ==========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
             (unaudited, dollars in thousands, except unit amounts)


                                                         Three Months Ended             Nine Months Ended
                                                            September 30                   September 30
                                                     -------------------------      -------------------------
                                                        1998           1997            1998           1997
                                                     ---------       ---------      ---------       ---------
REVENUES
  Rental income                                      $ 143,139       $  82,504      $ 393,219       $ 221,424
  Interest and other income                              2,651           1,392         16,495           4,767
                                                     ---------       ---------      ---------       ---------
                                                       145,790          83,896        409,714         226,191
                                                     ---------       ---------      ---------       ---------
OPERATING EXPENSES
  Rental expenses                                       34,218          17,431         87,694          44,514
  Real estate taxes                                     11,076           6,038         30,726          17,077
  Interest expense, including amortization of
   finance costs                                        28,613          16,214         88,811          40,914
  Depreciation and amortization                         24,191          13,442         66,423          36,457
  General and administrative and other expenses          4,430           3,720         14,225          10,255
                                                     ---------       ---------      ---------       ---------
                                                       102,528          56,845        287,879         149,217
                                                     ---------       ---------      ---------       ---------
  Income from operations before
    disposition of property                             43,262          27,051        121,835          76,974
                                                     ---------       ---------      ---------       ---------

GAIN ON DISPOSITION OF PROPERTY                          1,417           3,937         17,132          18,117
                                                     ---------       ---------      ---------       ---------

  Net income                                            44,679          30,988        138,967          95,091
                                                     ---------       ---------      ---------       ---------

Preferred Operating Partnership Unit
  Distributions                                         (2,527)             --         (6,016)             --
                                                     ---------       ---------      ---------       ---------

Net income available to general
  and limited partners                               $  42,152       $  30,988      $ 132,951       $  95,091
                                                     =========       =========      =========       =========

General Partner                                      $  37,944       $  27,303      $ 119,719       $  83,587
                                                     ---------       ---------      ---------       ---------
Limited Partner                                          4,208           3,685         13,232          11,504
                                                     ---------       ---------      ---------       ---------
  Total                                              $  42,152       $  30,988      $ 132,951       $  95,091
                                                     =========       =========      =========       =========

NET INCOME PER OPERATING PARTNERSHIP UNIT
  Basic earnings                                     $     .58       $     .56      $    1.86       $    1.75
                                                     =========       =========      =========       =========
  Diluted earnings                                   $     .57       $     .55      $    1.84       $    1.72
                                                     =========       =========      =========       =========

DISTRIBUTION PER OPERATING PARTNERSHIP UNITS
  General Partner                                    $     .69       $     .52      $    2.03       $    1.45
                                                     =========       =========      =========       =========
  Limited Partners                                   $     .59       $     .47      $    2.43       $    1.41
                                                     =========       =========      =========       =========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                        (unaudited, dollars in thousands)




                                              General          Limited
                                              Partner          Partner           General          Limited
                                               Units            Units            Partner          Partners            Total
                                            -----------      -----------       -----------       -----------       -----------
BALANCE AT DECEMBER 31, 1997                 60,700,260        7,322,126       $ 1,493,828       $   186,013       $ 1,679,841
 Contribution - Proceeds from sale
  of Common Stock                             2,659,468               --           102,534                --           102,534
 Contribution - Common Stock issued
  for property                                  165,985               --             6,900                --             6,900
 Contribution - Proceeds from sale
   of Preferred Operating Partnership
   Units                                             --               --                --            73,125            73,125

 Contribution - Proceeds from sale
   of Series E Preferred Stock                       --               --            96,401                --            96,401
 Contribution of property for
   Operating Partnership Units                       --        1,593,356                --            65,395            65,395
 Conversion of Preferred Operating
   Units to Common Stock                        259,694               --            10,096           (10,096)               --
 Conversion of Operating
   Partnership Units to Common Stock             80,032          (80,032)              743              (743)               --
 Restricted stock grant                         103,257               --                --                --                --
 Exercise of stock options                      306,750               --             6,406                --             6,406
 Amortization of deferred compensation               --               --               169                --               169
 Allocation from General Partner
  to Limited Partner                                 --               --            16,090           (16,090)               --

 Partner Distributions                               --               --          (127,625)          (20,164)         (147,789)
 Net Income                                          --               --           119,718            19,248           138,966
                                            -----------      -----------       -----------       -----------       -----------
BALANCE AT SEPTEMBER 30, 1998                64,275,446        8,835,450       $ 1,725,260       $   296,688       $ 2,021,948
                                            ===========      ===========       ===========       ===========       ===========



        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
                        (unaudited, dollars in thousands)

                                                                              Nine Months
                                                                           Ended September 30
                                                                      -----------------------------
                                                                         1998              1997
                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                          $   138,967       $    95,091
  Adjustments to reconcile net income to net cash provided by operating activities-
  Depreciation and amortization                                            66,423            36,457
  Amortization of prepaid interest and deferred financing costs             1,675               848
  Non-cash compensation                                                        63               597
  Gain on disposition of property                                         (17,132)          (18,117)
  Increase in deferred rent receivable                                     (5,538)           (1,406)
  Decrease (increase) in accounts receivable                                4,410            (1,213)
  Decrease in receivable from affiliates                                      294                76
  Increase in prepaid expenses and other assets                            (3,222)          (11,973)
  Decrease in assessment bonds payable                                       (798)             (624)
  Increase in accounts payable                                              7,671             3,774
  Increase in accrued real estate taxes                                    12,132             5,883
  Increase in accrued interest                                             10,304             5,917
  Increase in other accrued expenses and liabilities                        8,438             9,184
  Increase in unearned rental income                                        4,934             3,918
                                                                      -----------       -----------
     Net cash provided by operating activities                            228,621           128,412
                                                                      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties                                              (1,039,222)         (872,246)
  Reductions to deposits on properties, net                                39,181                --
  Additions to investment in mortgages                                    (11,610)          (17,073)
  Additions to investment in affiliates                                    (8,574)               --
  Additions to leasing costs                                              (12,282)           (5,541)
  Proceeds from investment in mortgages                                   250,179                --
  Proceeds from investment in affiliate                                    31,670
  Proceeds from disposition of property                                    63,951           100,115
                                                                      -----------       -----------
     Net cash used for investing activities                              (686,707)         (794,745)
                                                                      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt, net of financing fees                             1,018,254           699,138
  Payments on debt                                                       (697,809)         (321,986)
  Partner distributions                                                  (144,182)          (78,474)
  Capital contributions - Common Stock, net of issuance costs             102,534           374,835
  Capital contributions - Stock options exercised                           6,405             2,245
  Capital contributions - Preferred Stock, net of issuance costs           96,401                --
  Capital contributions - Preferred Operating Partnership Units            73,125                --
  Capital contributions - Operating Partnership Units                          --                25
                                                                      -----------       -----------
     Net cash provided by financing activities                            454,728           675,783
                                                                      -----------       -----------
     Net increase (decrease) in cash and cash equivalents                  (3,358)            9,450
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           22,628            29,336
                                                                      -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $    19,270       $    38,786
                                                                      ===========       ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for interest                                                   76,831            38,416
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Liabilities assumed in relation to property acquisitions                   23,623            54,496
Limited Partnership interest recorded in relation to properties
     acquired                                                              65,395            26,072
Write-off of fully depreciated property                                     6,884             4,973
Write-off of fully amortized deferred financing and leasing
  costs                                                                     1,947             6,591
Increase in Investments in Real Estate                                      6,900                --
Conversion of operating partnership units into Common Stock
  with resulting reduction in minority interest and increase in
  additional paid-in-capital                                                   --               524



        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 and 1997
         (unaudited, in thousands, except unit and square footage data)



1.    ORGANIZATION AND BASIS OF PRESENTATION

      Spieker Properties, L.P.

      Spieker Properties, L.P. (the "Operating Partnership") was formed on November 10, 1993, and commenced operations on November 19, 1993, when Spieker Properties, Inc. (the "Company"), the general partner in the Operating Partnership, completed its initial public offering ("IPO") on November 18, 1993. The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended. As of September 30, 1998, the Company owned an approximate 87.9 percent general and limited partnership interest in the Operating Partnership.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Consolidation

      The Operating Partnership's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of September 30, 1998, and December 31, 1997, and its consolidated results of operations for the three and nine months ended September 30, 1998 and 1997 and its consolidated cash flows for the nine months ended September 30, 1998 and 1997. The Operating Partnership's investment in Spieker Northwest, Inc. (an unconsolidated Preferred Stock subsidiary) and its investment in Spieker Griffin/W9 Associates, LLC are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

      The interim results for the three and nine months ended September 30, 1998 and 1997, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

      Land

      The Operating Partnership has costs related to land parcels that are either held for investment or are in a design and approval process in the amounts of $119.4 million at September 30, 1998 and $20.9 million at December 31, 1997. There were no material Construction in process costs associated with these land parcels.

      Properties

      Properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the properties. The estimated lives are as follows:

      Land improvements and leasehold interests     18 to 40 years
      Buildings and improvements                    10 to 40 years
      Tenant improvements                           Term of the related lease



      The cost of buildings and improvements includes the purchase price of the property or interests in property, legal fees, acquisition costs, capitalized interest, property taxes and other costs incurred during the period of construction. All acquisitions are recorded using the purchase method of accounting.

      Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments which extend the economic useful life of assets are capitalized.

      Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Operating Partnership on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of September 30, 1998, and December 31, 1997, none of the carrying values of the properties exceeded their estimated fair values. As of September 30, 1998, and December 31, 1997, the properties are located primarily in California, Oregon and Washington. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn in the areas where these properties are located.

      The Operating Partnership owns mortgage loans that are secured by real estate. Certain loans are with an affiliate of the Operating Partnership (see note 4 - Investments in Mortgages). The Operating Partnership assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of September 30, 1998, the estimated fair value of the underlying real estate was in excess of the Operating Partnership's book value of the mortgage loans.

      Construction in Progress

      Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other costs are capitalized during the period in which the property is under construction and until all costs related to the property's development are complete.

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

      Interest and Other Income

      Interest and other income includes interest income on cash, cash equivalents, investments in mortgages and management fee income.

      Net Income Per Unit

      Per unit amounts for the Operating Partnership are computed using the weighted average units outstanding during the period. The diluted weighted average general partner units and limited partner units outstanding include the dilutive effect of stock options. The basic and diluted weighted average common units outstanding for the three and nine months ended September 30, 1998 and 1997, are as follows:

                              Basic Weighted Average   Diluted Weighted Average
                              General Partner Units     General Partner Units
                              ----------------------   -----------------------
      Three months ended:
        September 30, 1998            64,194,243              64,811,864
        September 30, 1997            48,491,890              49,258,379

      Nine months ended:
        September 30, 1998            63,006,427              63,837,310
        September 30, 1997            47,220,261              47,986,750



                              Basic Weighted Average   Diluted Weighted Average
                              General Partner Units     General Partner Units
                              ----------------------   -----------------------
      Three months ended:
        September 30, 1998             8,827,375               8,827,375
        September 30, 1997             7,200,585               7,200,585

      Nine months ended:
        September 30, 1998             8,283,704               8,283,704
        September 30, 1997             7,150,682               7,150,682



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

3.    ACQUISITIONS AND DISPOSITIONS

      The Operating Partnership acquired the following properties (the "1998 Acquisitions") during the nine months ended September 30, 1998:


                                                                    Property   Total Rentable
      Project Name                            Location               Type(1)     Square Feet       Cost(2)
      --------------------------------        ------------------    --------   --------------    ----------
      The Concourse                           San Jose, CA              O          540,224       $172,421(4)
      Koll Bellefield Center                  Bellefield, WA            O           65,946         10,324
      Santa Monica Business Park(3)           Santa Monica, CA          O          960,081        105,649
      Marina Business Center(3)               Marina Del Rey, CA        O          261,966         21,613
      The City Office Portfolio               Orange, CA                O          409,492         97,306(5)
      Skyport Plaza                           San Jose, CA              O          359,600         56,873(6)
      Hayward Business Park                   Hayward, CA               I          630,944         33,610
      Commerce Park West I, II and III        Sacramento, CA            I          579,945         26,202(7)
      Brea Park Center - Building C           Brea, CA                  O           26,856          2,297
      Allegiance Center                       Ontario, CA               O           73,778          5,191
      Ontario Corporate Center                Ontario, CA               O           97,703         10,479
      2600 Michelson(3)                       Irvine, CA                O          391,166         64,287
      Cerritos Towne Center(3)                Cerritos, CA              O          332,608         41,531
      Metro Center(3)                         San Mateo, CA             O          711,584        131,058
      Biltmore Commerce Center(3)             Phoenix, AZ               O          262,875         41,786
      Benjamin Franklin Plaza                 Portland, OR              O          273,239         50,047
      SAN MATEO BAY CENTER III                SAN MATEO, CA             O           62,869         16,007


      (1)   "O" indicates office property; "I" indicates industrial property.

      (2) Represents the initial acquisition costs of the properties excluding any additional repositioning costs.

      (3)   Previously identified as a part of the TDC Portfolio.

      (4) Includes approximately $22.1 million allocated to 6.6 acres of land held for future development.

      (5) Includes approximately $3.5 million allocated to 11.5 acres of land held for future development and $35.6 million allocated to a property currently under redevelopment.

      (6) Includes approximately $23.1 million allocated to 19.0 acres of land held for future development.

      (7) Previously identified as Enterprise Business Park II. Includes approximately $2.0 million allocated to 11.5 acres of land held for future development.

      The Operating Partnership disposed of the following properties (the "1998 Dispositions") during the nine months ended September 30, 1998:


                                                       Property       Total Rentable
      Project Name                  Location             Type(1)       Square Feet       Cost(2)
      -------------------------     --------------     --------       --------------    ---------
      Rose Pavilion                 Pleasanton, CA     Retail            292,902        $40,928
      Camino West Business Park     Carlsbad, CA       Office             44,574          2,750
      Fresno Warehouse II           Fresno, CA         Industria1        122,000          3,934
      Fresno Warehouse III          Fresno, CA         Industria1        100,200          3,653
      Fresno Associates I           Fresno, CA         Industria1        175,900          6,463
      McArthur Park                 Santa Ana, CA      Office             94,023          7,800



      During the nine months ended September 30, 1998, the Operating Partnership acquired twelve parcels of land for development. The total initial cost of these twelve parcels was $62,430.

4.    TRANSACTIONS WITH AFFILIATES

      Revenues and Expenses

      The Operating Partnership received $2,197 and $538 for nine months ended September 30, 1998, and 1997, respectively, for management services provided to certain properties that are controlled and operated by either Spieker Northwest, Inc., Spieker Griffin/W9 Associates, LLC or Spieker Partners related entities (collectively, "Spieker Partners"). Certain officers of Spieker Properties, Inc. are partners in Spieker Partners.

      Receivable From Affiliates

      The receivable from affiliates at September 30, 1998, and December 31, 1997, represents management fees and reimbursements due from Spieker Northwest, Inc., Spieker Griffin/W9 Associates, LLC and Spieker Partners.

      Investments in Mortgages

      Included in Investments in Mortgages are $18,700 at September 30, 1998 and $257,294 at December 31, 1997, of loans to Spieker Northwest, Inc. The loans are secured by deeds of trust on real property, bear interest at 8.5%, and mature in 2012. Interest income of $1,160 and $10,369 is included in interest and other income for the three and the nine months ended September 30, 1998.

      Investment in Affiliate

      The investment in affiliate represents an investment in Spieker Northwest, Inc. ("SNI"). The Operating Partnership owns 95% of the Preferred Stock of SNI. Certain senior officers of the Company own 100% of the voting stock of SNI. SNI owns 226,785 square feet of office and industrial property located in various states. In addition, SNI owns one parcel of land totaling 20.0 acres. The entire portfolio of property is held for sale at September 30, 1998. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

      Additionally, investment in affiliates represents the 12.5% interest in Spieker Griffin/W9 Associates, LLC. Spieker Griffin/W9 Associates, LLC purchased in April 1998 a 535,000 square foot office complex, which is managed by the Company, located in Orange County, California for an initial cost of $100,000.


5.    PROPERTY HELD FOR DISPOSITION

      The Operating Partnership has determined to focus exclusively on properties that meet its long-term strategic objectives. The Operating Partnership has therefore decided to divest itself of certain properties. Included in property held for disposition of $52,705 at September 30, 1998, is one industrial property located in Washington and one industrial property and one land parcel located in Southern California and one office property in Arizona. The divestiture of these properties is subject to identification of a purchaser, negotiation of acceptable terms and other customary conditions.


6.    DEBT

      Unsecured Notes

      As of September 30, 1998, the Operating Partnership has outstanding $1,436,500 in investment grade rated unsecured debt securities with interest rates ranging from 6.65% to 8.0% payable semi-annually. The debt securities mature on various dates from 2000 to 2027.

      Unsecured Short-Term Borrowings

      The Operating Partnership has an Unsecured Line of Credit facility. The maximum amount available under the facility is $250,000. The facility carries interest at LIBOR (London Interbank Offered Rates) plus 0.80%, matures in August 2001, includes an annual administrative fee of $50 and an annual facility fee of .20%. As of September 30, 1998, the amount drawn on the facility was $25,000. In addition, the Operating Partnership has a $200,000 short-term bank facility outstanding at September 30, 1998. This short-term facility carries interest at LIBOR plus .65% and matures November 1999.

      Mortgage Loans

      Mortgage loans of $112,298 as of September 30, 1998, are secured by deeds of trust on related properties. The mortgage loans carry interest rates ranging from 7.37% to 9.88%, require monthly principal and interest payments, and mature on various dates from 1998 to 2013.


7.    PARTNER DISTRIBUTIONS PAYABLE

      The partners distributions payable at September 30, 1998, and December 31, 1997, represent amounts payable to partners for the quarter then ended.


8.    PARTNERS' CAPITAL

      Equity Offerings and Common Stock Conversion

      In July 1998, the Company issued 173,664 shares of Common Stock at $39.17 per share in a direct placement. Net proceeds of approximately $6,667 were contributed to the Operating Partnership for 173,664 units and were used to repay borrowings on the unsecured line of credit.

      In November, 1997, the Operating Partnership issued limited partners' interest of 2,007,495 Preferred Operating Partnership Units in connection with the acquisition of property. Preferred Operating Partnership Units are convertible into 1,824,994 Operating Partnership Units at the discretion of the holder subsequent to May 3, 1998, or they may be redeemable for cash at the discretion of the Operating Partnership subsequent to December 3, 2002. Preferred Operating Partnership Units are paid distributions quarterly in the amount of $.63 per share. For the nine months ended September 30, 1998, 285,664 Preferred Operating Partnership Units have been converted into 259,694 shares of Common Stock, held by the general partner as Operating Partnership Units. There were no conversions during the quarter ended September 30, 1998.

      Series D Cumulative Redeemable Preferred Units

      In April 1998, the Operating Partnership sold 1,500,000 Series D Cumulative Redeemable Preferred Units (the "Series D Preferred Units") to an institutional investor for $50.00 per unit. Dividends are payable at an annual rate of 7.6875%. The Series D Preferred Units are exchangeable for the Series D Cumulative Redeemable Preferred Stock of the Company on or after April 20, 2008.

      Series E Cumulative Redeemable Preferred Stock

      In June 1998, the Company sold 4,000,000 shares of Series E Cumulative Redeemable Preferred Stock for $25.00 per share through an underwritten public offering. Dividends are payable at an annual rate of 8.00% of the liquidation preference of $100.0 million. The proceeds were contributed to the Operating Partnership for 4,000,000 preferred units with identical terms to the Series E Cumulative Redeemable Preferred Stock. The shares are redeemable solely at the option of the Company.

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

      In addition, the Operating Partnership has entered into operating ground leases on certain land parcels with periods ranging from 16 to 53 years. Certain ground leases contain purchase options. Payments for the ground leases for 1998 are $5,937.

10.   GAIN ON DISPOSITION OF PROPERTY

      Gain on disposition of property for the nine months ended September 30, 1998, represents the gain on dispositions of one retail property located in Pleasanton, California, two office properties located in Carlsbad and Santa Ana, California and three industrial buildings located in Fresno, California.

11.   SUBSEQUENT EVENTS

      Subsequent to September 30, 1998, the Operating Partnership acquired one property totaling approximately 51,431 square feet at a total initial acquisition cost of $4,900 located in Ontario, California. This acquisition was funded with proceeds from property dispositions.

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

RESULTS OF OPERATIONS

The following comparison is of the Operating Partnership's consolidated operations for the three and nine month periods ended September 30, 1998, as compared to the corresponding periods ended September 30, 1997.

Rental revenues for the third quarter of 1998 increased by $60.6 million or 73.5% to $143.1 million, as compared with $82.5 million for the quarter ended September 30, 1997. Of this increase, $27.5 million was generated by properties acquired during the first nine months of 1998 (the "1998 Acquisitions"). In the third quarter of 1998 the Operating Partnership acquired one property totaling 63 thousand square feet for a total investment of $16.3 million. As used herein, the terms "invested" and "total investment" represent the initial purchase price of acquisitions, plus projected cost of certain repositioning and rehab capital expenditures anticipated at the time of purchase. The property acquired in the third quarter was acquired at the midpoint of the quarter and, as such, a full quarter's revenue and expense was not recognized during the quarter.

$28.4 million of the rental revenue increase in the third quarter of 1998 was generated by properties acquired during 1997. During 1997, the Operating Partnership invested $1.5 billion to acquire properties totaling 12.5 million square feet (the "1997 Acquisitions").

$2.8 million of the increase in rental revenues is attributable to revenue increases in properties owned at January 1, 1997, and still owned at September 30, 1998 (the "Core Portfolio"). This increase in the Core Portfolio is due to increased rental rates realized on the renewal and re-leasing of second-generation space and contractual rent increases in existing leases. During the quarter ended September 30, 1998, the Operating Partnership completed 343 lease transactions for the renewal or re-leasing of 2.4 million square feet of second-generation space. On average, for the quarter, the new effective rates were 40.5% higher than the expiring coupon rent.

$5.5 million of the rental revenue increase in the third quarter of 1998 was generated by properties developed by the Operating Partnership (the "Developments"). The Developments include both properties completed and added to the Operating Partnership's portfolio of stabilized properties during 1997 and 1998, as well as properties currently under development. During the nine months ended September 30, 1998, five properties totaling 812,651 square feet were completed for an estimated final cost of $50,673 million and were added to the Operating Partnership's portfolio of stabilized properties. Properties are considered stabilized when either a 95.0% occupancy rate has been achieved or eighteen months after shell completion, whichever is sooner. The Operating Partnership also has a current development pipeline of 3.4 million square feet representing a total projected cost of $376.9 million. Certain of the properties in the development pipeline are shell complete and partially occupied but are not considered stabilized.

The increases in rental revenue are partially offset by a decrease of $3.6 million attributable to the disposition of properties which were owned by the Operating Partnership during the quarter ended September 30, 1997 and sold subsequent to the end of such quarter (the "Property Dispositions").

Rental revenues for the nine month period ended September 30, 1998, increased by $171.8 million or 77.6% to $393.2 million as compared to $221.4 million for the same period ended September 30, 1997. $58.2 million and $103.7 million of this increase was attributable to the 1998 and 1997 Acquisitions, $8.1 million relates to the Core Portfolio, $13.6 million is attributable to the Developments, with the remainder attributable to an $11.8 million decrease from Property Dispositions.

As a result of the 1998 Acquisitions, the 1997 Acquisitions, and the Developments, the Operating Partnership's rentable square footage, not including retail properties and properties sold, increased by 12.3 million square feet or 43.3% to 40.7 million square feet on September 30, 1998, from 28.4 million on September 30, 1997. At September 30, 1998, the portfolio of stabilized properties was 96.3% occupied. By property type, the office portfolio was 94.8% occupied and the industrial portfolio was 97.7% occupied.

Interest and other income increased by $1.2 million and $11.7 million or 85.7% and 243.8% for the three and nine month periods ended September 30, 1998, over the same periods ended September 30, 1997. The net increase in interest and other income is due to interest income from mortgage loans made to Spieker Northwest, Inc. (SNI), an affiliate of Spieker Properties, Inc., in relation to SNI's acquisition of non-core assets in the WCB Portfolio. Refer to footnote (4) Transactions with Affiliates--"Investment in Affiliate" for further explanation.

Rental expenses increased by $16.7 million or 95.4% for the quarter ended September 30, 1998, as compared with the same period in 1997. Real estate taxes increased by $5.1 million or 85.0% in 1998, as compared to $6.0 million in 1997. The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Operating Partnership's portfolio of properties. Of the total $21.8 million increase in property operating expenses, $9.1 million is attributable to the 1997 Acquisitions, $10.9 million is attributable to the 1998 Acquisitions, $1.8 million is attributable to the Developments, and $1.0 million is attributable to the Core Portfolio offset by a $1.0 million decrease attributable to the Property Dispositions. On a percentage basis, property operating expenses were 31.7% and 28.5% of rental revenues for the quarter ended September 30, 1998, and September 30, 1997, respectively. The increase in property operating expenses as a percentage of rental revenues is attributable to the increased percentage of office properties in the Operating Partnership's portfolio. For the quarter ended September 30, 1998, 69.0% of the Operating Partnership's net operating income (rental revenues less property operating expenses) was generated by office properties as compared with 62.0% during 1997.

In relation to the Operating Partnership's decision to divest itself of certain properties, the following analysis is presented: Rental revenues net of property operating expenses (referred to as "property operating income") increased by $41.4 million or 73.4% to $97.8 million, as compared to $56.4 million for the quarter ended September 30, 1997. Of this increase, $16.6 million and $19.3 million relates to the 1998 and 1997 Acquisitions, $1.8 million is attributable to the Core Portfolio, and $3.7 million is attributable to the Developments. For the nine month period ended September 30, 1998, property operating income increased by $123.5 million or 82.5% from $149.7 million to $273.2 million at September 30, 1998. $35.4 million and $72.4 million related to the 1998 and 1997 Acquisitions, $6.5 million is related to the Core Portfolio, and $9.2 million is attributed to the Developments.

For the nine month period ended September 30, 1998, rental expenses increased by $43.2 million from $44.5 million for the nine months ended September 30, 1997. This represents a 97.1% increase year over year. Real estate taxes increased by $13.6 million or 79.5% to $30.7 million for the first three quarters of 1998 as compared to $17.1 million for the same period in 1997. Of the total $56.8 million increase in property operating expenses, $31.3 million is attributable to the 1997 Acquisitions, $22.8 million is for the 1998 Acquisitions, $4.4 million relates to the Developments, $1.6 million is attributed to the Core Portfolio, and a $3.3 reduction attributable to the Property Dispositions. On a percentage basis property operating expenses were 30.1% and 27.8% of rental revenues for the nine months ended September 30, 1998, and 1997, respectively.

Interest expense increased by $12.4 million or 76.5% to $28.6 million for the three months ended September 30, 1998, from $16.2 million for the same period in 1997. For the nine month period ended September 30, 1998, interest expense increased by $47.9 million or 117.1% to $88.8 million from $40.9 million for the same period in 1997. These increases in interest expense are due to increases in the total average outstanding debt balances. The average outstanding debt for the three months ended September 30, 1998, and 1997 was $1.8 billion and $981.3 million respectively. The average balance outstanding for the nine months ended September 30, 1998, was $1.8 billion and $823.6 million for the same period in 1997. The increases in the average outstanding debt balances are consistent with the increases in the size of the Operating Partnership's portfolio of properties.

Depreciation and amortization expenses increased by $10.7 million and $29.9 million or 79.9% and 81.9% for the three and nine month periods ended September 30, 1998, respectively, as compared with the same periods in 1997, due to the 1998 and 1997 Acquisitions and the completed Developments.

General and administrative expenses and other expenses increased by $0.7 million and $4.0 million for the three and nine month periods ended September 30, 1998 as compared with the same periods in 1997, primarily as a result of the growth in the portfolio. On a percentage basis, general and administrative expenses were 3.1% and 3.6% of rental revenues for the three and nine month periods ended September 30, 1998, respectively, as compared with 4.5% and 4.6% for the same periods in 1997.

During the third quarter of 1998, the Operating Partnership disposed of properties resulting in a gain on disposition of $1.4 million. This brings the total gain on disposition of property for the first three quarters of 1998 to $17.1 million on the disposition of six properties.

Net income before minority interests and disposition of property increased by $16.2 million or 59.8% to $43.3 million for the three month period ended September 30, 1998, from $27.1 million for the same period in 1997. For the nine month period ended September 30, 1998, net income before minority interests and disposition of property increased by $44.8 million or 58.2% to $121.8 million, from $77.0 million for the same period in 1997. The increase in net income is principally due to the 1998 and 1997 Acquisitions and revenue growth in the Company's Core Portfolio.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended September 30, 1998, cash provided by operating activities increased by $100.2 million, or 78.0%, to $228.6 million, as compared to $128.4 million for 1997. The increase is primarily due to the increase in net operating income resulting from the 1997 and 1998 Acquisitions, the Developments, increased rental income generated by the Core Portfolio and is partially offset by an increase in interest expense and property dispositions. Cash used for investing activities decreased by $108.0 million, or 13.6%, to $686.7 million for the first nine months of 1998, as compared to $794.7 million for the first nine months of 1997. The decrease is attributable to the net effect of the Operating Partnership's ongoing acquisition and development of office and industrial properties offset by proceeds from investments in mortgages and dispositions. Cash provided by financing activities decreased by $221.1 million, or 32.7%, to $454.7 million for the first nine months of 1998, as compared to $675.8 million for the same period in 1997. During the first nine months of 1998, cash provided by financing activities consisted primarily of $272.1 million in net proceeds from the sale of Common and Preferred Stock and Preferred Operating Partnership Units, $301.5 million in gross proceeds from the issuance of unsecured notes (see below), net borrowings of $25.0 million on the Facility (as defined below) and a net decrease of $2.8 million in payments of mortgage loans. Additionally, payments of distributions increased by $65.7 million to $144.2 million for the first nine months of 1998, as compared with $78.5 million for the same period in 1997. The distribution payment increase is due to the greater number of shares outstanding and a 21.3% increase in the distribution rate of $1.14 per share for the first nine months of 1998 from $.94 per share in 1997.

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

At September 30, 1998, Operating Partnership the had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Operating Partnership believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

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

In February, March and April 1998, the Company placed 710,832 shares and 608,828 shares and 1,166,144 shares, respectively, of Common Stock at prices of $42.25, $41.06 and $39.88 in Unit Investment Trusts along with other publicly traded REITs. The net proceeds of $96.3 million were used to paydown borrowings on the line of credit and to fund the ongoing acquisition and development of properties.

In April 1998, the Company sold 1,500,000 Series D Cumulative Redeemable Preferred Units (the "Series D Preferred Units") to an institutional investor for $50.00 per unit. Dividends are payable at an annual rate of 7.6875%. The Series D Preferred Units may be called by the Company at par on or after April 20, 2003, and have no stated maturity or mandatory redemption. The Series D Preferred Units are exchangeable for the Series D Cumulative Redeemable Preferred Stock of the Company on or after April 20, 2008. The net proceeds of $73.1 million for the Series D Preferred Units were used to paydown the line of credit and fund future growth of the Operating Partnership.

In June 1998, the Company sold 4,000,000 shares of Series E Cumulative Redeemable Preferred Stock for $25.00 per share. These shares are redeemable at the option of the Company. Dividends are payable at an annual rate of 8.00% of the redeemable liquidation preference of $100.0 million. Net proceeds of $96.8 million were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

In July 1998, the Company issued 173,664 shares of Common Stock at $39.17 per share in a direct placement. Net proceeds of approximately $6,667 were used to repay borrowings on the unsecured line of credit.

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

During the first nine months of 1998 the Operating Partnership issued $301.5 million of investment grade rated unsecured notes in four tranches as follows:
$150.0 million of 6.75% notes due January 15, 2008; $125.0 million of 6.875% notes due February 1, 2005; $1.5 million of 7.0% notes due February 2, 2007 and $25.0 million of 6.875% notes due April 30, 2007. Net proceeds of $299.1 million were used to repay borrowings on the unsecured line of credit and to fund the acquisition and development of properties.

As of September 30, 1998, the Operating Partnership had $1.4 billion of investment grade rated unsecured debt securities outstanding. The debt securities have interest rates which vary from 6.65% to 8.0%, and maturity dates which range from 2000 to 2027.

The Operating Partnership has a $250.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rates ("LIBOR") plus
 .80%. The Facility matures in August 2001. This facility has a competitive bid option that allows the Operating Partnership to request bids from the Lenders for advances up to $150.0 million. At September 30, 1998, the Operating Partnership had $25.0 million as such $225.0 remains available under the Facility as of September 30, 1998. In addition, the Operating Partnership had $200.0 million outstanding under a separate short-term bank facility. This short-term facility carries interest at LIBOR plus 0.65% and matures in November 1999.

In addition to the unsecured debt securities, the Facility and the short-term facility, the Operating Partnership has $112.3 million of secured indebtedness (the "Mortgages") at September 30, 1998. The Mortgages have interest rates varying from 10.0% to 7.4% and maturity dates from 1998 to 2013. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Company also has $12.2 million of assessment bonds outstanding as of September 30, 1998.

In addition, the Company and Operating Partnership filed a shelf registration statement (the "May 1998 Shelf Registration Statement") with SEC which registered $500.0 million of equity securities of the Company and $500.0 million of debt securities of the Operating Partnership, which became effective in May 1998.

After completion of the equity and debt offerings, the Company has the capacity pursuant to a shelf registration statement declared effective in September 1997 (the "September 1997 Registration Statement") and the May 1998 Shelf Registration Statement to issue up to approximately $770.5 million in equity securities and the Operating Partnership has the capacity pursuant to the September 1997 Registration Statement and the May 1998 Shelf Registration Statement to issue up to $813.5 million in debt securities.

YEAR 2000 COMPLIANCE

The Company utilizes information technology (IT) systems such as computer hardware, software, and operating systems which are used for its financial and accounting business systems, as well as for property management and administrative functions. The Company also utilizes non-IT systems, such as electrical and mechanical systems, within its real estate facilities.

To evaluate the impact of Year 2000 compliance on its operations, the Company established a Year 2000 task force ("Task Force"). The Task Force consulted with the Company's IT department, the Company's regional facilities managers, and an outside consulting group to determine the impact to the IT and non-IT systems within its facilities. Based upon their findings, a course of action was developed, and the results are outlined below.

The Company's IT department inventoried all IT hardware and software to assess the business risk of each item. Manufacturers and/or suppliers were contacted to determine Year 2000 compliance. Hardware and software with high business risk, based on the manufacturers and/or suppliers assurances, do not appear to present Year 2000 issues with the exception of the Company's payroll system. The upgrade that will put the payroll software into compliance will be installed by December 31, 1998. Items with medium or low risk factors will be phased out or upgraded. None of the above upgrades constitutes a material capital expense for the Company.

The Company's primary business is owning and managing real estate, therefore any non-IT Year 2000 issues would reside in the Company's facilities. The Task Force, together with the regional facilities managers, is in the process of examining each building for electrical and mechanical systems that may contain date sensitive software and/or date sensitive imbedded microprocessors. To date, 90 percent of the facilities have been examined. Manufacturers and/or suppliers have been contacted to determine which such systems are Year 2000 compliant. Where non-compliance was detected, recommendations for solutions to potential problems were requested. Tests have been run, where possible, to determine which of the systems are Year 2000 compliant. Based on these evaluations, it is estimated that little modification work is required, and as a whole these modifications should not constitute a material capital expense. The modification work that is required should be completed in the first six months of 1999.

In the event of unforeseen failure of any facility-related mechanical system, due to a Year 2000 issue, contingency plans include the deployment of teams consisting of regional facility managers, building engineers and customer service personnel which would manually override any such building systems in a timely manner.

In addition to the "due diligence" being performed at the facility level, other steps have been taken to attempt to minimize the Company's Year 2000 exposure:
i) The Company's third party "critical" vendors (utility providers, banks, etc.) have been contacted to determine their state of Year 2000 preparedness; and the Company is currently in the process of receiving their responses; ii) the Task Force has attended Year 2000 seminars and has consulted with external legal counsel and consultants regarding potential issues facing the Company; and iii) an in-house database has been established to track building and vendor compliance, as well as tenant requests and the Company's corresponding responses.

Based on the Company's assessments to date and the proposed modifications, the Company believes that there should not be a material impact on the Company's IT and non-IT systems. No assurances, however, can be given that any or all of the Company's systems will be Year 2000 compliant, or that compliance will not have a material adverse effect on results of operations.

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

Funds from Operations per share is calculated based on weighted average shares outstanding, assuming the conversion of all Series A Preferred Stock, Class B and Class C Common Stock and all Operating Partnership units outstanding into shares of Common Stock and including the dilutive effect of stock option equivalents computed using the Treasury Stock method.


                              STATEMENT OF FUNDS FROM OPERATIONS
                                    (dollars in thousands)


                                      Three Months Ended                 Nine Months Ended
                                ------------------------------     -------------------------------
                                September 30,    September 30,     September 30,     September 30,
                                -------------    -------------     -------------     -------------
                                    1998             1997              1998              1997
                                 ---------         ---------         ---------         ---------
Income from Operations
  before disposition of
  property                       $  43,262         $  27,051         $ 121,835         $  76,974
Adjustments:
Dividends on Series B
  Preferred Stock                   (2,510)           (2,510)           (7,530)           (7,530)
Dividends on Series C
  Preferred Stock                   (2,953)               --            (8,859)               --
Dividends on Series E
  Preferred Stock                   (2,000)               --            (2,600)               --
Distributions on
  Preferred Operating
  Partnership Units                 (2,527)               --            (6,016)               --
Depreciation and
  Amortization                      23,924            13,282            65,699            36,036
Other, net                             105               186                76               560
Straight-lined rent                 (2,408)             (624)           (5,556)           (1,200)
                                 ---------         ---------         ---------         ---------
    Funds from Operations        $  54,893         $  37,385         $ 157,049         $ 104,840
                                 =========         =========         =========         =========

PART II. OTHER INFORMATION

Item 2. Changes in Securities

On September 30, 1998, the Company paid a dividend of one right for each outstanding share of common stock of the Company held of record at the close of business on September 30, 1998 or issued thereafter prior to the Separation Time (as defined in the Rights Agreement referred to below). The rights were issued pursuant to the Stockholder's Protection Rights Agreement, dated as of September 10, 1998 (the "Rights Agreement"), between the Company and The Bank of New York, as Rights Agent.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

      The exhibits listed below are filed as part of this quarterly report on Form 10-Q.


       Exhibit
       Number
       -------
        27.1  Article 5 Financial Data Schedule (EDGAR Filing Only)



(B)   Reports on Form 8-K

(i) The Company filed a current report on Form 8-K dated July 1, 1998, which included certain audited historical and unaudited pro forma financial information concerning the TDC Portfolio.

(ii) The Company filed a current report on Form 8-K dated September 9, 1998, which described the Rights Agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.




                                       Spieker Properties, L.P.
                                       (Registrant)




Dated: November 16, 1998               /s/  ELKE STRUNKA
      -----------------------------    -----------------------------------------
                                       Elke Strunka
                                       Vice President and
                                       Principal Accounting Officer

                                 EXHIBIT INDEX


Exhibit #                 Description
---------                 -----------
27.1                      Financial Data Schedule