Form 10-K
period 1998-12-31
SPIEKER PROPERTIES L P
filed 1999-03-31
CIK 1002575

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 33-98372-01

                            SPIEKER PROPERTIES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                       94-3188774
  -------------------------------                       -------------------
  (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                        Identification No.)

       2180 SAND HILL ROAD, MENLO PARK, CA                            94025
----------------------------------------------------------      ----------------
     (Address of principal executive offices)                      (Zip code)

                                 (650) 854-5600
                             ----------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

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

                                TABLE OF CONTENTS

                                    FORM 10-K


PART I                                                                                        Page No.
   Item 1  Business .....................................................................        15
   Item 2  Properties ...................................................................        15
   Item 3  Legal Proceedings ............................................................        15
   Item 4  Submission of Matters to a Vote of Security Holders ..........................        15

PART II

   Item 5  Market for Registrant's Common Equity and Related Stockholder Matters ........        15
   Item 6  Selected Financial Data ......................................................        15
   Item 7  Management's Discussion and Analysis of Financial Condition and Results of
           Operations ...................................................................        17
   Item 7A Quantitative and Qualitative Disclosures About Market Risk ...................        24
   Item 8  Financial Statements and Supplementary Data ..................................        24
   Item 9  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure ...................................................................        24

PART III

   Item 10 Directors and Executive Officers of the Registrant ...........................        24
   Item 11 Executive Compensation .......................................................        24
   Item 12 Security Ownership of Certain Beneficial Owners and Management ...............        24
   Item 13 Certain Relationships and Related Transactions ...............................        24

PART IV

   Item 14 Exhibits, Financial Statements, Schedules and Reports on Form 8-K ............        25


DOCUMENTS INCORPORATED BY REFERENCE:

PART III: Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's annual stockholders' meeting to be held on June 9, 1999.

LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 25.

        This document consists of 72 pages, plus exhibits attached hereto.

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

OVERVIEW

Spieker Properties, L.P. (the "Operating Partnership") specializes in the acquisition, development, management and leasing of office and industrial properties in California and Washington, Oregon and Idaho (the "Pacific Northwest"). Substantially all of the business activities of Spieker Properties, Inc. (the "Company") are conducted through the Operating Partnership, in which the Company owned an approximate 87.8% general and limited partnership interest at December 31, 1998.

The Company was formed to continue and expand the real estate activities of its predecessor firm, launched in 1970, commenced operations with the completion of its initial public offering ("IPO") in November 1993.

BUSINESS STRATEGY

The Operating Partnership's principal objective is to achieve sustainable, long-term growth in funds from operations per unit. Consistent with this objective the Operating Partnership seeks to maximize the return on each dollar of capital invested through the following focused and consistent business strategies.

Quality Office and Industrial Properties

The Operating Partnership invests in quality office and industrial properties that possess attributes that enable the properties to be competitive in the marketplace in both the short and long-term. With approximately 30 years of experience in owning and operating commercial properties, the Operating Partnership's management team possesses the knowledge necessary to assess the physical and locational attributes that determine a property's long-term viability.

The Operating Partnership focuses on differentiating its properties from those of nearby competitors, so as to maximize their attractiveness to potential users. Important characteristics in office buildings include efficient suite layouts, ample glass line per square foot of office space, user friendly common areas, stairs, elevators and restrooms and convenient parking. Further differentiation is achieved through amenities and services provided, such as on-site management, conference rooms and health clubs.

Distribution properties are designed with high clear heights, multiple dock facilities, appropriate truck staging and high-capacity sprinkler systems. With light industrial or R&D properties, the Operating Partnership also uses landscaping and exterior glass walls to increase the attractiveness of and demand for such space.

Invest in Growing Regions

The Operating Partnership seeks to invest in regions with diverse and vibrant economies that possess strong prospects for continued economic growth. The Operating Partnership believes that California and the Pacific Northwest possess attributes - high concentration of technology industries, growing populations with a well-educated employee base, ability to attract new capital, excellent universities, quality of life and well-developed infrastructures - that will contribute to continued economic growth. Within these growing regions the Operating Partnership focuses its activities in the major metropolitan areas of Seattle, Portland, San Francisco, San Jose, Sacramento, Los Angeles County, Orange County and San Diego, which have proven to be desired locations for a large number of businesses.

Submarket Concentrations

In the specific local submarkets in which it operates, the Operating Partnership generally seeks to own a number of properties and to be one of the most significant commercial landlords in that submarket. The Operating Partnership believes that it has achieved significant market penetration within a number of submarkets in which it operates. By achieving concentrated market positions, the Operating Partnership can offer prospective tenants a variety of property options and can accommodate the growth of existing tenants. Such submarket concentration also enables the Operating Partnership to maximize synergistic opportunities and economies of scale and allows key operating personnel to concentrate their expertise on specific markets and local conditions. Finally, the Operating Partnership believes that this strategy gives it a measure of control over the rental rates achieved and capital expenditures incurred in leasing space.

Focus on Flexible, Multi-Tenant Properties

The Operating Partnership seeks to own properties which will appeal to a broad range of potential tenants. As such, the Operating Partnership focuses on properties which are easily divisible and can accommodate tenants of various sizes. This flexibility also enables the Operating Partnership to meet the needs of existing tenants by being able to accommodate their inevitable expansion and contraction needs. In addition, the Operating Partnership's experience is that such property flexibility helps it maintain high occupancy rates, particularly when market conditions are less favorable, and control the cost of re-tenanting space.

Provide a Superior Level of Service

The Operating Partnership's goal is to provide a superior level of service to its tenants in order to achieve high occupancy and rental rates, as well as low turnover. To achieve this level of service, the Operating Partnership's office property managers are located on-site, providing tenants with convenient direct access to a management team which can respond quickly and allow tenants to focus on their business rather than property issues. These on-site property managers enable the properties to be well-maintained and convey a sense of quality, order and security.

EMPLOYEES AND OPERATING PHILOSOPHY

As of December 31, 1998, the Operating Partnership had 548 employees. These employee's focus on enhancing the Operating Partnership's business strategies through the following operating philosophies.

Fully-Integrated Real Estate Management Capabilities

The Operating Partnership has had, and will continue to have, a philosophy of maintaining in-house resources to add value to properties through the entire cycle of acquisition, development and ownership, including design, construction, leasing and management. The Operating Partnership utilizes in-house resources to market, lease and manage its properties and does not typically list its properties with outside businesses or use third-party managers. All of the Operating Partnership's officers with real estate responsibility have had extensive experience marketing various properties and have, at least one time in their careers, been directly responsible for leasing specific properties. The Operating Partnership believes this approach gives it a significant advantage as such depth of experience provides it with a detailed knowledge of markets and tenant preferences.

Training and Retention

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

Accountability

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

PROPERTY OVERVIEW

As of December 31, 1998, the Operating Partnership's portfolio of properties, consisted of 40.8 million square feet, made up of 20.5 million square feet of office and 20.3 million of industrial income producing properties located in California and the Pacific Northwest. With the exception of three assets totaling 808,000 square feet, the Operating Partnership owns 100% of the properties. The properties are segmented and managed in four operating regions. These four operating regions have been broken down into nine identifiable markets. Segment information related to the Operating Partnership's operating regions can also be found in footnote 13 of the Operating Partnership's Financial Statements.

The following table sets forth the rentable square feet of the Operating Partnership's properties by region, market and type, as of December 31, 1998.



                      RENTABLE SQUARE FOOTAGE OF PROPERTIES

                                              OFFICE                 INDUSTRIAL                 TOTAL                % OF TOTAL
                                              ------                 ----------                 -----                ----------
Pacific Northwest
   Seattle, WA/Boise, ID                     2,005,890                3,709,047                5,714,937                  14.0%
   Portland, OR                              2,472,344                3,400,578                5,872,922                  14.4
                                            ----------               ----------               ----------              --------
                                             4,478,234                7,109,625               11,587,859                  28.4
                                            ----------               ----------               ----------              --------
North - East Bay/Sacramento
   Sacramento, CA                            1,481,599                1,572,238                3,053,837                   7.5
   East Bay - San Francisco, CA              1,169,702                5,381,562                6,551,264                  16.0
   Peninsula - San Francisco, CA             2,116,337                  184,094                2,300,431                   5.6
                                            ----------               ----------               ----------              --------
                                             4,767,638                7,137,894               11,905,532                  29.1
                                            ----------               ----------               ----------              --------
Silicon Valley
   South Bay - San Francisco, CA             3,712,160                4,094,380                7,806,540                  19.1
                                            ----------               ----------               ----------              --------
                                             3,712,160                4,094,380                7,806,540                  19.1
                                            ----------               ----------               ----------              --------
Southern California
   Los Angeles County, CA                    2,480,721                       --                2,480,721                   6.1
   Orange County, CA                         3,643,523                1,081,105                4,724,628                  11.6
   San Diego, CA                             1,463,265                  874,928                2,338,193                   5.7
                                            ----------               ----------               ----------              --------
                                             7,587,509                1,956,033                9,543,542                  23.4
                                            ----------               ----------               ----------              --------
                         Total              20,545,541               20,297,932               40,843,473                 100.0%
                                            ==========               ==========               ==========              ========
                                                  50.3%                    49.7%                   100.0%


Occupancy Rates

The Operating Partnership continues to operate at consistently high occupancy levels and ended 1998 at a 96.4% average occupancy. This occupancy level is indicative of the strength of the Operating Partnership's local real estate markets, the continuing demand for space and the abilities of the Operating Partnership's local management teams to keep their projects leased.

The following tables set forth average occupancy rates at December 31, 1998, of the Operating Partnership's properties region, market and type and five year historical year-end occupancies.

                             AVERAGE OCCUPANCY RATES


                                                OFFICE           INDUSTRIAL           TOTAL
                                                ------           ----------           -----
Pacific Northwest
    Seattle, WA/Boise, ID                         98.7%              97.4%              97.8%
    Portland, OR                                  96.2               98.7               97.6
                                               -------            -------            -------
                                                  97.3               98.0               97.7
                                               -------            -------            -------
North - East Bay/Sacramento
    Sacramento, CA                                91.7               95.5               93.7
    East Bay - San Francisco, CA                  87.1               98.5               96.4
    Peninsula - San Francisco, CA                 98.2               98.3               98.2
                                               -------            -------            -------
                                                  93.5               97.8               96.1
                                               -------            -------            -------
Silicon Valley
    South Bay - San Francisco, CA                 96.5               96.5               96.5
                                               -------            -------            -------
                                                  96.5               96.5               96.5
                                               -------            -------            -------
Southern California
    Los Angeles County, CA                        91.3                 --               91.3
    Orange County, CA                             95.6               99.4               96.5
    San Diego, CA                                 95.3               99.7               97.0
                                               -------            -------            -------
                                                  94.2               99.5               95.3
                                               -------            -------            -------
                            Total                 95.1%              97.8%              96.4%
                                               =======            =======            =======


                      5 YEAR HISTORICAL YEAR-END OCCUPANCY


                                            TOTAL RENTABLE              YEAR-END
                     YEAR                  SQUARE FOOTAGE (1)           OCCUPANCY
                     ----                  ------------------           ---------
                     1998                     40,843,473                   96.4%
                     1997                     34,543,280                   94.5
                     1996                     21,429,732                   96.6
                     1995                     16,282,278                   96.9
                     1994                     13,933,113                   97.6


(1) Historical rental square footage may include occupancies for properties that have been sold.


Rent Growth/Lease Expirations

During 1998, the Operating Partnership continued to benefit from strong real estate markets with healthy demand, low vacancy levels and rising rents. As rents in many of the Operating Partnership's targeted markets have risen dramatically over the last few years, the Operating Partnership has achieved accelerated roll-over rent growth. Rent growth, measured as the difference between net effective (average) rents on new and renewed leases as compared to the expiring coupon rent on those same spaces, was at 37.4% for 1998. The following table shows recent historical roll-over rent growth:


                              ROLL-OVER RENT GROWTH


TYPE                             1998               1997               1996
----                             ----               ----               ----
Office                            43.2%              27.9%              15.4%
Industrial                        26.8               18.8                5.8
                                ------             ------             ------
             TOTAL                37.4%              23.0%              11.3%
                                ======             ======             ======

Lease Expirations

For the year ending December 31, 1999 approximately 15.3% of the Operating Partnership's rentable square footage representing leases in-place, is scheduled to expire. During the five year period from 1999-2003, over 86.0% of the leases in-place are scheduled to expire. Given the difference between in-place rents and current market rents, the lease expirations should provide opportunities for the Operating Partnership to increase rents on the re-leasing or renewal of second generation space.

The following tables set forth the lease expirations in summary and by product type for leases in-place as of January 1, 1999, assuming tenant renewal or termination options are not exercised.

                       LEASE EXPIRATIONS - ALL PROPERTIES


                        RENTABLE SQUARE         ANNUAL BASE      PERCENTAGE OF BASE
          YEAR        FOOTAGE EXPIRING (1)   RENTS EXPIRING(2)     RENTS EXPIRING
          ----        --------------------   -----------------     --------------
          1999              6,028,500             $ 80,057              15.1%
          2000              7,634,086               94,988              17.9
          2001              7,985,659               99,203              18.7
          2002              6,549,855               85,013              16.0
          2003              5,538,059               81,835              15.4
          2004              2,046,278               28,115               5.3
          2005              1,052,666               14,249               2.7
          2006                697,943               12,705               2.4
          2007                638,465               13,638               2.6
        Thereafter          1,214,548               20,551               3.9
                           ----------             --------             -----
         Total             39,386,059             $530,354             100.0%
                           ==========             ========             =====


                      LEASE EXPIRATIONS - OFFICE PROPERTIES


                RENTABLE SQUARE           ANNUAL BASE       PERCENTAGE OF BASE
     YEAR      FOOTAGE EXPIRING (1)    RENTS EXPIRING (2)     RENTS EXPIRING
     ----      --------------------    ------------------     --------------
     1999            3,383,442            $ 64,295                 15.8%
     2000            3,786,851              72,673                 17.9
     2001            3,548,947              73,542                 18.2
     2002            3,394,589              68,404                 16.8
     2003            2,489,065              58,727                 14.4
     2004              812,865              18,802                  4.6
     2005              388,532              10,585                  2.6
     2006              558,264              11,488                  2.8
     2007              513,906              12,156                  3.0
  Thereafter           663,555              15,752                  3.9
                    ----------            --------                -----
    Total           19,540,016            $406,424                100.0%
                    ==========            ========                =====


                    LEASE EXPIRATIONS - INDUSTRIAL PROPERTIES


                 RENTABLE SQUARE         ANNUAL BASE         PERCENTAGE OF BASE
  YEAR          FOOTAGE EXPIRING (1)   RENTS EXPIRING (2)      RENTS EXPIRING
  ----          --------------------   ------------------      --------------
  1999               2,645,058             $ 15,762                  12.7%
  2000               3,847,235               22,315                  18.0
  2001               4,436,712               25,661                  20.7
  2002               3,155,266               16,609                  13.4
  2003               3,048,994               23,108                  18.6
  2004               1,233,413                9,313                   7.5
  2005                 664,134                3,664                   3.0
  2006                 139,679                1,217                   1.0
  2007                 124,559                1,482                   1.2
Thereafter             550,993                4,799                   3.9
                    ----------             --------                 -----
  Total             19,846,043             $123,930                 100.0%
                    ==========             ========                 =====


(1)     Does not include month-to-month leases.

(2) Base rent represents amounts contractually due, adjusted for contractual increases, which may include taxes, insurance and common area maintenance.

Leasing Activity/Re-leasing Costs

The Operating Partnership continues to aggressively manage the cost of leasing commissions and tenant improvements ("capital expenditures") associated with the renewal and re-leasing of space. The amount of capital expenditures spent on leasing second generation space is impacted by the relative strength of the local real estate market, the type of property being leased, the length of the leases signed and the total value of the leases signed. The average capital expenditure per square foot of space leased has shown moderate growth over time. This increase is directly correlated to a shift in the Operating Partnership's portfolio towards office properties, rapidly increasing market rents, which result in higher leasing commissions, and longer average lease terms. The following tables highlight historical leasing activity and re-leasing costs by property type.


                        SUMMARY OF 1998 LEASING ACTIVITY


                                                                                                           WEIGHTED
                                              1ST GENERATION SPACE (1)       2ND GENERATION SPACE (2)      AVERAGE    2ND GEN.
                          TOTAL               ------------------------       ------------------------      LEASE      TI/COMM
TYPE            # LEASES        SQ.FEET        #LEASES       SQ. FEET       # LEASES       SQ. FEET       TERM (MO)    PSF (3)
----            --------        -------        -------       --------       --------       --------       ---------    -------
Office              1,084      4,481,345            174      1,025,483            910      3,455,862             54     $5.26
Industrial            382      6,042,888             52      1,182,264            330      4,860,624             51      1.20
               ----------     ----------     ----------     ----------     ----------     ----------     ----------     -----
Total               1,466     10,524,233            226      2,207,747          1,240      8,316,486             53     $2.73
               ==========     ==========     ==========     ==========     ==========     ==========     ==========     =====


                        SUMMARY OF 1997 LEASING ACTIVITY


                                                                                                                       WEIGHTED
                                              1ST GENERATION SPACE (1)       2ND GENERATION SPACE (2)      AVERAGE     2ND GEN.
                         TOTAL                ------------------------       ------------------------       LEASE      TI/COMM
TYPE            # LEASES       SQ. FEET        #LEASES       SQ. FEET       #LEASES         SQ. FEET      TERM (MO)     PSF (3)
----            --------       --------        -------       --------       -------         --------      ---------     -------
Office                673      2,121,754            122        570,977            551      1,550,777             41      $3.65
Industrial            325      5,774,904             58      1,168,891            267      4,606,013             45       0.88
                ---------      ---------      ---------      ---------      ---------      ---------      ---------      -----
Total                 998      7,896,658            180      1,739,868            818      6,156,790             42      $1.57
                =========      =========      =========      =========      =========      =========      =========      =====


                        SUMMARY OF 1996 LEASING ACTIVITY


                                                                                                                      WEIGHTED
                                              1ST GENERATION SPACE (1)      2ND GENERATION SPACE (2)       AVERAGE     2ND GEN.
                          TOTAL               ------------------------      ------------------------        LEASE      TI/COMM
TYPE             # LEASES       SQ. FEET       # LEASES      SQ. FEET        # LEASES      SQ. FEET       TERM (MO)     PSF (3)
----             --------       --------       --------      --------        --------      --------       ---------     -------
Office                458      1,363,183             51        145,308            407      1,217,875             40      $4.38
Industrial            187      2,993,029             27        744,791            160      2,248,238             40       0.97
                ---------      ---------      ---------      ---------      ---------      ---------      ---------      -----
Total                 645      4,356,212             78        890,099            567      3,466,113             40      $2.22
                =========      =========      =========      =========      =========      =========      =========      =====


(1)     1st generation is defined as previously unleased shell space.

(2)     Excluding month-to-month leases.

(3) Tenant Improvement and leasing commission costs per square foot calculated based on 2nd generation space, excluding month-to-month and repositioning leases, of 1,936,943 square feet for 1998, 2,798,822 square feet for 1997 and 877,587 square feet for 1996.

Tenant Profiles

The Operating Partnership has over 4,500 tenants, with the average tenant occupying approximately 8,500 square feet and paying an annual net rent of approximately $98,250. The tenant base is extremely diversified, as demonstrated below, based on the business sectors in which they operate. The Operating Partnership's largest tenant, Xerox, represents approximately 1.4% of the Operating Partnership's 1998 net rental income. The top fifty tenants represent less than 23% of the Operating Partnership's 1998 net rental income.

                     TENANT PROFILE BASED ON 1998 NET RENTS


                                     PERCENTAGE OF
     BUSINESS SECTOR               NET RENTAL INCOME
     ---------------               -----------------
Software                                 11%
Hardware                                  9
Insurance                                 6
Professional Services                     6
Banking                                   6
Telecom                                   5
Securities                                4
Research & Development                    4
Transportation & Logistics                3
Aircraft & Auto Manufacturing             3


Investment Activity

The Operating Partnership strategically invests in real estate either through the acquisition of existing properties or through the development of new properties. The Operating Partnership invests in markets with vigorous economies that have the potential for sustainable long-term economic growth. Within these markets the Operating Partnership focuses on high quality, flexible, multi-tenant office and industrial buildings. When evaluating potential acquisitions, some of the factors the Operating Partnership considers are short and long-term returns on capital, total cost compared to replacement cost, the level of in-place rents compared to current market rents and tenant mix. In assessing the viability of a potential development the Operating Partnership also considers market demand and competitive supply.

Acquisitions

During 1998, the Operating Partnership acquired office and industrial properties totaling 6.3 million square feet representing a total investment of $884.8 million. Office acquisitions added 5.1 million square feet for a total investment of $825.4 million while industrial acquisitions added 1.2 million square feet for a $59.4 million total investment. Average initial occupancies on these acquisitions were 90.8%. The Operating Partnership uses the terms "total investment" and "invested" to represent the initial cost of an acquisition, plus projected costs of repositioning capital expenditures anticipated at the time of purchase.

The following table sets forth 1998 acquisitions by region, market and type based on total investment:

                                1998 ACQUISITIONS


                                        OFFICE    INDUSTRIAL    TOTAL
                                       --------   ----------   --------
Pacific Northwest
     Seattle, WA/Boise, ID             $   15.1    $     --    $   15.1
     Portland, OR                          52.3          --        52.3
                                       --------    --------    --------
                                           67.4          --        67.4
                                       --------    --------    --------
North - East Bay/ Sacramento
     Sacramento, CA                          --        25.0        25.0
     East Bay - San Francisco, CA            --        34.4        34.4
     Peninsula  - San  Francisco,         153.3          --       153.3
                                       --------    --------    --------
CA
                                          153.3        59.4       212.7
                                       --------    --------    --------
Silicon Valley
     South  Bay - San  Francisco,         189.9          --       189.9
                                       --------    --------    --------
CA

Southern California
     Los Angeles County, CA               218.8          --       218.8
     Orange County, CA                    159.4          --       159.4
     San Diego, CA                         36.6          --        36.6
                                       --------    --------    --------
                                          414.8          --       414.8
                                       --------    --------    --------
                            Total      $  825.4    $   59.4    $  884.8
                                       ========    ========    ========

Developments

During 1998, the Operating Partnership completed six property developments adding 889,651 square feet to the Operating Partnership's stabilized portfolio for a total investment of $56.6 million. The Operating Partnership considers a development completed and stabilized at the earlier of eighteen months after shell completion or a 95% occupancy rate having been reached. Each of the completed development properties listed below by type, market, and region were 100% occupied at December 31, 1998 and are included in the Operating Partnership's stabilized portfolio.

                             COMPLETED DEVELOPMENTS


                                                              RENTABLE     TOTAL INVESTMENT
      PROPERTY                              LOCATION         SQUARE FEET     ($000'S)
      --------                              --------         -----------     --------
 Office

PACIFIC NORTHWEST
   Portland, OR
     4949 Meadows                         Lake Oswego, OR       125,190      $ 17,648
                                                                --------     --------

          TOTAL OFFICE                                          125,190      $ 17,648
                                                                ========     ========
Industrial

PACIFIC NORTHWEST
   Seattle, WA
     Kirkland 118                         Kirkland, WA           77,000      $  5,964
   Portland, OR
     Marine Drive Distribution            Portland, OR          258,500         8,308
      Center III

NORTH - EAST BAY/SACRAMENTO
   East Bay - San Francisco, CA
     Bay Center Business Park-Phase III   Hayward, CA           116,941         6,880


SILICON VALLEY
   South Bay - San Francisco, CA
     Dixon Landing-North Phase II         Milpitas, CA           83,890         7,934

SOUTHERN CALIFORNIA
   San Diego, CA
     Sorrento Vista                       San Diego, CA         228,130         9,903
                                                                --------     --------

      TOTAL INDUSTRIAL                                          764,461      $ 38,989
                                                                =======      ========

      TOTAL COMPLETED DEVELOPMENTS                              889,651      $ 56,637
                                                                =======      ========


At the end of 1998 the Operating Partnership had seven industrial properties and fourteen office properties under development that will add approximately 3.3 million square feet to the Operating Partnership's stabilized portfolio over the next several years. The tables on the following page detail development properties by type, region and market for a total estimated investment of $377.2 million. These development properties were on average 47.6% pre-leased at December 31, 1998.

                         (See following page for table)

                            Developments in Process


                                         ACTUAL OR                             TOTAL
                                       ESTIMATED SHELL        RENTABLE      INVESTMENT
PROPERTY                               COMPLETION DATE      SQUARE FEET       ($000'S)
--------                               ---------------      -----------       --------
OFFICE

PACIFIC NORTHWEST
   Portland, OR
     4800 Meadows                       January 1999            74,211      $   13,019

NORTH - EAST BAY / SACRAMENTO
   Sacramento, CA
     Gateway Oaks IV                    June 1998               81,482          11,854
     Parkshore Plaza Phase I            November 1998          114,356          14,371
     Johnson Ranch Corp. Center II      December 1998           41,000           5,413
     East Roseville Parkway             May 1999               105,000          15,008
     Parkshore Plaza Phase II           August 1999            153,430          20,331
                                                            ----------      ----------
                                                               495,268          66,977
                                                            ----------      ----------
   East Bay - San Francisco, CA
     Treat Towers                       February 1999          362,146          63,569

SILICON VALLEY
   South Bay - San Francisco, CA
     Gateway Office III                 June 1998              123,400          21,628
     Ryan Ranch Oaks Phase I            September 1998          34,895           4,937
     Concourse V                        July 1999              135,238          35,210
                                                            ----------      ----------
                                                               293,533          61,775
                                                            ----------      ----------
SOUTHERN CALIFORNIA
   Los Angeles County, CA
     Arboretum Courtyard                April 1999             133,528          33,938
   Orange County, CA
     City Plaza                         November 1998          318,622          35,655
   San Diego, CA
     Bridge Pointe I                    August 1998            215,800          22,820
     Pacific Ridge Corporate Center     March 1999             120,980          17,468
                                                            ----------      ----------

                                                               336,780          40,288
                                                            ----------      ----------
         TOTAL OFFICE                                        2,014,088      $  315,221
                                                            ==========      ==========

INDUSTRIAL

PACIFIC NORTHWEST
   Portland, OR
     158th Commerce Park                June 1998              381,750      $   16,589

NORTH - EAST BAY / SACRAMENTO
   Sacramento, CA
     Riverside Business Center          June 1997              174,624           7,430
     Seaport Distribution Center        December 1997          199,553           6,510
                                                            ----------      ----------
                                                               374,177          13,940
                                                            ----------      ----------
   East Bay - San Francisco, CA
     Concord N. Commerce Center II      November 1998           64,125           4,163
     Benicia Commerce Center II         December 1998          220,549           9,580
     Vasco Business Center              December 1998           95,574           6,493
                                                            ----------      ----------
                                                               380,248          20,236
                                                            ----------      ----------
SILICON VALLEY
   South Bay - San Francisco, CA
     Dixon Landing North Phase I        January 1998           118,290          11,179
                                                            ----------      ----------

      TOTAL INDUSTRIAL                                       1,254,465      $   61,944
                                                            ==========      ==========

      TOTAL DEVELOPMENTS IN PROCESS                          3,268,553      $  377,165
                                                            ==========      ==========

Competition

Other properties within the Operating Partnership's markets compete with the Properties in attracting tenants, primarily on the basis of location, rental rates, services provided, and the design and condition of the improvements. In each of the Operating Partnership's markets, the competition for tenants has been, and continues to be, intense. Some of these competing properties are newer, better located or better capitalized than the Operating Partnership's properties. The number of competitive commercial properties in a particular area could have a material effect on the Operating Partnership's ability to lease space in its properties or at newly developed or acquired properties and on the rents charged.

The Operating Partnership also faces competition in its efforts to acquire or develop desirable real estate. Such competitors include domestic and foreign financial institutions, other REITs, life insurance companies, pension funds, trust funds, partnerships and individual investors.

CAPITAL STRUCTURE AND WORKING CAPITAL

The Operating Partnership's principal sources of funding for its ongoing operations, which include the leasing and build-out of existing space as well as the acquisition, development, expansion and renovation of additional properties and debt maturities, are cash flows provided by operations, unsecured short-term borrowings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, proceeds from the disposition of non-strategic assets and the assumption of secured debt on properties acquired.

The Operating Partnership believes that its ability to access a variety of capital sources enables it to reduce its overall cost of capital and maintain a prudent capital structure. Including its IPO, the Company has raised over $1.7 billion in public equity capital. These proceeds were contributed by the Company to the Operating Partnership in exchange for Operating Partnership Units. The Operating Partnership has also issued approximately $1.4 billion of investment grade rated unsecured notes with interest rates between 6.65% and 8.0% and maturity dates ranging from 2000 to 2027 and approximately $500 million of Preferred Stock and Preferred Operating Partnership Units at dividend yields between 7.6875% and 9.45%.

                     CAPITAL STRUCTURE AT DECEMBER 31, 1998

DEBT


                                          PRINCIPAL
                                            AMOUNT
                                            ------
Unsecured Notes                           $1,436,500
Unsecured Short-Term Borrowings              300,000
Mortgage Loans                               110,698
                                          ----------
                          Total Debt      $1,847,198
                                          ----------



EQUITY


                                                                    SHARES     CONVERSION    COMMON STOCK      $ VALUE
                                                                  OUTSTANDING    RATIO       EQUIVALENTS     EQUIVALENT(1)
                                                                  -----------    -----       -----------     -------------
Series A Convertible Preferred Stock                                 1,000      1.22:1          1,220         $   42,243
Series B Cumulative Redeemable Preferred Stock                       4,250         N/A            N/A            106,250(2)
Series C Cumulative Redeemable Preferred Stock                       6,000         N/A            N/A            150,000(2)
Series E Cumulative Redeemable Preferred Stock                       4,000         N/A            N/A            100,000(2)
Common Stock                                                        61,916         N/A         61,916          2,143,841
Class B Common Stock (3)                                               N/A         N/A            N/A                 --
Class C Common Stock (4)                                             1,176         1:1          1,176             40,719
Operating Partnership Units                                          8,903         1:1          8,903            308,266
Convertible Preferred OP Units                                       1,722         N/A            N/A             64,334(5)
Series D Cumulative Redeemable Preferred OP Units                    1,500         N/A            N/A             75,000(6)
                                                                                                -----         ----------
                                Total Equity                                                   73,215          3,030,653
                                                                                                =====         ----------
Total Market Capitalization (total debt plus total equity)                                                    $4,877,851
                                                                                                              ==========


(1) Value based on December 31, 1998 closing stock price of $34.625, unless otherwise noted.

(2)     Value based on $25.00 per share liquidation preference.

(3) Shares were convertible at May 1998. As of December 31, 1998, all shares have been converted into Common Stock.

(4)     Shares are convertible beginning in March 1999.

(5) Value based on $37.36 per share liquidation preference into Series D Preferred Stock; units have been convertible since May 1998 at a conversion rate of 0.90909 per unit.

(6) Value based on $50.00 per share, units have been convertible into Series D Preferred Stock since April 1998.

The Operating Partnership believes that the cash provided by operations, its unsecured line of credit and proceeds from the disposition of non-strategic assets provide sufficient sources of liquidity to fund the Operating Partnership's working capital requirements.

OTHER DISCLOSURES

Year 2000 Compliance

The Operating Partnership utilizes information technology (IT) systems such as computer hardware, software, and operating systems which are used for its financial and accounting business systems, as well as for property management and administrative functions. The Operating Partnership also utilizes non-IT systems, such as electrical and mechanical systems, within its real estate facilities.

To evaluate the impact of Year 2000 compliance on its operations, the Operating Partnership established a Year 2000 task force. The task force consulted with the Operating Partnership's IT department, the Operating Partnership's regional facilities managers, and an outside consulting group to determine the impact to the IT and non-IT systems within its facilities. Based upon their findings, a course of action was developed, and the results are outlined below.

The Operating Partnership's IT department inventoried all IT hardware and software to assess the business risk of each item. Manufacturers and/or suppliers were contacted to determine Year 2000 compliance. Hardware and software with high business risk, based on the manufacturer's and/or supplier's assurances, do not appear to present Year 2000 issues. Since the filing of the Operating Partnership's Form 10-Q for the period ended September 30, 1998, the Operating Partnership's payroll system has been upgraded and tested and is now Year 2000 compliant. Items with medium or low risk factors will be phased out or upgraded. None of the above upgrades constitutes a material capital expense for the Operating Partnership.

The Operating Partnership's primary business is owning and managing real estate, therefore non-IT Year 2000 issues could reside in the Operating Partnership's properties. The Task Force, together with the regional facilities managers have examined each building for electrical and mechanical systems that may contain date sensitive software and/or date sensitive imbedded microprocessors. Manufacturers and/or suppliers have been contacted to determine which systems are Year 2000 compliant. Where non-compliance was detected, recommendations for solutions to potential problems were requested. Tests have been run, where possible, to determine which of the systems are Year 2000 compliant. Based on these evaluations, the Operating Partnership estimates that minimal modification is required, and as a whole these modifications should not constitute a material capital expense. The modification that is required should be completed within the first six months of 1999.

In the event of unforeseen failure of any facility-related mechanical system, due to a Year 2000 issue, contingency plans are in place and include the deployment of teams consisting of regional facility managers, building engineers and customer service personnel which would manually override any such building systems in a timely manner.

In addition to the "due diligence" being performed at the property level, other steps have been taken to attempt to minimize the Operating Partnership's Year 2000 exposure: (1) the Operating Partnership's third party "critical" vendors (utility providers, banks, etc.) have been contacted to determine their state of Year 2000 preparedness; and the Operating Partnership is currently in the process of receiving their responses; (2) the task force has attended Year 2000 seminars and has consulted with external legal counsel and consultants regarding potential issues facing the Operating Partnership; and (3) an in-house database has been established to track building and vendor compliance, as well as tenant requests and the Operating Partnership's corresponding responses.

Based on the Operating Partnership's assessments to date and the proposed modifications, the Operating Partnership believes that there should not be a material impact on the Operating Partnership's IT and non-IT systems. No assurances, however, can be given that any or all of the Operating Partnership's systems will be Year 2000 compliant, or that compliance will not have a material adverse effect on results of operations.

Environmental Matters

Compliance with laws and regulations relating to the protection of the environment, including those regarding the discharge of materials into the environment, has not had any material effect upon the financial condition or results of operations of the Operating Partnership.

The 97 properties owned by the Operating Partnership at December 31, 1993, were each subject to a Phase I environmental audit or update during the twelve-month period ended December 31, 1993, certain of the properties were subject to Phase II environmental investigations, and all buildings constructed prior to 1985 have been subject to asbestos detection investigations. In addition, for each of the properties acquired subsequent to December 31, 1993, and for each parcel of land purchased for development, a Phase I environmental audit or update was completed as part of the acquisition due diligence process. These investigations have not revealed any environmental condition that the Operating Partnership believes would have a material effect on its business, assets or results of operations. Independent parties have reported that no asbestos-containing materials were used in buildings constructed on its properties during or after 1985.

Site assessments have revealed soil and ground water contamination at the Stender Way II property in Santa Clara, California. A third party is primarily bearing the costs relating to this environmental condition and the Operating Partnership believes that its exposure, if any, is not material. Additionally, three properties located in Stanford Research Park in Palo Alto, California, are subject to varying degrees of known environmental contamination. The remediation costs associated with this contamination have also been, and are expected to continue to be, borne by other parties. Furthermore, the Operating Partnership has entered into indemnification agreements whereby the Operating Partnership has been, and is to be, indemnified for liabilities arising from clean-up costs relating to these three properties. Environmental contamination has been found to have originated at Walsh at Lafayette, an industrial development project site in Santa Clara that was acquired by the Operating Partnership in 1995. The relevant government agency has identified a third party as responsible for remediation, and the remediation process is continuing. The Operating Partnership is being indemnified for environmental contamination on the Walsh at Lafayette property by a third party that was the former owner of the property.

Site assessments have revealed that soil and groundwater at the Operating Partnership's Montgomery Ward property in Pleasant Hill, California, have been contaminated with volatile organic compounds. The likely sources of this contamination are on-site underground storage tanks and a potential off-site contamination source. To date, no government agency has issued any directives requiring that a remediation plan be filed or the contamination be cleaned up. The Spieker partnership that transferred this property to the Operating Partnership previously filed a lawsuit against the seller to enforce an indemnity agreement and against certain other potentially responsible parties to have those parties bear any clean-up costs. Settlement has been reached with certain of the defendants in the lawsuit, resulting in cash payments to the Operating Partnership. A trial involving the remaining defendants ended without any additional cash awards being made. Due to the nature of this environmental condition and the Operating Partnership's expectation that other parties will be primarily responsible for the clean-up costs, the Operating Partnership believes that its exposure, if any, for clean-up costs would not have a material adverse effect on the Operating Partnership's financial condition, results of operations or liquidity.

Site assessments have revealed soil and groundwater contamination at the Arden Square property in Sacramento, California, and the Woodside Central property in Woodside, California, which have since been sold to Pacific Retail Trust. The Operating Partnership agreed to indemnify the buyer for the contamination. However, the Operating Partnership believes that the liabilities and clean-up costs associated with this contamination are covered under the Operating Partnership's pollution insurance policy, except to the extent of the deductible under such policy.

Property owned by GAF Corporation and/or Mattel, Inc. in the vicinity of the Nimbus Corporate Center property in Beaverton, Oregon was discovered to have very high levels of soil and groundwater contamination. Site assessments are currently being conducted to determine the extent, if any, that such contamination may have affected the Nimbus Corporate Center property. The Operating Partnership believes that GAF, Mattel and/or other third parties will bear the liabilities and remediation costs associated with this contamination, and that, in any event, any exposure the Operating Partnership might have, would be covered by the Operating Partnership's pollution insurance policy, except to the extent of the deductible under such policy.

Although the environmental investigations conducted to date have not revealed any environmental liability that the Operating Partnership believes would have a material adverse effect on the Operating Partnership's business, assets or results of operations, and the Operating Partnership is not aware of any such liability, it is possible that these investigations did not reveal all environmental liabilities or that there are material environmental liabilities of which the Operating Partnership is unaware. No assurances can be given that
(1) future laws, ordinances, or regulations will not impose any material environmental liability, or (2) the current environmental condition of the Properties has not been, or will not be, affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties, or by third parties unrelated to the Operating Partnership.


ITEM 1. BUSINESS

Information related to this Item is located on pages 3-5 and on pages 12-15.

ITEM 2. PROPERTIES

Information related to this Item is located on pages 5-11.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which either the Company or the Properties is a party, or to which any of the assets of the Company or the Properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

None

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth:

        o Consolidated operating data presented for the years ended December 31, 1998, 1997, 1996, 1995 and 1994.

        o Consolidated balance sheet data presented as of December 31, 1998, 1997, 1996, 1995, and 1994.

This selected financial data should be read in conjunction with financial statements (including the notes thereto) of the Operating Partnership included in Item 8.

                          SUMMARY FINANCIAL INFORMATION
                (amounts in thousands, except per share amounts)


                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                           1998           1997           1996           1995            1994
                                         ---------      ---------      ---------      ---------       ---------
OPERATING DATA:
Revenues                                 $ 561,097      $ 331,313      $ 200,699      $ 153,391       $ 121,037
Income from operations before
  disposition of property, minority
  interests and extraordinary items        163,924        110,134         65,764         30,335          13,363
Income before extraordinary items          185,939        130,365         74,091         30,444          13,393
Net income (loss)                          185,939        130,365         74,091        (10,361)         13,393
Net income (loss) available to             133,211        102,305         54,149         (8,837)         10,541
  General Partners
Net income (loss) available to              17,731         14,959          9,901         (1,524)          2,852
  Limited Partners
Net income (loss) per Common
  Operating Unit before                       2.56           2.27           1.74            .90             .49
  extraordinary items (1)
Net income (loss) per Common                  2.56           2.27           1.74           (.31)            .49
  Operating Unit (1)
Distribution per Common Unit:
  General Partners (1)                        2.29           2.08           1.78           1.76            1.60
  Limited Partners (1)                        2.28           1.98           1.72           1.68            1.60


                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                           1998            1997           1996           1995           1994
                                         ---------      ---------      ---------      ---------       ---------
BALANCE SHEET DATA:

Investment in real estate (before
  accumulated depreciation)              $4,182,806     $3,252,572     $1,447,173     $1,098,871      $ 870,613
Net investment in real estate            3,942,028      3,083,521      1,319,472        974,259         770,827
Total assets                             4,056,870      3,242,934      1,390,314      1,011,497         809,938
Mortgage loans, net (2)                    110,698         96,502         45,997        112,702         514,098
Unsecured debt                           1,736,500      1,335,000        674,000        377,700              --
Total debt                               1,847,198      1,431,502        719,997        490,402         514,098
Partners' capital                        2,021,814      1,679,841        610,928        468,576         258,760


                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                            1998           1997           1996           1995            1994
                                         ---------      ---------      ---------      ---------       ---------
OTHER DATA:
Funds from Operations (3)                $ 215,064      $ 147,912      $  93,293      $  61,428       $  41,935
Cash flow provided (used) by:
  Operating activities                     293,989        191,450        112,581         76,471          47,750
  Investing activities                    (786,502)     (1,697,885)     (387,567)      (200,515)       (161,332)
  Financing activities                     474,801      1,499,727        296,749        121,954          97,378
Total rentable square footage of
  properties at end of period               40,843         34,543         21,430         16,282          13,933
Occupancy rate at end of period               96.4%          94.5%          96.6%          96.9%           97.6%


(1) Per unit amounts for the Operating Partnership are computed using the weighted average units outstanding during the period. The weighted average general partner units and limited partner units outstanding for the years ending December 31, 1998, 1997, 1996, 1995 and 1994, are as follows:


                                        Diluted Weighted     Diluted Weighted
                                            Average             Average
                   Year Ended       General Partner Units    Limited Partner Units
                   ----------       ---------------------    ---------------------
                      1998                64,098,182           8,429,646
                      1997                50,186,572           7,209,418
                      1996                35,910,652           6,549,819
                      1995                27,360,000           6,409,742
                      1994                21,192,655           5,876,586


(2)     Net of discount of approximately $31.6 million as of December 31, 1994.

(3) Refer to "Funds from Operations" in Item-7 Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion and definition of the Operating Partnership's Funds from Operations. In February 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established new guidelines clarifying its definition of Funds from Operations and requested that REITs adopt this new definition beginning in 1996. The new definition provides that the amortization of debt discount and deferred financing costs is no longer to be added back to net income to calculate Funds from Operations. In 1996, the Operating Partnership substantially implemented the new NAREIT definition for calculating Funds from Operations. The amounts presented above for the years ended December 31, 1995 and 1994, have been restated to reflect the new NAREIT definition. Funds from Operations previously reported by the Operating Partnership based on the old NAREIT definition for the years ended December 31, 1995 and 1994, were $70,790 and $52,142, respectively.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those risks and special considerations set forth in the Operating Partnership's other SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Operating Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Overview

In 1998, the Operating Partnership focused on maximizing the value of its real estate portfolio by increasing the cash flow from its properties, by maintaining high occupancy levels and increasing effective rents, as well as completing strategic acquisition and development transactions. The Operating Partnership also continued to focus on maintaining a capital structure that allows the Operating Partnership to execute its business strategy.

The Operating Partnership continued to experience accelerating rent growth in its portfolio of properties. For the year ended December 31, 1998, net effective rents on average were 37.4% higher than the expiring coupon rent on the 8.3 million square feet of second generation space renewed or re-leased. For the year ended December 31, 1997, roll-over rents grew by 23.0% on approximately 6.2 million square feet of second generation space.

The Operating Partnership continued to increase its presence in its target markets during 1998. Of the 6.3 million square feet added to its portfolio during 1998 (the "1998 Acquisitions"), 5.9 million square feet were added in California. A significant contributor to this increase was the closing of the Transpacific Development Company (TDC) portfolio. The TDC portfolio consists of
3.1 million square feet of office space for a total investment of $459.3 million. The portfolio added the following: 1.7 million square feet in the Los Angeles County market for a total investment of $218.9 million; 0.7 million square feet in the Peninsula market for $136.9 million; 0.4 million square feet in the Orange County market for $67.0 million and 0.3 million square feet in the San Diego market for $36.5 million. Two significant acquisitions in the Silicon Valley region added 0.9 million square feet for a total investment of $189.9 million. The remainder of the acquisitions added 1.3 million square feet in North-East Bay/Sacramento, CA, 0.6 million square feet in Southern California and 0.4 million square feet in the Pacific Northwest for a total investment of $235.6 million. Further breakdown of the 1998 Acquisitions can be found in Part 1 of this Form 10-K.

While the Operating Partnership was able to complete a number of acquisitions during early 1998, the market for property acquisitions tightened. In all of the markets that the Operating Partnership operates competition increased and, with it, the cost of assets. Concurrent with this increase in costs was a decrease in the initial returns reducing the Operating Partnership's incentive to purchase new properties. Accordingly, the Operating Partnership purchased fewer assets in the latter half of the year.

During 1998, the Operating Partnership increased its level of development activity. The Operating Partnership added eight projects totaling 929,000 square feet to its development pipeline for a total investment of approximately $110.6 million while it completed six properties during the year adding 889,651 square feet to its stabilized portfolio for a total investment of $56.6 million. At December 31, 1998 the Operating Partnership had developments and redevelopments in process for approximately 3.3 million square feet of office and industrial properties for a total investment of $377.2 million up from 2.9 million square feet for a total investment of $284.7 million at the end of 1997. Further breakdown of the Operating Partnership's developments and redevelopments in process can be found in Part 1 of this Form 10-K. The developments completed during 1998 and the developments in process at December 31, 1998, are collectively referred to as the "Developments." A few of the developments in process, though not yet completed, were partially leased and occupied during 1998 and, accordingly, revenue and expense amounts for such developments are included in the Operating Partnership's operating results for the year ended December 31, 1998.

The Operating Partnership continued to strengthen its balance sheet by accessing both the public and private equity markets and the public debt market. In 1998, the Company raised approximately $266.2 million in equity capital and issued $301.5 million of investment grade rated unsecured notes with maturities ranging from seven to ten years.

During 1998 the Operating Partnership disposed of its final retail property for a total sales price of $40.9 million and recognized a book gain of approximately $9.0 million. The Operating Partnership also disposed of six other properties and two land parcels, for a total sales price of $34.5 million recognizing a book gain of approximately $11.1 million. Additionally, Spieker Northwest, Inc.
(SNI), an affiliate of Spieker Properties, Inc., recognized net proceeds of $284.4 million on property disposed of during 1998. These properties were not consistent with the Operating Partnership's long-term growth strategy due to location, asset quality, tenant mix or certain other characteristics.

Comparison of 1998 to 1997

The following comparison is of the Operating Partnership's consolidated operations for the year ended December 31, 1998 to the year ended December 31, 1997.

Rental revenues for 1998 increased by $220.8 million for 68.7% to $542.4 million, as compared with $321.6 million for 1997. Of this increase, $117.6 million was generated by properties acquired during 1997 (the "1997 Acquisitions"), for which the Operating Partnership recognized a full year's results in 1998 as compared to a partial year's results in the year acquisition. $86.5 million was generated by the 1998 Acquisitions which were acquired on various dates throughout 1998. $17.6 million is attributable to the Developments and $13.7 million is attributable to the 1998 Core Portfolio. The "1998 Core Portfolio" is defined as properties owned at January 1, 1997 and still owned at December 31, 1998. Increases in the 1998 Core Portfolio can be attributed to higher rents on roll-overs, contractual rent increases and increased occupancies. The increases in rental revenue are partially offset by a decrease of $14.6 million attributable to the disposition of properties, which were owned by the Operating Partnership during the year ended December 31, 1997 (the "1998 Property Dispositions").

Interest and other income increased by $9.0 million or 92.4% for the year ended December 31, 1998, as compared to the year ended December 31, 1997. The net increase in interest and other income is due to interest income from mortgage loans made to SNI in relation to SNI's acquisition of non-core assets. These assets have subsequently been sold. This increase is slightly offset by a decrease in interest earned on cash balances. Average cash balances for the year ended December 31, 1998 were $33.9 million as compared to $56.4 million in 1997.

Rental expenses increased by $58.2 million or 87.3% for 1998, as compared with 1997. Real estate taxes increased by $17.6 million or 71.2% in 1998, as compared to $24.6 million in 1997. The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Operating Partnership's portfolio of properties. Of the total $75.7 million increase in property operating expenses, $36.2 million is attributable to the 1998 Acquisitions, $35.9 million is attributable to the 1997 Acquisitions, $5.6 million is attributable to the Developments, and $2.0 million is attributable to the 1998 Core Portfolio offset by a $4.0 million decrease attributable to the 1998 Property Dispositions. On a percentage basis, property operating expenses were 30.8% and 28.4% of rental revenues for 1998 and 1997, respectively. The increase in property operating expenses as a percentage of rental revenues is attributable to the increased percentage of office properties in the Operating Partnership's portfolio. For the year ended December 31, 1998, 69.1% of the Operating Partnership's net operating income (rental revenues less property operating expenses) was generated by office properties as compared with 60.1% for 1997.

Removing the effects of the retail properties which, as of December 31, 1998, had been completely disposed of, the following analysis of the office and industrial properties is presented. Rental revenues net of property operating expenses (referred to as "net operating income") increased by $155.7 million or 71.5% to $373.5 million for 1998, as compared to $217.8 million for 1997. Of this increase, $81.7 million is attributable to the 1997 Acquisitions, $50.3 million relates to the 1998 Acquisitions, $12.0 is attributable to the Developments and $11.7 million to the 1998 Core Portfolio.

Interest expense increased by $54.1 million or 86.8% to $116.3 million for 1998, from $62.3 million for 1997. The increase in interest expense is due to increases in the total average outstanding debt balances. The average outstanding debt for 1998 was $1.8 billion and $936.0 million in 1997 and is consistent with the increase in the size of the Operating Partnership's portfolio of properties.

Depreciation and amortization expenses increased by $41.7 million or 79.1% for 1998, as compared with 1997, due to the 1998 and 1997 Acquisitions and the completed Developments.

General and administrative expenses and other expenses increased by $4.5 million for 1998 as compared with 1997, primarily as a result of the increased number of employees. On a percentage basis, general and administrative expenses were 3.6% of rental revenues for 1998, as compared with 4.6% for 1997 reflecting economies of scale associated with the growth of the Operating Partnership.

During 1998, the Operating Partnership disposed of one retail property, two office properties, four industrial properties and two land parcels resulting in a gain of $20.1 million.

Net income before minority interests and disposition of property increased by $53.8 million or 48.8% to $163.9 million for 1998, from $110.1 million for 1997. The increase in net income is principally due to the 1998 and 1997 Acquisitions.

Comparison of 1997 to 1996

The following comparison is of the Operating Partnership's results for the year ended December 31, 1997, to the year ended December 31, 1996.

Rental revenues for 1997 increased by $125.1 million or 63.7% to $321.6 million, as compared with $196.5 million for 1996. Of this increase, $91.9 million was generated by the 1997 Acquisitions. The 1997 Acquisitions were acquired on various dates throughout 1997 and, as such, a full year's revenue and expense were not recognized during the year. $29.5 million of the rental revenue increase was generated by properties acquired during 1996 (the "1996 Acquisitions"), for which the Operating Partnership recognized a full year's results in 1997 as compared to a partial year's results in the year of acquisition. $8.7 million is attributable to the 1997 Core Portfolio and $8.3 million of the rental revenue increase in 1997 was generated by the Developments. The "1997 Core Portfolio" is defined as properties owned at January 1, 1996 and still owned at December 31,1997. The increases in rental revenue are partially offset by a decrease of $13.3 million attributable to the disposition of properties which were owned by the Operating Partnership during the year ended December 31, 1996 (the "1997 Property Dispositions").

Interest and other income increased by $5.5 million or 131.0% for 1997, as compared to 1996. The net increase in interest and other income is due to interest income from mortgage loans made to SNI, in relation to SNI's acquisition of non-core assets in the WCB Portfolio and higher average cash balances of $56.4 million for 1997 as compared to $13.4 million for 1996.

Rental expenses increased by $32.0 million or 92.2% for 1997, as compared with 1996. Real estate taxes increased by $9.1 million or 58.7% in 1997, as compared to $15.5 million in 1996. The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Operating Partnership's portfolio of properties. Of the total $41.1 million increase in property operating expenses, $30.3 million is attributable to the 1997 Acquisitions, $9.8 million is attributable to the 1996 Acquisitions, $1.9 million is attributable to the Developments, and $1.4 million is attributable to the 1997 Core Portfolio offset by a $2.3 million decrease attributable to the 1997 Property Dispositions. On a percentage basis, property operating expenses were 28.4% of rental revenues for 1997 and 25.5% for 1996. The increase in property operating expenses as a percentage of rental revenues is attributable to the increased percentage of office properties in the Operating Partnership's portfolio. For 1997, 60.1% of the Operating Partnership's net operating income was generated by office properties as compared with 44.9% during 1996.

Removing the effects of the retail properties, most of which, at December 31, 1997, had been disposed of, the following analysis of the office and industrial properties is presented. Rental revenues net of property operating expenses increased by $95.0 million or 75.9% to $220.2 million for 1997, as compared to $125.2 million for 1996. Of this increase, $61.6 million and $19.7 million relates to the 1997 and 1996 Acquisitions, $7.3 million is attributable to the 1997 Core Portfolio, and $6.4 million is attributable to the Developments.

Interest expense increased by $25.1 million or 67.5% to $62.3 million for 1997, from $37.2 million for 1996. The increase in interest expense is due to increases in the total average outstanding debt balances. The average outstanding debt was $936.0 million for 1997 and $554.0 million for 1996. The increase in the average outstanding debt balance is consistent with the increase in the size of the Operating Partnership's portfolio of properties.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1998, cash provided by operating activities increased by $102.5 million, or 53.5%, to $294.0 million, as compared to $191.5 million for 1997. The increase is primarily due to the increase in net income resulting from the 1997 and 1998 Acquisitions, the Developments and the 1998 Core Portfolio. Cash used for investing activities decreased by $911.4 million, or 53.7%, to $786.5 million for 1998, as compared to $1,697.9 million for 1997. The decrease is attributable to the Operating Partnership's decrease in the number of acquisitions completed. Cash provided by financing activities decreased by $1,024.9 million, or 68.3%, to $474.8 million for 1998, as compared to $1,499.7 million for 1997. During 1998, cash provided by financing activities consisted primarily of $271.9 million in net proceeds from the sale of Common and Preferred Stock and Preferred Operating Partnership Units, $301.5 million in gross proceeds from the issuance of unsecured notes, net borrowings of $100.0 million under a short-term bank facility and net payments of $2.7 million on mortgage loans. Additionally, payments of distributions increased by $88.0 million to $195.9 million for 1998, as compared with $107.9 million for 1997. The distribution payment increase is due to the greater number of shares and units outstanding and a 21% increase in the distribution rate of $.57 per share for each quarter of 1998 from $.47 per share for the first three quarters of 1997 and $.57 for the fourth quarter of 1997.

The principal sources of funding for acquisitions, development, expansion and renovation of properties and debt maturities are unsecured short-term borrowings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, the assumption of secured debt on properties acquired and cash flow provided by operations. The Operating Partnership believes that its liquidity, its ability to access capital and proceeds from disposition of non-strategic assets are adequate to continue to meet liquidity requirements for the foreseeable future.

At December 31, 1998, the Operating Partnership had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Operating Partnership believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

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

In October 1997, the Company sold 6,000,000 shares of Series C Cumulative Redeemable Preferred Stock for $25.00 per share. Dividends are payable at an annual rate of 7.875% of the liquidation preference of $150.0 million. Net proceeds of $146.0 million were contributed to the Operating Partnership and were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

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

In December 1997, the Company placed 573,134 shares of Common Stock in a Registered Unit Investment Trust at $41.875 per share together with other publicly traded REIT's. The net proceeds of $22.8 million were contributed to the Operating Partnership and were used to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of properties.

In February, March and April 1998, the Company placed 710,832 shares, 608,828 shares and 1,166,144 shares, respectively, of Common Stock at prices of $42.25, $41.06 and $39.88 in Unit Investment Trusts along with other publicly traded REITs. The net proceeds of $96.3 million were contributed to the Operating Partnership and were used to paydown borrowings on the line of credit and to fund the ongoing acquisition and development of properties.

In April 1998, the Company sold 1,500,000 Series D Cumulative Redeemable Preferred Units (the "Series D Preferred Units") to an institutional investor for $50.00 per unit. Dividends are payable at an annual rate of 7.6875%. The Series D Preferred Units may be called by the Company at par on or after April 20, 2003, and have no stated maturity or mandatory redemption. The Series D Preferred Units are exchangeable for the Series D Cumulative Redeemable Preferred Stock of the Company on or after April 20, 2008. The net proceeds of $73.1 million for the Series D Preferred Units were contributed to the Operating Partnership and were used to paydown the line of credit and fund future growth of the Company.

In June 1998, the Company sold 4,000,000 shares of Series E Cumulative Redeemable Preferred Stock for $25.00 per share. These shares are redeemable at the option of the Company. Dividends are payable at an annual rate of 8.00% of the redeemable liquidation preference of $100.0 million. Net proceeds of $96.8 million were contributed to the Operating Partnership and were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

In 1996, the Operating Partnership issued $375.0 million of investment grade rated unsecured notes in five tranches as follows: $100.0 million of 6.9% notes due January 15, 2004, priced to yield 6.97%; $100.0 million of 8.0% medium-term notes due July 19, 2005; $50.0 million of 7.58% medium-term notes due December 17, 2001; $100.0 million of 7.125% notes due December 1, 2006 priced to yield 7.14%; and $25.0 million of 7.875% notes due December 1, 2016, priced to yield 7.91%. The net proceeds of $372.0 million from these issuances were used to pay down borrowings on the line of credit and to fund ongoing acquisition and development of properties.

In 1997, the Operating Partnership issued $500.0 million of investment grade rated debt in three tranches as follows: $150.0 million of 7.125% notes due July 1, 2009; $150.0 million of 7.5% notes due October 1, 2027; $200.0 million of 7.35% notes due December 1, 2017. Net proceeds from the July 1997, September 1997 and December 1997 unsecured debt securities of $489.0 million were used to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of properties.

During 1998, the Operating Partnership issued $301.5 million of investment grade rated unsecured notes in four tranches as follows: $150.0 million of 6.75% notes due January 15, 2008; $125.0 million of 6.875% notes due February 1, 2005; $1.5 million of 7.0% notes due February 2, 2007 and $25.0 million of 6.880% notes due April 30, 2007. Net proceeds of $299.1 million were used to repay borrowings on the unsecured line of credit and to fund the acquisition and development of properties.

As of December 31, 1998, the Operating Partnership had $1.4 billion of investment grade rated unsecured debt securities outstanding. The debt securities have interest rates which vary from 6.65% to 8.0%, and maturity dates which range from 2000 to 2027.

The Operating Partnership has a $250.0 million unsecured line of credit facility with interest at London Interbank Offered Rates ("LIBOR") plus .80%. This facility matures in August 2001. This facility has a competitive bid option that allows the Operating Partnership to request bids from the lenders for advances up to $150.0 million. At December 31, 1998, the Operating Partnership had $100.0 million outstanding under the facility. In addition, the Operating Partnership had $200.0 million outstanding under a separate short-term bank facility at December 31, 1998. This short-term facility carries interest at LIBOR plus 0.65% and matures in November 1999.

In addition to the unsecured debt securities and the Facility, the Operating Partnership has $110.7 million of secured indebtedness (the "Mortgages") at December 31, 1998. The Mortgages have interest rates varying from 7.37% to 9.88% and maturity dates from 1999 to 2013. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Operating Partnership also has $11.3 million of assessment bonds outstanding as of December 31, 1998.

The Company has the capacity pursuant to shelf registration statements to issue up to approximately $770.5 million in equity securities and the Operating Partnership has the capacity to issue up to $813.5 million in debt securities.

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

The tables below set forth the Operating Partnership's calculation of Funds from Operations for 1998 and 1997.


                                                 STATEMENT OF FUNDS FROM OPERATIONS
                                                       (amounts in thousands)
                                                            QUARTER ENDED
                                         --------------------------------------------------------     YEAR ENDED
1998                                      MARCH 31,      JUNE 30,     SEPTEMBER 30,  DECEMBER 31,    DECEMBER 31,
                                         ---------      ---------     -------------  ------------    ------------
Income from operations before
  disposition of property and
  minority interests:                    $  37,943      $  40,630      $  43,262      $  42,088       $ 163,924
Adjustments:
  Depreciation and
   amortization                             19,366         22,404         23,924         27,813          93,512
  Dividends on Series B
   Preferred Stock                          (2,510)        (2,510)        (2,510)        (2,510)        (10,041)
  Dividends on Series C
   Preferred Stock                          (2,953)        (2,953)        (2,953)        (2,953)        (11,813)
  Dividends on Series E
   Preferred Stock                              --           (600)        (2,000)        (2,000)         (4,600)
  Distributions on Preferred
   Operating Partnership Units              (1,266)        (2,223)        (2,527)        (2,527)         (8,542)
  Other, net                                   (14)           (14)           105             36             112
  Straight-lined rent                       (1,640)        (1,508)        (2,408)        (1,932)         (7,488)
                                         ---------      ---------      ---------      ---------       ---------
Funds from Operations                    $  48,926      $  53,226      $  54,893      $  58,015       $ 215,064
                                         =========      =========      =========      =========       =========
Weighted average diluted
  share equivalents
  outstanding                               69,795         72,883         73,639         73,733          72,528
                                         =========      =========      =========      =========       =========


                                                    STATEMENT OF FUNDS FROM OPERATIONS
                                                         (amounts in thousands)
                                                            QUARTER ENDED
                                         --------------------------------------------------------    YEAR ENDED
1997                                     MARCH 31,       JUNE 30,    SEPTEMBER 30,   DECEMBER 31,    DECEMBER 31,
                                         ---------      ---------    -------------   ------------    ------------
Income from operations before
  disposition of property and
  minority interests:                    $  23,812      $  26,111      $  27,051      $  33,160       $ 110,134
Adjustments:
  Depreciation and amortization             10,478         12,276         13,282         16,136          52,172
  Dividends on Series B
   Preferred Stock                          (2,510)        (2,510)        (2,510)        (2,510)        (10,041)
  Dividends on Series C
   Preferred Stock                              --             --             --         (2,658)         (2,658)
  Distributions on Preferred
   Operating Partnership Units                  --             --             --           (402)           (402)
  Other, net                                   187            187            186            186             747
  Straight-lined rent                            3           (579)          (624)          (840)         (2,040)
                                         ---------      ---------      ---------      ---------       ---------
Funds from Operations                    $  31,970      $  35,485      $  37,385      $  43,072       $ 147,912
                                         =========      =========      =========      =========       =========
Weighted average diluted share
  equivalents outstanding                   52,558         56,353         56,459         64,099          57,396
                                         =========      =========      =========      =========       =========


The sum of quarterly funds from operations data in 1998 and 1997 varies from the annual data due to rounding.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses fixed and variable rate debt to finance its operations. The information below summarizes the Company's market risks associated with debt outstanding as of December 31, 1998. The following table presents principal cash flows and related weighted average interest rates by year of maturity.


                             EXPECTED MATURITY DATE
                                  (in millions)


                              1999          2000          2001          2002         2003        THEREAFTER         TOTAL
                              ----          ----          ----          ----         ----        ----------         -----
Fixed Rate Debt            $    15.5     $   100.0     $   133.0     $   122.4     $      --      $ 1,176.3       $ 1,547.2
Average Interest Rate           8.99%         6.65%         7.25%         7.21%           --           7.28%           7.25%
Variable Rate Debt         $   200.0            --     $   100.0            --            --             --       $   300.0
Average Interest Rate           5.75%           --          5.90%           --            --             --            5.80%


The carrying amount of the Company's debt approximates fair value. The Company's fixed and variable rate debt is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." At December 31, 1998, the Company had no interest rate caps or swaps. All of the Company's debt is denominated in United States dollars. The Company's risk management policies do not provide for the utilization of financial instruments for trading purposes and only minimal use for hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 9, 1999.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 9, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 9, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 9, 1999.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


                                                                                      Page
                                                                                      ----
(a)  1. FINANCIAL  STATEMENTS AND REPORT OF ARTHUR ANDERSEN LLP,  INDEPENDENT
        AUDITORS
        Report of Independent Public Accountants                                       28

        Financial Statements:
        Balance Sheets:
          Spieker Properties,  L.P.  Consolidated as of December 31, 1998 and
             1997                                                                      29
       Statements of Operations:
          Spieker Properties,  L.P. Consolidated for the Years Ended December
             31, 1998, December 31, 1997, and December 31, 1996                        31
        Statements of Partners' Capital:
          Spieker Properties,  L.P. Consolidated for the Years Ended December
             31, 1998, December 31, 1997, and December 31, 1996                        32
        Statements of Cash Flows:
          Spieker Properties,  L.P. Consolidated for the Years Ended December
             31, 1998, December 31, 1997, and December 31, 1996                        33

        Notes to Financial Statements                                                  34

     2. FINANCIAL STATEMENT SCHEDULES
        Schedule  III --  Real  Estate  and  Accumulated  Depreciation  as of
        December 31, 1998                                                              45

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(b)     REPORTS ON FORM 8-K

        None.

(c)     EXHIBITS

        The exhibits cited in the following Index to Exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

   Exhibits (enclosed attachments are sequentially numbered)

                                                                                             Page
                                                                                             ----
3.1A           Articles of Amendment of Spieker Properties, Inc. (incorporated by reference to Exhibit 3.1A to Spieker Properties, Inc.'s Report
               on Form 10-K for the year ended December 31, 1996)

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

3.8            Articles Supplementary of Spieker Properties, Inc. for the Series
               D Preferred Stock

3.9            Articles Supplementary of Spieker Properties, Inc. for the Series
               E Preferred Stock (incorporated by reference to Exhibit 3.1 to
               Spieker Properties, Inc.'s Report on Form 8-K dated June 4, 1998)

3.10           Rights Agreement, which includes as Exhibit A the Form of Rights
               Certificate and Election to Exercise and as Exhibit B the Form of
               Articles Supplementary (incorporated by reference to Exhibit 4 to
               Spieker Properties, Inc.'s Report on Form 8-K dated September 22,
               1998)

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

4.17           Eighth Supplemental Indenture relating to the 7.125% Notes Due
               2009 (incorporated by reference to Exhibit 4.9 of Spieker
               Properties, Inc.'s Registration statement on Form S-3 (File No.
               333-35997))

   Exhibits (enclosed attachments are sequentially numbered)

                                                                                             Page
                                                                                             ----
4.18           Ninth Supplemental Indenture relating to the 7.50% Debentures Due
               2027 (incorporated by reference to Exhibit 4.1 Spieker
               Properties, Inc.'s Report on Form 10-Q for the quarter ended
               September 30, 1997)

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

10.1           Second Amended and Restated Agreement of Limited Partnership of
               Spieker Properties, L.P.

10.2           First Amendment to Second Amended and Restated Agreement of
               Limited Partnership of Spieker Properties, L.P.

10.3           Credit Agreement among Spieker Properties, L.P., as borrower,
               Wells Fargo Bank, as Agent, Morgan Guaranty Trust Company of New
               York, as Documentation Agent, and the lenders named therein, dated as of August 8, 1997, and Loan Notes pursuant to such Credit Agreement (incorporated by reference to Exhibit 10.16 to
               Spieker Properties, Inc.'s Current Report on Form 8-K dated
               September 22, 1997)

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

10.12          Second Amendment to Second Amended and Restated Agreement of
               United Partnership of Spieker Properties, L.P. (incorporated by reference to Exhibit 3.1 to Spieker Properties, L.P.'s Report on
               Form-Q/A for the quarterly period ended June 30, 1998)

10.13          Third Amendment to Second Amended and Restated Agreement to
               Limited Partnership of Spieker Properties, L.P.

12.1           Schedule of Computation of Ratio of Earnings to Combined Fixed
               Charges and Preferred Dividends

21.1           List of Subsidiaries of Spieker Properties, Inc.

23.1           Consent of Independent Public Accountants

27.1           Article 5 Financial Data Schedule (Edgar Filing Only)


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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Spieker Properties, L.P.:

We have audited the accompanying consolidated balance sheets of Spieker Properties, L.P. (a California limited partnership) as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital and cash flows for the years ended December 31, 1998, 1997 and 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the management of Spieker Properties, L.P. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spieker Properties, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

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



San Francisco, California                          ARTHUR ANDERSEN LLP
February 2, 1999

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997

                             (dollars in thousands)

                                     ASSETS


                                                                         1998              1997
                                                                     -----------       -----------
INVESTMENTS IN REAL ESTATE:
  Land, land improvements and leasehold interests                    $   770,670       $   673,686
  Buildings and improvements                                           2,924,290         2,159,581
  Construction in progress                                               255,710            89,509
                                                                     -----------       -----------
                                                                       3,950,670         2,922,776
  Less - accumulated depreciation                                       (240,778)         (169,051)
                                                                     -----------       -----------
                                                                       3,709,892         2,753,725
  Land held for investment                                               131,530            20,935
  Investment in mortgages                                                 28,069           271,675
  Property held for disposition, net                                      72,537            37,186
                                                                     -----------       -----------

     Net investments in real estate                                    3,942,028         3,083,521


CASH AND CASH EQUIVALENTS                                                  4,916            22,628


ACCOUNTS RECEIVABLE,  net of allowance for doubtful accounts of
  $894 and $260 as of December 31, 1998 and 1997                           9,416             8,661


DEFERRED RENT RECEIVABLE                                                  12,746             5,276


RECEIVABLE FROM AFFILIATES                                                   183               294


DEFERRED  FINANCING  AND  LEASING  COSTS,  net  of  accumulated amortization  of $14,539 and $10,036 as of December  31, 1998
  and 1997                                                                44,607            30,983


FURNITURE, FIXTURES and EQUIPMENT, net                                     4,495             3,375


PREPAID EXPENSES, DEPOSITS ON PROPERTIES AND OTHER ASSETS
                                                                          17,616            50,892


INVESTMENT IN AFFILIATE                                                   20,863            37,304
                                                                     -----------       -----------
                                                                     $ 4,056,870       $ 3,242,934
                                                                     ===========       ===========

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997

                    (dollars in thousands, except unit data)

                        LIABILITIES AND PARTNERS' CAPITAL


                                                                        1998            1997
                                                                     ----------      ----------
DEBT:
  Unsecured notes                                                    $1,436,500      $1,135,000
  Unsecured short-term borrowings                                       300,000         200,000
  Mortgage loans                                                        110,698          96,502
                                                                     ----------      ----------
     Total debt                                                       1,847,198       1,431,502
                                                                     ----------      ----------

ASSESSMENT BONDS PAYABLE                                                 11,339          12,672
ACCOUNTS PAYABLE                                                         24,938           9,519
ACCRUED REAL ESTATE TAXES                                                 2,251           1,003
ACCRUED INTEREST                                                         25,263          21,541
UNEARNED RENTAL INCOME                                                   22,635          13,712
DIVIDENDS AND DISTRIBUTIONS PAYABLE                                      44,728          41,110
OTHER ACCRUED EXPENSES AND LIABILITIES                                   56,704          32,034
                                                                     ----------      ----------
     Total liabilities                                                2,035,056       1,563,093
                                                                     ----------      ----------


COMMITMENTS AND CONTINGENCIES (Note 12)                                      --              --

PARTNERS' CAPITAL:
  General  Partners,  including  a  liquidation  preference  of
   $381,250 as of December 31, 1998 and $281,250 for 1997             1,723,462       1,493,828
  Limited Partners                                                      298,352         186,013
                                                                     ----------      ----------
     Total Partners' Capital                                          2,021,814       1,679,841
                                                                     ----------      ----------
                                                                     $4,056,870      $3,242,934
                                                                     ==========      ==========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                 (dollars in thousands, except per unit amounts)


                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                              1998            1997            1996
                                                           ---------       ---------       ---------
REVENUES:
  Rental income                                            $ 542,430       $ 321,609       $ 196,471
  Interest and other income                                   18,667           9,704           4,228
                                                           ---------       ---------       ---------
                                                             561,097         331,313         200,699
                                                           ---------       ---------       ---------
OPERATING EXPENSES:
  Rental expenses                                            124,847          66,654          34,690
  Real estate taxes                                           42,196          24,644          15,510
  Interest expense, including amortization of
   financing costs                                           116,335          62,266          37,235
  Depreciation and amortization                               94,512          52,779          37,385
  General and administrative and other expenses               19,283          14,836          10,115
                                                           ---------       ---------       ---------
                                                             397,173         221,179         134,935
                                                           ---------       ---------       ---------

     Income from operations before disposition of
      property                                               163,924         110,134          65,764
                                                           ---------       ---------       ---------

  GAIN ON DISPOSITION OF PROPERTY                             22,015          20,252           8,350
                                                           ---------       ---------       ---------

     Income from operations before minority
     interests                                               185,939         130,386          74,114
     Minority interests' share in net income                      --             (21)            (23)
                                                           ---------       ---------       ---------
     Net income                                            $ 185,939       $ 130,365       $  74,091
                                                           ---------       ---------       ---------

  Preferred Operating Partnership Unit                        (8,543)           (402)             --
   Distributions
  Preferred Dividends:
     Series B Preferred Stock                                (10,041)        (10,041)        (10,041)
     Series C Preferred Stock                                (11,813)         (2,658)             --
     Series E Preferred Stock                                 (4,600)             --              --
                                                           ---------       ---------       ---------
  Net income available to general and limited
  partners                                                 $ 150,942       $ 117,264       $  64,050
                                                           =========       =========       =========

  General Partner                                          $ 133,211       $ 102,305       $  54,149
                                                           ---------       ---------       ---------
  Limited Partner                                             17,731          14,959           9,901
                                                           ---------       ---------       ---------
     Total                                                 $ 150,942       $ 117,264       $  64,050
                                                           =========       =========       =========

NET INCOME PER COMMON OPERATING PARTNERSHIP UNIT
  Basic earnings per unit                                  $    2.59       $    2.30       $    1.76
                                                           =========       =========       =========
  Diluted earnings per unit                                $    2.56       $    2.27       $    1.74
                                                           =========       =========       =========


DISTRIBUTIONS PER COMMON OPERATING PARTNERSHIP UNITS:
  General Partner                                          $    2.29       $    2.08       $    1.78
                                                           =========       =========       =========
  Limited Partners                                         $    2.28       $    1.98       $    1.72
                                                           =========       =========       =========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (in thousands, except for unit data)


                                                      General        Limited
                                                      Partner         Partner          General         Limited
                                                       Units           Units           Partner          Partner           Total
                                                    -----------     -----------      -----------      -----------      -----------
BALANCE AT DECEMBER 31,1995                          30,475,232       6,565,356      $   419,847      $    48,729      $   468,576

  Contribution-Proceeds from sale of Class C
   Common Stock                                       1,176,470              --           29,963               --           29,963
  Contribution-Proceeds from sale of Common
   Stock                                              5,022,500              --          121,368               --          121,368
  Conversion of limited partners' interests              15,537         (15,537)             386             (386)              --
  Restricted Stock grant                                  8,000              --               --               --               --
  Non-cash compensation merit fund                           --              --              100               20              120
  Contributions-Exercise of stock options                51,750              --            1,061               --            1,061
  Amortization of deferred compensation                      --              --              388               --              388
  Partner distributions                                      --              --          (73,375)         (11,264)         (84,639)
  Net income                                                 --              --           64,190            9,901           74,091
                                                    -----------     -----------      -----------      -----------      -----------

BALANCE AT DECEMBER 31,1996                          36,749,489       6,549,819      $   563,928      $    47,000      $   610,928
                                                    ===========     ===========      ===========      ===========      ===========

  Contribution-Proceeds from sale of Series C
   Preferred Stock                                           --              --          145,959               --          145,959
  Contribution-Proceeds from sale of Common
   Stock                                             23,573,134              --          822,636               --          822,636
  Sale of Operating Partnership Units                        --             775               --               25               25
  Conversion of Operating Partnership Units to
   Common Stock                                         155,380        (155,380)              --               --               --
  Conversion of Operating Partnership
   Units-Employee Stock Incentive Pool                   14,984         (14,984)             524             (524)              --
  Contribution of property                                   --         941,896               --           97,164           97,164
  Restricted Stock grant                                 41,073              --               --               --               --
  Non-cash compensation merit fund                           --              --              236               36              272
  Contributions-Exercise of stock options               166,200              --            3,425               --            3,425
  Amortization of deferred compensation                      --              --              593               --              593
  Allocation of Operating Partnership interest               --              --          (42,855)          42,855               --
  Partner distributions                                      --              --         (115,622)         (14,647)        (130,269)
  Consolidation Minority interest to Limited
   Partner                                                   --              --               --           (1,257)          (1,257)
  Net income                                                 --              --          115,004           15,361          130,365
                                                    -----------     -----------      -----------      -----------      -----------

BALANCE AT DECEMBER 31, 1997                         60,700,260       7,322,126      $ 1,493,828      $   186,013      $ 1,679,841
                                                    ===========     ===========      ===========      ===========      ===========

  Contribution-Proceeds from sale of Series E
   Preferred Stock                                           --              --           96,401               --           96,401
  Contribution-Proceeds from sale of Common
   Stock                                              2,659,467              --          102,391               --          102,391
  Contribution-Common Stock issued for property         165,984              --            6,900               --            6,900
  Contribution-Proceeds from sale of Preferred
   Operating Units                                           --              --               --           73,124           73,124
  Conversion of Preferred Operating Units to
   Common Stock                                         259,694              --               --               --               --
  Conversion of Operating Partnership Units to          109,032        (109,032)              --               --               --
   Common Stock
  Conversion of Operating Partnership
   Units-Employee Stock Incentive Pool                       --              --           10,840          (10,840)              --
  Contribution of property for Operating
   Partnership Units                                         --       1,689,821               --           69,404           69,404
  Restricted Stock grant                                103,256              --               --               --               --
  Non-cash compensation merit fund                           --              --               --               --               --
  Exercise of stock options                             314,748              --            6,578               --            6,578
  Amortization of deferred compensation                      --              --              730               --              730
  Allocation of Operating Partnership interest               --              --           17,885          (17,885)              --
  Partner distributions                                      --              --         (171,756)         (27,738)        (199,494)
  Net income                                                 --              --          159,665           26,274          185,939
                                                    -----------     -----------      -----------      -----------      -----------

BALANCE AT DECEMBER 31, 1998                         64,312,441       8,902,915      $ 1,723,462      $   298,352      $ 2,021,814
                                                    ===========     ===========      ===========      ===========      ===========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (dollars in thousands)


                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                                 1998             1997             1996
                                                             -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                 $   185,939      $   130,365      $    74,091
  Adjustments to reconcile net income to net cash
   provided by operating activities-
  Depreciation and amortization                                   94,512           52,779           37,385
  Amortization of discount and deferred financing costs            2,283            1,426            1,224
  Non-cash compensation                                               84              865              508
  Minority interests' share in net income                             --               21               23
  Gain on disposition of property                                (22,015)         (20,252)          (8,350)
  Increase in accounts receivable and other assets               (15,077)         (11,935)          (2,891)
  Decrease (increase) in receivables from related
   parties                                                           111             (177)             269
  Decrease in assessment bonds payable                            (1,012)          (1,070)            (849)
  Increase in accounts payable and accrued expenses and
   other liabilities                                              44,194           28,086            2,985
  Increase in accrued real estate taxes                            1,248              272              225
  Increase in accrued interest                                     3,722           11,070            7,961
                                                             -----------      -----------      -----------
   Net cash provided by operating activities                     293,989          191,450          112,581
                                                             -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to properties                                     (1,141,633)      (1,483,866)        (406,552)
  Reductions (additions) to deposits on properties, net           37,920          (31,473)          (8,974)
  Additions to investment in mortgages                           (11,610)        (257,294)         (14,381)
  Additions to investment in affiliates                          (13,574)         (37,256)              --
  Additions to leasing costs                                     (18,300)          (8,231)          (5,627)
  Proceeds from disposition of property                           73,538          120,235           47,967
  Proceeds from investment in mortgages                          257,142               --               --
  Proceeds from investment in affiliate                           30,015               --               --
                                                             -----------      -----------      -----------
    Net cash used for investing activities                      (786,502)      (1,697,885)        (387,567)
                                                             -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                           1,096,500        1,368,000          684,800
  Payments on debt                                              (700,922)        (720,435)        (455,205)
  Payments of financing fees                                      (3,395)         (12,026)          (3,612)
  Payments of distributions                                     (195,877)        (107,857)         (81,626)
  Capital contributions - Stock offerings                        198,792          968,595          151,331
  Capital contributions - Stock options exercised                  6,578            3,425            1,061
  Proceeds from sale of operating partnership units               73,125               25               --
                                                             -----------      -----------      -----------
    Net cash provided by financing activities                    474,801        1,499,727          296,749
                                                             -----------      -----------      -----------
    Net (decrease) increase in cash and cash equivalents         (17,712)          (6,708)          21,763

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  22,628           29,336            7,573
                                                             -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $     4,916      $    22,628      $    29,336
                                                             ===========      ===========      ===========

                            SPIEKER PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except share and unit data)

                           DECEMBER 31, 1998 AND 1997


1. ORGANIZATION AND BASIS OF PRESENTATION

Spieker Properties, L.P. (the "Operating Partnership"), a California limited partnership, was formed on November 10, 1993 and commenced operations on November 19, 1993, when Spieker Properties, Inc. (the "Company"), the general partner in the Operating Partnership, completed its initial public offering ("IPO") on November 18, 1993. As of December 31, 1998, the Company owned an approximate 87.8 % general and limited partnership interest in the Operating Partnership. The Operating Partnership specializes in the acquisition, development, management and leasing of office and industrial properties in California and Washington, Oregon and Idaho (the "Pacific Northwest"). Substantially all of the business activities of the Company are conducted through the Operating Partnership.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The Operating Partnership's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of December 31, 1998 and 1997, and its consolidated results of operations and cash flows for the years ended December 31, 1998, 1997 and 1996. The Operating Partnership's investment in Spieker Northwest, Inc. (an unconsolidated Preferred Stock subsidiary) and its investment in Spieker Griffin/W9 Associates, LLC are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Properties

Properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the properties. The estimated lives are as follows:

           Land improvements and leasehold interests          18 to 40 years
           Buildings and improvements                         10 to 40 years
           Tenant improvements                                Term of the related lease

The cost of buildings and improvements includes the purchase price of the property or interests in the property, legal fees, acquisition costs, capitalized interest, property taxes and other costs incurred during the period of construction. All acquisitions are recorded using the purchase method of accounting.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments which extend the economic useful life of assets are capitalized.

Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Operating Partnership on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of December 31, 1998 and 1997, none of the carrying values of the properties exceeded their estimated fair values. As of December 31, 1998 and 1997, the properties are located primarily in California and the Pacific Northwest. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn where these properties are located.

The Operating Partnership owns mortgage loans that are secured by real estate. Certain loans are with an affiliate of the Company (see note 4). The Company assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of December 31, 1998 and 1997, the estimated fair value of the underlying real estate was in excess of the Operating Partnership's book value of the mortgage loans.

Construction in Progress

Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other costs are capitalized during the period in which the property is under construction and until all costs related to the property's development are complete.

Land Held for Investment

The Operating Partnership has costs related to land parcels that are either held for investment or are in a design and approval process. There were no material Construction in process costs associated with these land parcels.

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

Net Income Per Unit

Per unit amounts for the Operating Partnership are computed using the weighted average units outstanding during the period. Additionally, earnings used in the calculation are reduced by dividends owed to Series B, C, D and E preferred unit holders. The diluted weighted average units outstanding include the dilutive effect of stock options. The basic and diluted weighted average general partner units and limited partners units outstanding for the year ended December 31, 1998, 1997 and 1996 are as follows:

                                          BASIC WEIGHTED AVERAGE      BASIC WEIGHTED AVERAGE
                                          GENERAL PARTNER UNITS       LIMITED PARTNER UNITS
                                          ----------------------      ----------------------
       Year ended:
         December 31, 1998                      63,333,898                  8,429,646
         December 31, 1997                      49,424,808                  7,209,418
         December 31, 1996                      35,657,829                  6,549,819

                                        DILUTED WEIGHTED AVERAGE     DILUTED WEIGHTED AVERAGE
                                          GENERAL PARTNER UNITS        LIMITED PARTNER UNITS
                                        ------------------------     ------------------------
       Year ended:
         December 31, 1998                      64,098,182                  8,429,646
         December 31, 1997                      50,186,572                  7,209,418
         December 31, 1996                      35,910,652                  6,549,819

Reclassifications

Certain items in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

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

3. ACQUISITIONS AND DISPOSITIONS

The Operating Partnership acquired the following properties (the "1998 Acquisitions") during the year ended December 31, 1998:

                                                              PROPERTY       TOTAL RENTABLE     INITIAL
   PROJECT NAME                            LOCATION           TYPE (1)        SQUARE FEET     COST (2)(3)
   ------------------------------------------------------------------------------------------------------
   The Concourse (4)                       San Jose, CA           O            540,224        $150,300
   Koll Bellefield Center                  Bellevue, WA           O             65,946          10,300
   Santa Monica Business Park (5)          Santa Monica, CA       O            960,081         111,500
   Marina Business Center (5)              Marina Del Rey, CA     O            261,966          28,600
   City Tower (6)                          Orange, CA             O            409,492          66,180
   Skyport Plaza (7)                       San Jose, CA           O            359,600          33,800
   Brea Park Center - Building C           Brea, CA               O             26,856           2,300
   Allegiance Center                       Ontario, CA            O             73,778           5,200
   Ontario Corporate Center                Ontario, CA            O             97,703          10,500
   2600 Michelson (5)                      Irvine, CA             O            391,166          64,600
   Cerritos Towne Center I, II, III (5)    Cerritos, CA           O            332,608          42,700
   Metro Center (5)                        San Mateo, CA          O            711,584         134,900
   Biltmore Commerce Center (5)            Phoenix, AZ            O            262,875          36,600
   Benjamin Franklin Plaza                 Portland, OR           O            273,239          50,100
   San Mateo Bay Center III                San Mateo, CA          O             62,869          16,100
   Kline Center II                         Ontario, CA            O             51,431           4,900
   Gateway 405                             Bellevue, WA           O             34,505           4,900
   Cerritos Towne Center IV (5)            Cerritos, CA           O             80,821          11,500
   Cerritos Towne Center V (5)             Cerritos, CA           O             50,000           5,100
   Hayward Business Park                   Hayward, CA            I            630,944          33,500
   Enterprise Business Park II (8)         Sacramento, CA         I            579,545          24,100


   (1)  "O" indicates office property; "I" indicates industrial property.

   (2) Represents the initial acquisition costs of the properties excluding any additional repositioning costs.

   (3) Does not include the Company's 50% common and preferred interests in Spieker Griffin/W9 Associates, L.L.C., which owns Griffin Towers in Orange County, California, acquired for approximately $18.0 million in April 1998.

   (4) Does not include $22.1 million allocated to 6.6 acres of land held for future development.

   (5)  Previously identified as a part of the Transpacific Development Company
        (TDC) portfolio.

   (6) Does not include $3.5 million allocated to 10.5 acres of land held for future development and $27.6 million allocated to a redevelopment property, City Plaza, which is detailed on page 12 "Developments in Process."

   (7) Does not include $23.1 million allocated to 20.0 acres of land held for future development.

   (8) Does not include $1.9 million allocated to 11.7 acres of land held for future development.

During the year ended December 31, 1997, the Operating Partnership acquired 12,512,893 square feet of office and industrial property at an initial cost of $1,535,411 (the "1997 Acquisitions"). The 1998 and 1997 Acquisitions were recorded using the purchase method of accounting.

The Operating Partnership disposed of the following properties (the "1998 Dispositions") during the year ended December 31, 1998:

                                                          PROPERTY      TOTAL RENTABLE
   PROJECT NAME                      LOCATION             TYPE (1)       SQUARE FEET     SALES PRICE (2)
   -----------------------------------------------------------------------------------------------------
   Rose Pavilion                     Pleasanton, CA          R            292,902           $40,928
   Camino West Business Park         Carlsbad, CA            O             44,574             2,750
   Fresno Associates I               Fresno, CA              I            175,900             6,463
   Fresno Warehouse II               Fresno, CA              I            122,000             3,934
   Fresno Warehouse III              Fresno, CA              I            100,200             3,653
   McArthur Park                     Santa Ana, CA           O             94,023             7,800
   Vancouver Commerce Park           Portland, OR            I             82,460             3,700
   Commerce Point Land               Ontario, CA             L                  -               929
   Sea Tac Corporate Center          Seattle, WA             L                  -             5,200

   (1) "O" indicates office property; "I" indicates industrial property; "R" indicates retail property: "L" indicates land.

   (2) Excludes the net proceeds from the sale of $284.4 million of properties held by Spieker Northwest, Inc., an affiliate of Spieker Properties, L.P.

During the year ended December 31, 1997, the Operating Partnership disposed of nine retail properties, two office properties, one industrial property, and one parking garage for $125,800 (the "1997 Dispositions").

4. TRANSACTIONS WITH AFFILIATES

Revenues and Expenses

The Operating Partnership received $2,848 in 1998, $919 in 1997, and $802 in 1996, for management services provided to certain properties that are controlled and operated by either Spieker Northwest, Inc. or Spieker Partners related entities (collectively, "Spieker Partners"). Certain officers of the Spieker Properties, Inc., are partners in Spieker Partners.

Acquisition of Properties

During the year ended December 31, 1997 the Operating Partnership acquired one office building and one land parcel from certain senior officers of the Company. The Operating Partnership paid $5,818 to unaffiliated limited partners, issued Operating Partnership Units with a value of $7,625 and assumed a mortgage of $10,991 in relation to the office building. The land parcel was acquired for $1,486. These acquisitions were subject to approval by the Board of Directors.

Receivable From Affiliates

The $183 receivable from affiliates at December 31, 1998 and the $294 at December 31, 1997, represents management fees and reimbursements due from Spieker Northwest, Inc., Spieker Griffin/W9 Associates, LLC and Spieker Partners.

Investments in Mortgages

Included in Investment in Mortgages are $18,725 at December 31, 1998 and $257,294 at December 31, 1997 of loans to Spieker Northwest, Inc. (SNI). The loans are secured by deeds of trust on real property, bear interest at 8.5%, and mature in 2012. Interest income of $10,748 is included in interest and other income for the year ended December 31, 1998 and $3,108 for the year ended December 31, 1997 in relation to these loans.

Investments in Affiliate

The investment in affiliate represents an investment in SNI. The Operating Partnership owns 95% of the Preferred Stock of SNI. Certain senior officers of the Company own 100% of the voting stock of SNI. At December 31, 1998 SNI owned 225,815 thousand square feet and at December 31, 1997 owned 2.8 million square feet of office and industrial property located in various states. In addition, SNI owns 6 parcels of land totaling 24.6 acres. Certain of these properties are held for sale at December 31, 1998. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

Summarized condensed financial information of SNI is presented as follows:

                                                      DECEMBER 31,  DECEMBER 31,
                                                         1998          1997
                                                      ------------  ------------
               Balance Sheet:
                  Investments in real estate, net      $ 18,147      $296,094
                  Other assets                           33,705         2,915
                                                       --------      --------
                                                       $ 51,852      $299,009
                                                       ========      ========

                  Mortgages and other                  $ 19,219      $260,520
                  Shareholders' equity                   32,633        38,489
                                                       --------      --------
                                                       $ 51,852      $299,009
                                                       ========      ========


                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
                                                    1998           1997           1996
                                                  --------       --------       --------
        Results of Operations:
           Revenues                               $ 20,682       $  6,750       $  1,304
           Interest expense                        (10,748)        (3,108)            --
           Other expenses                           (8,877)        (3,461)        (1,224)
                                                  --------       --------       --------
              Net Income Before Depreciation      $  1,057       $    181       $     80
                                                  ========       ========       ========

Additionally, investment in affiliates represents the 12.5% common interest and 37.5% preferred interest in Spieker Griffin/W9 Associates, LLC. Spieker Griffin/W9 Associates, LLC purchased in April 1998 a 535,000 square foot office complex, which is managed by the Company, located in Orange County, California for an initial cost of $100,000.

5. PROPERTY HELD FOR DISPOSITION

The Operating Partnership continues to review its portfolio and its long-term strategy for properties. The Operating Partnership will dispose, over time, assets that do not have a strategic fit in the portfolio. Included in property held for disposition of $72,537 at December 31, 1998, are thirteen properties. One of the properties is an office property located in Arizona, four industrial properties are located in Northern California, six industrial properties and two land parcels are located in Southern California. The divestiture of the property is subject to identification of a purchaser, negotiation of acceptable terms and other customary conditions. Property held for disposition at December 31, 1997, of $37,186 consisted of two properties, one property was a retail center located in Northern California and the other was an office property located in Southern California.

The following summarizes the condensed results of operations of the properties held for disposition at December 31, 1998 for the years ended December 31, 1998, 1997 and 1996. Some properties held for disposition were acquired during the periods presented, therefore the Net Operating Income for these periods presented may not be comparable.


                                          1998          1997          1996
                                         -------       -------       -------
        Income                           $ 8,013       $ 3,021       $ 1,179
        Property Operating Expenses       (2,451)         (604)         (200)
                                         -------       -------       -------

              Net Operating Income       $ 5,562       $ 2,417       $   979
                                         =======       =======       =======


6. DEBT

As of December 31, 1998 and 1997, debt consists of the following:

                                                                                          1998            1997
                                                                                       ----------      ----------
     Unsecured investment grade notes, varying fixed interest rates
        from 6.65% to 8.00% payable semi-annually, due from 2000 to 2027               $1,436,500      $1,135,000
     Unsecured short-term borrowings                                                      300,000         200,000
     Mortgage loans, varying interest rates from 7.37% to 9.88%, due 1999 to 2013         110,698          96,502
                                                                                       ----------      ----------
                                                                                       $1,847,198      $1,431,502
                                                                                       ==========      ==========

The Operating Partnership has an Unsecured Line of Credit Facility (the "Facility"). The maximum amount available under the Facility is $250,000. The Facility carries interest at LIBOR (London Interbank Offered Rates) plus 0.80% matures in August 2001, includes an annual administrative fee of $50 and an annual Facility fee of .20%. The one-month LIBOR at December 31, 1998 was 5.1%. As of December 31, 1998, the amount drawn on the Facility was $100,000. In addition, the Company has $200,000 short-term bank facility (the "Bank Facility") outstanding at December 31, 1998. This short-term Bank Facility carries interst at LIBOR plus .65% and matures November 1999. The line of credit Facility and the Bank Facility are subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Operating Partnership is currently in compliance with all of the covenants in the line of credit Facility and the Bank Facility concerning its indebtedness.

Mortgage loans generally require monthly principal and interest payments. The mortgage loans are secured by deeds of trust on related properties. The gross book value of real estate assets pledged as collateral under deeds of trust for mortgage loans at December 31, 1998 was $286,995 and $228,618 at December 31, 1997.

The unsecured notes are subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Operating Partnership is currently in compliance with all of the covenants in the unsecured note agreements governing its indebtedness.

Interest capitalized for the year ended December 31, 1998 was $16,482, $6,338 in 1997 and $3,116 in 1996.

Future Minimum Debt Schedule

The scheduled future minimum debt payments of all debt outstanding including short-term borrowings as of December 31, 1998, are as follows:

               YEAR                       AMOUNT
            ----------                  ----------
               1999                     $  217,572
               2000                        102,272
               2001                        233,801
               2002                        112,158
               2003                          2,569
            Thereafter                   1,178,826
                                        ----------
                                        $1,847,198
                                        ==========

7. LEASING ACTIVITY

Future minimum rentals due under noncancelable operating leases in effect at December 31, 1998, with tenants are as follows:


               YEAR                       AMOUNT
            ----------                  ----------
               1999                     $  491,575
               2000                        416,531
               2001                        335,850
               2002                        238,935
               2003                        159,284
            Thereafter                     298,365
                                        ----------
                                        $1,940,540
                                        ==========

In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $147,850 for the year ended December 31, 1998, $83,170 in 1997 and $44,155 in 1996. These amounts are included as rental revenue and rental expense in the accompanying statements of operations. Certain of the leases also provide for the payment of additional rent based on a percentage of the tenant's revenues. Additional rents under these leases for the year ended December 31, 1998 was $528, $254 for 1997 and $362 for 1996. Certain leases contain options to renew.

8. PARTNERS' DISTRIBUTIONS PAYABLE

The partner distributions payable at December 31, 1998 and 1997, represents amounts payable to partners for the quarters then ended.

The unit holders of record as of December 31, 1998, and December 31, 1997, are as follows:


                                       DECEMBER 31,     DECEMBER 31,
                                          1998             1997
                                       ------------     -----------
     Shares of:
          General Partners              61,916,459      55,772,632
          Limited Partners               8,902,915       7,322,126
          Series A Preferred Units       1,000,000       1,000,000
          Series B Preferred Units       4,250,000       4,250,000
          Series C Preferred Units       6,000,000       6,000,000
          Series D Preferred Units       1,721,831       2,007,495
          Series E Preferred Units       4,000,000              --

9. INCOME TAXES

Spieker Properties, L.P. and its subsidiary partnerships file federal and state returns of income. The partnerships pay no income taxes other than an $.8 limited partnership tax, where applicable, to the State of California. Taxable income or loss is allocable to the partners of the respective partnerships.

The Operating Partnership's consolidated taxable income was $175,247 for the year ended 1998, $115,525 for 1997 and $76,323 for 1996.

The differences between book income and taxable income primarily result from timing differences consisting of depreciation expense for tenant improvements and unearned rental income.

10. PARTNERS' EQUITY

Preferred Units

The 1,000,000 shares of Series A Cumulative Convertible Preferred Stock rank senior to the Common Units as to dividends and liquidation rights. The preferred units are convertible into 1,219,512 units of the Operating Partnership. The distribution per unit, calculated on the converted numbers of units, is equal to the Common Unit dividend, provided that the dividend yield on the preferred units may not be less than the initial distribution rate thereof. Distributions are paid quarterly in arrears. With respect to the payment of distributions and amounts upon liquidation, the Series A Preferred Unit ranks on parity with the Series B, Series C and Series E Preferred Units and ranks senior to the Common Units.

The Series B Preferred Unit distributions are paid quarterly in arrears at 9.45% of the initial liquidation preference per annum. The Series B Preferred Units are redeemable on or after December 11, 2000 at the option of the Company in whole or in part at a redemption price of $25.00 per unit, plus accrued and unpaid distributions. With respect to the payments of distributions and amounts upon liquidation, the Series B Preferred Units ranks on parity with the Series A, Series C and Series E Preferred Units and ranks senior to the Common Units

The Series C Preferred Unit distributions are payable quarterly in arrears at an annual rate of 7.88% of the initial liquidation preference of $150,000. The Series C Preferred Units are redeemable after October 10, 2002 at the option of the Company, in whole or in part, at a redemption price of $25.00 per unit, plus accrued and unpaid distributions. With respect to the payments of distributions and amounts upon liquidation, the Series C Preferred Units rank on parity to the Company's Series A, Series B and Series E Preferred Units and ranks senior to the Common Units.

In June 1998, the Company sold 4,000,000 shares of Series E Cumulative Redeemable Preferred Stock for $25.00 per share. These shares are redeemable at the option of the Company. Dividends are payable at an annual rate of 8.00% of the redeemable liquidation preference of $100.0 million. The net proceeds of $96.8 million were contributed by the Company to the Operating Partnership in exchange for 4,000,000 Series E Cumulative Redeemable Preferred Units with terms substantially identical to the Series E Cumulative Redeemable Preferred Stock. Net proceeds were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

During 1998 the Company issued 1,471,260 Operating Partnership Units in connection with the acquisition of the TDC portfolio and 308,300 Operating Partnership Units in relation to other acquisitions. The Company also issued in April 1998, 1,500,000 Series D Cumulative Redeemable Preferred Units to an institutional investor for $50.00 per unit. Distributions are payable at an annual rate of 7.6875%. The Series D Preferred Units may be called by the Operating Partnerships at par on or after April 20, 2003, and have no stated maturity or mandatory redemption. The Series D Preferred Units are exchangeable for the Series D Cumulative Redeemable Preferred Stock of the Company on or after April 20, 2008.

Stockholders Rights Agreement

On September 30, 1998, the Operating Partnership paid a distribution of one right for each outstanding partnership unit of the Operating Partnership held of record at the close of business on September 30, 1998 or issued thereafter prior to the Separation Time, as defined in the Rights Agreement referred to below. The rights were issued pursuant to the Stockholder's Protection Rights Agreement, dated as of September 10, 1998 (the "Rights Agreement"), between the Operating Partnership and the Bank of New York, as Rights Agent.

11. EMPLOYEE RETIREMENT AND STOCK PLANS

Retirement Savings Plan

Effective January 1, 1994, the Operating Partnership adopted a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Operating Partnership which amounted to $597 for the year ended December 31, 1998, $393 for 1997 and $292 for 1996. In addition, the Operating Partnership may make additional contributions at the discretion of management. Management authorized additional contributions of $582 for the year ended December 31, 1998, $337 for 1997 and $230 for 1996.

Stock Incentive Plan

The Company has adopted the Spieker Properties, Inc. 1993 Stock Incentive Plan (the "Stock Incentive Plan") to provide incentives to attract and retain officers and key employees. Under the Plan as amended on May 22, 1996, the number of shares available for option grant is 9.9% of the number of shares of Common Stock, on a fully-converted basis, outstanding as of the last day of the immediately preceding quarter, reduced by the number of shares of Common Stock reserved for issuance under other stock compensation plans of the Company. The strike price on the shares granted is equal to the market price of the Company's stock at the grant date. Shares granted under this plan vest over four or five years.

Information relating to the employee Stock Incentive Plan from January 1, 1996 through December 31, 1998, is as follows:

                                                                                OPTION PRICE
                                                              OPTIONS             PER SHARE
                                                             ----------         -------------
      Shares under option at January 1, 1996                  1,483,000         $       25.92
      Granted                                                 1,628,000           25.00-31.63
      Exercised                                                 (51,750)                20.50
      Forfeited                                                  (5,750)                20.50
                                                             ----------         -------------
      Shares under option at December 31, 1996                3,053,500           20.50-31.63
      Granted                                                 1,237,500                 35.19
      Exercised                                                (163,950)          20.50-29.25
      Forfeited                                                 (24,000)          20.50-29.25
                                                             ----------         -------------
      Shares under option at December 31, 1997                4,103,050           20.50-35.19
      Granted                                                 1,405,000           34.63-38.75
      Exercised                                                (300,750)          20.50-29.25
      Forfeited                                                (119,800)          20.50-38.75
                                                             ----------         -------------
      Shares under option at December 31, 1998                5,087,500          $20.50-38.75
                                                             ==========         =============
      Options exercisable at December 31, 1998                1,715,700         $       25.92(1)
                                                             ==========         =============
      Shares available for grant at December 31, 1998         1,792,852
                                                             ==========

   (1)  Represents the average price.

Directors Stock Option Plan

On May 22, 1996, the Directors' Stock Option Plan was amended to increase the number of shares of Common Stock subject to automatic annual option grants to the Company's independent directors from 500 shares to 4,000 shares, to increase the number of shares of Common Stock available for option grant from 30,000 to 150,000, and to provide that, in the event of a Change in Control, outstanding options will become fully vested. To date, 62,000 shares have been granted under the plan and 7,250 shares have been exercised.

Stock Options

The Company applies APB 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would not have been materially reduced.

For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively; dividend yield of 6.6% and 5.8%; expected volatility of 18.1% and 18.6%; expected lives of six and seven years; and risk-free interest rates of 4.6% and 6.4%.

12. COMMITMENTS AND CONTINGENCIES

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

Lease Commitments

The Operating Partnership has entered into operating ground leases on certain land parcels with periods ranging from 16 to 89 years. Future minimum rental payments required under noncancelable operating ground leases in effect at December 31, 1998, are as follows:

                YEAR                   AMOUNT
             ----------               --------
                1999                  $  7,858
                2000                     7,908
                2001                     7,914
                2002                     7,937
                2003                     9,874
             Thereafter                366,904
                                      --------
                                      $408,395
                                      ========

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

General Uninsured Losses

The Operating Partnership carries commercial general liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses which may be either uninsurable, or not economically insurable. Should an uninsured loss occur, the Operating Partnership could lose its investment in, and anticipated profits and cash flows from, a property.

Certain of the properties are located in areas that are subject to earthquake activity; the Operating Partnership has therefore obtained excess earthquake insurance for those properties in higher risk earthquake areas. In the event of an earthquake, the Operating Partnership is insured for $200,000 of loss (less a deductible of 5% of total insured value per occurrence), any losses in excess of $200,000 will be borne by the Operating Partnership.

13. SEGMENT INFORMATION

The Operating Partnership has four operating regions that would comprise definable segments: Pacific Northwest; North-East Bay, San Francisco/Sacramento, CA; Silicon Valley; and Southern California. Each region has a Regional Senior Vice President who is directly responsible for managing all phases of the region's operations including acquisition, development, leasing and property management. The Operating Partnership believes that the most relevant information about the way that its business is managed is through disclosure of certain data at the operating region level. The accounting policies of the four regions are the same as those described in the summary of significant accounting policies. Each of the four operating regions consists of differing mixes of property types. The following table may not be comparable by the regions listed below given the differing mixes of properties within the regions. Significant information used by the Operating Partnership for the reportable segments is as follows:

                                   Pacific        North - East Bay/      Silicon           Southern
                                  Northwest        Sacramento, CA        Valley           California            Total
                                 ---------------------------------------------------------------------------------------
1998 Revenue                     $   117,920        $   139,126        $   127,756        $   157,628        $   542,430
1997 Revenue                          66,029            103,703             86,792             65,085            321,609
1996 Revenue                          51,578             66,079             59,978             18,836            196,471

1998 Net Operating Income(1)          84,843             95,163             97,326             98,055            375,387
1997 Net Operating Income             48,249             72,552             66,898             42,612            230,311
1996 Net Operating Income             37,603             48,210             48,160             12,298            146,271

1998 Deployable Assets               886,981          1,035,833            826,918          1,076,758          3,826,490
1997 Deployable Assets               761,199            914,453            484,374            694,176          2,854,202
1996 Deployable Assets               285,767            334,310            390,478            272,536          1,283,091

   (1) Net operating income (NOI) for the properties is calculated by subtracting rental expenses and real estate taxes from rental income.

14. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                                   1998            1997            1996
                                                                 --------        --------        --------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid for interest                                        $126,812        $ 56,108        $ 31,167

SUPPLEMENTAL DISCLOSURE OF NON-CASH
TRANSACTIONS:
   Debt assumed in relation to property acquisitions               19,394          63,940              --
   Units issued in connection with property acquisitions           69,405          97,164              --
   Increase to land and assessment bond payable                     4,344           8,984           1,283
   Write-off of fully depreciated property                         11,347           3,196          15,469
   Write-off of fully amortized deferred
     financing and leasing costs                                    2,342           2,359           4,696
   Conversion of operating partnership units
     to Common Stock with resulting reduction
     in Limited Partners' interest and
     increase in General Partners' interest                        10,840             524             386
   Property acquired through the issuance of Common Stock           6,900              --              --

15. QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly 1998 and 1997 data is as follows:

                                                                      QUARTER
                                           ----------------------------------------------------------
1998                                       MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,        TOTAL
----                                       ---------       --------      -------------   ------------      ---------
Revenues                                   $125,307        $138,616        $145,790        $151,383        $561,097
Income from operations
  before disposition of
  property and  minority interests           37,943          40,630          43,262          42,088         163,924
Net income                                   35,069          33,789          29,786          31,788         130,431
Income per diluted Common
  Operating Partnership units              $    .58        $    .53        $    .47        $    .50        $   2.07


                                                                      QUARTER
                                           ----------------------------------------------------------
1997                                       MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,        TOTAL
----                                       ---------       --------      -------------   ------------      ---------
Revenues                                   $ 66,417        $ 75,878        $ 83,896        $105,122        $331,313
Income from operations
  before disposition of
  property, minority
  interests and extraordinary items          23,812          26,111          27,051          33,160         110,134
Net income                                   19,121          30,997          24,220          25,554          99,890
Income per Operating
  Partnership units                        $    .43        $    .65        $    .50        $    .47        $   2.04


The sum of quarterly financial data in 1998 and 1997 varies from the annual data due to rounding.

                            SPIEKER PROPERTIES, L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998



                                                                                        INITIAL COST TO COMPANY
                                                                                  --------------------------------
                                                                 ENCUMBRANCES          LAND AND
            PROJECT                           LOCATION          AND LIENS (1)     LEASEHOLD INTEREST     BUILDINGS
------------------------------------------------------------------------------------------------------------------
      NORTH-EAST BAY/SACRAMENTO
10181 455 University                      Sacramento, CA                               $925,000         $1,305,000
10211 8880 SoCal Center                   Sacramento, CA                              3,252,741          8,493,503
10231 740 University                      Sacramento, CA                                261,250            793,750
10281 Gateway Oaks II                     Sacramento, CA                              1,510,137          4,258,061
10291 Gateway Oaks I                      Sacramento, CA                              2,926,887          9,856,301
10311 701 University                      Sacramento, CA                              1,051,108          3,239,007
10341 The Orchard                         Sacramento, CA                              1,505,937          4,517,810
10351 555 University                      Sacramento, CA                              1,467,023          4,401,069
10361 575 and 601 University              Sacramento, CA                              1,677,507          5,720,244
10391 655 University                      Sacramento, CA                              1,147,733          3,443,200
10681 Point West Executive Ctr.           Sacramento, CA                              2,538,020          5,952,306
10691 Point West Commercenter             Sacramento, CA                              3,443,730          9,025,615
10891 Gateway Oaks III                    Sacramento, CA                              1,151,181          3,344,582
11021 Bayside Corporate Center            Foster City, CA          457,099            2,455,163          7,623,408
11051 3600 American River Dr              Sacramento, CA                              1,059,222          4,274,450
11052 3610 American River Dr              Sacramento, CA                                490,859          1,963,435
11053 3620 American River Dr              Sacramento, CA                              1,033,387          4,133,548
11301 Fidelity Plaza                      Sacramento, CA                              1,354,983          3,695,222
11331 Wood Island Office Complex          Larkspur, CA              53,185            3,796,146         10,090,937
11471 Emeryville Towers                   Emeryville, CA                             29,695,815        101,059,827
11511 555 Twin Dolphin Plaza              Redwood City, CA                            8,181,629         35,100,408
11541 Fountaingrove                       Santa Rosa, CA                 0            4,391,945         11,841,364
11561 Sierra Point                        Brisbane, CA             363,250            2,429,943          8,198,137
11621 Point West Corp Center I            Sacramento, CA                              4,388,722         11,865,803
11651 Point West Corp Center II           Sacramento, CA                              1,000,000              3,983
11681 Lafayette Terrace                   Lafayette, CA                               2,037,282          5,508,225
11801 Gateway Oaks IV                     Sacramento, CA                              1,180,174          7,453,716
11831 San Mateo Baycenter                 San Mateo, CA                               2,464,154         10,422,627
11841 Treat Towers                        Walnut Creek, CA       1,325,000            4,089,868         36,427,480
11851 Johnson Ranch Corp Centre           Roseville, CA                  0            5,707,610         17,049,589
12031 East Roseville Parkway              Roseville, CA                               1,563,207          6,251,699
12081 Vintage Park Office                 Foster City, CA          507,323            7,138,571         14,680,327
12111 Douglas Corporate Center            Roseville, CA            804,807            3,468,131         10,959,465
12121 San Mateo Baycenter II              San Mateo, CA         10,816,420            1,263,543          7,120,618
12161 Port Plaza Land                     W Sacramento, CA         503,734            1,853,178                  0
12171 Concord N Commerce Ctr II           Concord, CA                                   912,711          2,139,551
12401 Metro Center                        Foster City, CA                                     0        134,942,965
12471 Enterprise Business Park I & II     W. Sacramento, CA     10,447,348            4,967,619         14,753,963
12481 Commerce Park West I, II, III       W. Sacramento, CA         98,949            3,135,239          3,358,313
12531 San Mateo BayCenter III             San Mateo, CA                               3,214,450         12,858,586
10091 Terminal St. Warehouse              Sacramento, CA                               $198,113         $1,181,083
10261 Front Street Warehouse              Sacramento, CA                                294,674            908,485
10381 Livermore Commerce Ctr.             Livermore, CA             32,839            1,312,199          3,563,238
10481 Huntwood Business Center            Hayward, CA                3,371              198,026            686,076
10491 Independent Rd Warehouse            Oakland, CA                                   237,380            706,174
10511 Baycenter Business Park II          Hayward, CA              221,126            1,228,225          3,116,626
10521 Keebler Warehouse                   Hayward, CA               86,831              569,642          1,568,210
10531 Fremont Commerce Center             Fremont, CA                                   614,357          1,588,166
10591 Dubuque Business Center             So. San Fran, CA                            2,912,158          3,128,405
10601 Cabot Blvd. Warehouse               Hayward, CA                                 1,550,174          4,531,092
10611 Benicia Commmerce Center            Benicia, CA                                   434,027          3,810,746



                                                                                GROSS AMOUNT AT CLOSE OF PERIOD
                                                                ----------------------------------------------------------------
                                                                 ADDITIONS          LAND          BUILDINGS AND
                                                                    AND         LAND IMP. AND        BUILDING
            PROJECT                           LOCATION          IMPROVEMENTS    LEASEHOLD INT.     IMPROVEMENTS         TOTAL
--------------------------------------------------------------------------------------------------------------------------------
      NORTH-EAST BAY/SACRAMENTO
10181 455 University                      Sacramento, CA         $786,252          $993,704        $2,074,475         $3,068,179
10211 8880 SoCal Center                   Sacramento, CA        2,811,335         3,804,401        10,546,560         14,350,961
10231 740 University                      Sacramento, CA          173,513           261,250           959,617          1,220,867
10281 Gateway Oaks II                     Sacramento, CA          743,749         1,996,441         4,511,077          6,507,518
10291 Gateway Oaks I                      Sacramento, CA          211,967         2,938,968        10,121,140         13,060,108
10311 701 University                      Sacramento, CA          354,591         1,247,111         3,319,746          4,566,857
10341 The Orchard                         Sacramento, CA        1,124,148         1,539,497         4,977,806          6,517,303
10351 555 University                      Sacramento, CA          708,357         1,484,661         4,799,428          6,284,089
10361 575 and 601 University              Sacramento, CA          723,872         1,915,967         6,174,166          8,090,134
10391 655 University                      Sacramento, CA          281,936         1,159,673         3,645,041          4,804,714
10681 Point West Executive Ctr.           Sacramento, CA        1,260,351         2,573,522         7,139,142          9,712,664
10691 Point West Commercenter             Sacramento, CA        1,084,491         3,443,730         9,877,980         13,321,710
10891 Gateway Oaks III                    Sacramento, CA        1,043,948         1,161,264         4,364,270          5,525,534
11021 Bayside Corporate Center            Foster City, CA         361,860         2,465,778         7,973,761         10,439,539
11051 3600 American River Dr              Sacramento, CA          458,332         1,059,222         4,644,440          5,703,662
11052 3610 American River Dr              Sacramento, CA          248,203           490,859         2,110,797          2,601,656
11053 3620 American River Dr              Sacramento, CA          392,341         1,033,387         4,496,582          5,529,969
11301 Fidelity Plaza                      Sacramento, CA          760,368         1,368,143         3,912,820          5,280,963
11331 Wood Island Office Complex          Larkspur, CA            736,650         3,796,146        10,781,499         14,577,645
11471 Emeryville Towers                   Emeryville, CA       11,766,845        29,695,815       101,271,722        130,967,537
11511 555 Twin Dolphin Plaza              Redwood City, CA        174,722         8,181,629        32,738,206         40,919,835
11541 Fountaingrove                       Santa Rosa, CA          863,062         4,432,734        12,399,983         16,832,717
11561 Sierra Point                        Brisbane, CA            509,568         2,455,517         8,367,988         10,823,505
11621 Point West Corp Center I            Sacramento, CA          952,804         4,388,722        11,888,041         16,276,763
11651 Point West Corp Center II           Sacramento, CA                0         1,000,000                 0          1,000,000
11681 Lafayette Terrace                   Lafayette, CA            56,857         2,037,282         5,565,082          7,602,365
11801 Gateway Oaks IV                     Sacramento, CA          938,428         1,180,174                 0          1,180,174
11831 San Mateo Baycenter                 San Mateo, CA           322,524         2,464,154        10,630,564         13,094,719
11841 Treat Towers                        Walnut Creek, CA           (199)        4,089,868                 0          4,089,868
11851 Johnson Ranch Corp Centre           Roseville, CA           381,692         5,728,033        13,246,387         18,974,420
12031 East Roseville Parkway              Roseville, CA                 0         1,563,207                 0          1,563,207
12081 Vintage Park Office                 Foster City, CA       3,390,089         7,138,571        17,842,517         24,981,088
12111 Douglas Corporate Center            Roseville, CA           633,650         3,468,131        10,959,465         14,427,596
12121 San Mateo Baycenter II              San Mateo, CA        10,905,395         3,439,087        15,764,044         19,203,131
12161 Port Plaza Land                     W Sacramento, CA          1,800         1,853,178                 0          1,853,178
12171 Concord N Commerce Ctr II           Concord, CA             125,002           912,711                 0            912,711
12401 Metro Center                        Foster City, CA         170,570                 0       134,975,118        134,975,118
12471 Enterprise Business Park I & II     W. Sacramento, CA        35,462         4,967,619        14,753,338         19,720,958
12481 Commerce Park West I, II, III       W. Sacramento, CA        96,336         3,135,239         3,358,313          6,493,552
12531 San Mateo BayCenter III             San Mateo, CA            42,444         3,214,450        12,858,586         16,073,036
10091 Terminal St. Warehouse              Sacramento, CA         $205,205          $202,000        $1,382,401         $1,584,401
10261 Front Street Warehouse              Sacramento, CA          174,711           294,674         1,074,551          1,369,225
10381 Livermore Commerce Ctr.             Livermore, CA           877,879         1,499,807         4,253,509          5,753,316
10481 Huntwood Business Center            Hayward, CA           1,324,409           434,534         1,603,115          2,037,649
10491 Independent Rd Warehouse            Oakland, CA             421,106           332,303         1,032,357          1,364,660
10511 Baycenter Business Park II          Hayward, CA           2,233,490         1,781,453         4,765,801          6,547,254
10521 Keebler Warehouse                   Hayward, CA             229,779           605,637         1,761,994          2,367,631
10531 Fremont Commerce Center             Fremont, CA             593,031           708,494         2,087,060          2,795,554
10591 Dubuque Business Center             So. San Fran, CA      2,935,507         3,491,267         5,465,429          8,956,696
10601 Cabot Blvd. Warehouse               Hayward, CA           1,257,050         1,559,831         5,778,486          7,338,317
10611 Benicia Commmerce Center            Benicia, CA           1,185,984           683,781         4,649,614          5,333,395



                                                                                     CONSTRUCTION     DEPRECIABLE
                                                                     ACCUMULATED        AND/OR           LIVES
            PROJECT                           LOCATION               DEPRECIATION     ACQUISITION       (YEARS)
-----------------------------------------------------------------------------------------------------------------
      NORTH-EAST BAY/SACRAMENTO
10181 455 University                      Sacramento, CA               $563,070          1987            3-40
10211 8880 SoCal Center                   Sacramento, CA              2,520,977          1989            3-40
10231 740 University                      Sacramento, CA                272,616          1987            3-40
10281 Gateway Oaks II                     Sacramento, CA                976,528          1992            3-40
10291 Gateway Oaks I                      Sacramento, CA              2,147,167          1990            2-40
10311 701 University                      Sacramento, CA                737,417          1991            3-40
10341 The Orchard                         Sacramento, CA              1,109,939          1990            3-40
10351 555 University                      Sacramento, CA              1,089,479          1990            3-40
10361 575 and 601 University              Sacramento, CA              1,468,287          1990            3-40
10391 655 University                      Sacramento, CA                810,223          1990            2-40
10681 Point West Executive Ctr.           Sacramento, CA                927,971          1994           10-40
10691 Point West Commercenter             Sacramento, CA              1,248,749          1994            4-40
10891 Gateway Oaks III                    Sacramento, CA                529,253          1995            2-40
11021 Bayside Corporate Center            Foster City, CA               682,989          1996            7-40
11051 3600 American River Dr              Sacramento, CA                386,762          1995           12-40
11052 3610 American River Dr              Sacramento, CA                180,045          1995            5-40
11053 3620 American River Dr              Sacramento, CA                367,707          1995           12-40
11301 Fidelity Plaza                      Sacramento, CA                290,684          1996            2-40
11331 Wood Island Office Complex          Larkspur, CA                  541,731          1996            4-40
11471 Emeryville Towers                   Emeryville, CA              4,946,971          1997            3-40
11511 555 Twin Dolphin Plaza              Redwood City, CA            1,569,494          1997            5-40
11541 Fountaingrove                       Santa Rosa, CA                559,060          1997            3-40
11561 Sierra Point                        Brisbane, CA                  366,630          1997            3-40
11621 Point West Corp Center I            Sacramento, CA                499,791          1997            3-40
11651 Point West Corp Center II           Sacramento, CA                      0          1997             40
11681 Lafayette Terrace                   Lafayette, CA                 209,281          1997           10-40
11801 Gateway Oaks IV                     Sacramento, CA                      0          1997            5-40
11831 San Mateo Baycenter                 San Mateo, CA               3,496,795          1995            3-40
11841 Treat Towers                        Walnut Creek, CA                    0          1997            6-40
11851 Johnson Ranch Corp Centre           Roseville, CA                 414,375          1997            3-40
12031 East Roseville Parkway              Roseville, CA                       0          1997             40
12081 Vintage Park Office                 Foster City, CA               483,547          1997            7-40
12111 Douglas Corporate Center            Roseville, CA                 296,819          1997            3-40
12121 San Mateo Baycenter II              San Mateo, CA               3,379,134          1997            3-40
12161 Port Plaza Land                     W Sacramento, CA                    0          1997             40
12171 Concord N Commerce Ctr II           Concord, CA                         0          1997            5-40
12401 Metro Center                        Foster City, CA             2,187,058          1998           10-40
12471 Enterprise Business Park I & II     W. Sacramento, CA             307,374          1998            5-40
12481 Commerce Park West I, II, III       W. Sacramento, CA              69,965          1998            2-40
12531 San Mateo BayCenter III             San Mateo, CA                 160,732          1998            4-40
10091 Terminal St. Warehouse              Sacramento, CA               $710,151          1975            3-40
10261 Front Street Warehouse              Sacramento, CA             272,799.20          1988            5-40
10381 Livermore Commerce Ctr.             Livermore, CA            1,062,914.62          1988            3-40
10481 Huntwood Business Center            Hayward, CA                666,052.98          1979            7-40
10491 Independent Rd Warehouse            Oakland, CA                524,081.31          1972            5-40
10511 Baycenter Business Park II          Hayward, CA              1,634,027.96          1984            3-40
10521 Keebler Warehouse                   Hayward, CA                560,881.30          1985           10-40
10531 Fremont Commerce Center             Fremont, CA                552,951.28          1989            5-40
10591 Dubuque Business Center             So. San Fran, CA         1,541,803.65          1986            3-40
10601 Cabot Blvd. Warehouse               Hayward, CA              1,862,215.48          1988            3-40
10611 Benicia Commmerce Center            Benicia, CA              1,072,245.28          1989            3-40

                            SPIEKER PROPERTIES, L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998



                                                                                        INITIAL COST
                                                                              ---------------------------------
                                                             ENCUMBRANCES          LAND AND
PROJECT                                  LOCATION           AND LIENS (1)     LEASEHOLD INTEREST      BUILDINGS
---------------------------------------------------------------------------------------------------------------
10621 Montgomery Ward                  Pleasant Hill, CA                             717,750          3,485,901
10631 Eden Landing Bus. Center         Hayward, CA                                 1,152,163          1,940,740
10641 Good Guys Dist. Center           Hayward, CA                7,685            4,923,246          9,254,184
10651 Fleetside Comrce Center          Benicia, CA              355,424            1,080,303          2,952,609
10661 Industrial Dr. Warehouse         Fremont, CA            2,224,289            1,822,496          3,793,609
10711 Redwood Shores                   Redwood City, CA                            3,437,897          3,702,938
10741 Baycenter Business Park I        Hayward, CA                                 1,500,000          4,105,976
10821 732-834 Striker Ave              Sacramento, CA                              1,009,601          2,767,658
10931 Northgate Commerce Ctr           Sacramento, CA                              1,854,097          5,611,557
10941 Doolittle Business Center        San Leandro, CA                               866,075          2,735,652
10951 Benicia Ind I (Stone)            Benicia, CA                                 4,777,806         14,394,164
10961 Benicia Ind I (Getty Ct)         Benicia, CA                                 1,134,212          3,402,635
11041 Concord North Comm Ctr           Concord, CA                                 2,340,139          4,945,766
11071 Benicia Ind II                   Benicia, CA                                 3,891,910         12,137,918
11161 Port of Oakland                  Oakland, CA                                 1,693,760          5,091,125
11281 Baycenter Business Park III      Hayward, CA              178,788            1,248,216          3,775,498
11291 Riverside Business Center        Sacramento, CA           194,221            1,471,099          4,395,800
11551 Seaport Distribution Center      W Sacramento, CA                            1,180,994          4,273,837
11761 Huntwood Business Center         Hayward, CA                                 2,929,335          8,788,004
11771 Fremont Commerce Center          Fremont, CA                                 4,315,601         12,946,802
11881 Milimont R&D                     Fremont, CA                                 1,806,606          5,419,919
11891 Kato R&D                         Fremont, CA                                 2,002,504          6,007,610
12041 W. North Market                  Sacramento, CA                              1,150,545          3,451,632
12051 Overland Court                   W Sacramento, CA         616,816            3,294,800          7,250,436
12091 Vintage Park Industrial          Foster City, CA        1,699,775           25,531,280         70,993,759
12381 Hayward Business Park            Hayward, CA               32,058            8,453,559         25,160,239
12421 Benicia Commerce Center II       Benicia, CA                                 1,722,991          5,298,888
12491 Vasco Business Center            Livermore, CA                               1,313,645          3,301,550
12571 Airway Business Park             Livermore, CA                               3,875,096             15,522
12541 Skyway Landing -Land             San Carlos, CA                            $18,379,610           $962,941
                                                            ---------------------------------------------------
                                       TOTAL                $31,030,338         $246,558,115       $815,281,267
                                                            ===================================================

      SILICON VALLEY
10001 Santa Clara Office Center I      Santa Clara, CA       $1,140,584             $187,326         $1,392,344
10021 Santa Clara Office Center II     Santa Clara, CA                               173,317          2,581,836
10031 Gateway Ofc. Phase I             San Jose, CA                                  721,215          9,010,137
10051 Santa Clara Office Center III    Santa Clara, CA                                36,746          2,193,334
10081 Gateway Ofc. Phase II            San Jose, CA                                1,275,102         40,341,270
10131 The Alameda                      San Jose, CA                                  774,316          4,278,623
10141 Creekside Phase I                San Jose, CA             344,127           10,385,797          8,518,712
10151 North First Ofc. Ctr.            San Jose, CA                                6,698,611          5,900,388
10251 Denny's Restaurant               Santa Clara, CA                               181,634            551,427
10321 Ryan Ranch Ofc. Ctr.             Monterey, CA                                1,048,740          3,951,223
10541 Lockheed Bldg.                   Palo Alto, CA                               1,735,789          6,264,357
10551 Xerox Campus                     Palo Alto, CA                               9,145,484         29,360,411
10561 Foothill Research Ctr.           Palo Alto, CA                               7,474,154         30,819,577
10671 2180 Sand Hill Road              Menlo Park, CA                                685,933          1,939,250
10701 McCarthy                         Milpitas, CA               1,311              845,039          4,219,348
10851 Ryan Ranch Off - Ph II           Monterey, CA                                  565,580          2,012,002
11031 Ryan Ranch Office II Bldg D      Monterey, CA                                  420,000          2,160,535
11151 2290 North First Street          San Jose, CA                                1,222,335          4,891,759
11311 Central Park Plaza               Santa Clara, CA          119,695            9,492,940         25,036,338
11521 Metro Plaza                      San Jose, CA          24,507,919           14,789,132         59,287,827



                                                                          GROSS AMOUNT AT CLOSE OF PERIOD
                                                           ------------------------------------------------------------
                                                             ADDITIONS          LAND         BUILDINGS AND
                                                                AND        LAND IMP. AND       BUILDING
PROJECT                                  LOCATION          IMPROVEMENTS    LEASEHOLD INT.    IMPROVEMENTS         TOTAL
-------                                  --------          ------------    --------------    -------------        -----
10621 Montgomery Ward                  Pleasant Hill, CA       95,406          717,750        3,581,308         4,299,058
10631 Eden Landing Bus. Center         Hayward, CA            181,182        1,158,197        2,115,888         3,274,085
10641 Good Guys Dist. Center           Hayward, CA            150,352        4,936,467        9,391,315        14,327,782
10651 Fleetside Comrce Center          Benicia, CA            483,625        1,080,303        3,425,992         4,506,295
10661 Industrial Dr. Warehouse         Fremont, CA            171,712        1,822,496        3,965,321         5,787,817
10711 Redwood Shores                   Redwood City, CA     1,614,156        3,796,415        4,833,639         8,630,054
10741 Baycenter Business Park I        Hayward, CA            183,798        1,500,000        4,207,820         5,707,820
10821 732-834 Striker Ave              Sacramento, CA         276,734        1,024,488        2,968,054         3,992,543
10931 Northgate Commerce Ctr           Sacramento, CA         547,873        1,869,659        6,114,203         7,983,862
10941 Doolittle Business Center        San Leandro, CA        118,458          984,533        2,735,652         3,720,185
10951 Benicia Ind I (Stone)            Benicia, CA            641,141        4,777,806       15,000,875        19,778,681
10961 Benicia Ind I (Getty Ct)         Benicia, CA             33,250        1,134,212        3,435,885         4,570,096
11041 Concord North Comm Ctr           Concord, CA          1,556,278        2,344,326        6,497,858         8,842,184
11071 Benicia Ind II                   Benicia, CA          3,129,710        4,107,912       14,980,402        19,088,313
11161 Port of Oakland                  Oakland, CA             83,585        1,708,799        5,159,671         6,868,470
11281 Baycenter Business Park III      Hayward, CA          1,560,997        1,248,216        5,336,495         6,584,711
11291 Riverside Business Center        Sacramento, CA       1,424,884        1,471,099        1,197,507         2,668,606
11551 Seaport Distribution Center      W Sacramento, CA       556,626        1,180,994                -         1,180,994
11761 Huntwood Business Center         Hayward, CA             34,254        2,929,335        8,822,259        11,751,593
11771 Fremont Commerce Center          Fremont, CA            158,006        4,315,601       12,994,086        17,309,687
11881 Milimont R&D                     Fremont, CA                  -        1,806,606        5,419,919         7,226,524
11891 Kato R&D                         Fremont, CA                  -        2,002,504        6,007,610         8,010,115
12041 W. North Market                  Sacramento, CA          35,266        1,150,545        3,451,632         4,602,177
12051 Overland Court                   W Sacramento, CA        23,496        3,294,800        7,250,436        10,545,236
12091 Vintage Park Industrial          Foster City, CA        218,062       25,531,280       70,993,759        96,525,040
12381 Hayward Business Park            Hayward, CA          1,002,166        8,453,559       25,735,966        34,189,525
12421 Benicia Commerce Center II       Benicia, CA                  -        1,722,991                -         1,722,991
12491 Vasco Business Center            Livermore, CA          855,669        1,313,645           (6,607)        1,307,038
12571 Airway Business Park             Livermore, CA                -        3,875,096                -         3,875,096
12541 Skyway Landing -Land             San Carlos, CA              $0      $18,379,610               $0       $18,379,610
                                                          ---------------------------------------------------------------
                                       TOTAL              $72,208,152     $253,312,871     $782,520,961    $1,035,833,832
                                                          ===============================================================

      SILICON VALLEY
10001 Santa Clara Office Center I      Santa Clara, CA     $2,999,512         $806,700       $3,729,002        $4,535,702
10021 Santa Clara Office Center II     Santa Clara, CA      3,020,359          931,364        4,838,333         5,769,697
10031 Gateway Ofc. Phase I             San Jose, CA         4,604,797        1,574,966       12,732,599        14,307,566
10051 Santa Clara Office Center III    Santa Clara, CA      1,995,348          623,340        3,575,404         4,198,744
10081 Gateway Ofc. Phase II            San Jose, CA        15,698,128        3,829,146       31,844,532        35,673,678
10131 The Alameda                      San Jose, CA           972,225          966,236        5,001,398         5,967,633
10141 Creekside Phase I                San Jose, CA         4,046,490       10,965,419       11,985,579        22,950,999
10151 North First Ofc. Ctr.            San Jose, CA         2,836,871        6,973,869        8,446,206        15,420,075
10251 Denny's Restaurant               Santa Clara, CA          1,315          181,634          552,652           734,286
10321 Ryan Ranch Ofc. Ctr.             Monterey, CA         1,796,965        2,093,355        4,735,944         6,829,298
10541 Lockheed Bldg.                   Palo Alto, CA        1,126,913        1,735,789        7,391,270         9,127,059
10551 Xerox Campus                     Palo Alto, CA        5,281,728        9,145,484       34,642,139        43,787,623
10561 Foothill Research Ctr.           Palo Alto, CA        5,584,896        7,474,154       36,404,473        43,878,627
10671 2180 Sand Hill Road              Menlo Park, CA       1,074,015          753,570        2,702,713         3,456,283
10701 McCarthy                         Milpitas, CA           660,931          845,039        4,613,400         5,458,439
10851 Ryan Ranch Off - Ph II           Monterey, CA           457,048          565,580        2,469,051         3,034,631
11031 Ryan Ranch Office II Bldg D      Monterey, CA           571,155          420,000        2,731,690         3,151,690
11151 2290 North First Street          San Jose, CA           585,608        1,222,335        5,477,366         6,699,701
11311 Central Park Plaza               Santa Clara, CA      1,340,177        9,622,273       26,163,153        35,785,427
11521 Metro Plaza                      San Jose, CA           575,266       14,789,132       59,727,455        74,516,587





                                                                                   CONSTRUCTION   DEPRECIABLE
                                                                  ACCUMULATED         AND/OR         LIVES
PROJECT                                  LOCATION                 DEPRECIATION     ACQUISITION      (YEARS)
-------                                  --------                 ------------     -----------      -------
10621 Montgomery Ward                  Pleasant Hill, CA           881,986.53         1989          35-40
10631 Eden Landing Bus. Center         Hayward, CA                 516,668.86         1990           3-40
10641 Good Guys Dist. Center           Hayward, CA               1,592,498.40         1990           5-40
10651 Fleetside Comrce Center          Benicia, CA                 935,257.87         1990           6-40
10661 Industrial Dr. Warehouse         Fremont, CA                 600,009.36         1993           3-40
10711 Redwood Shores                   Redwood City, CA          1,159,504.16         1987           7-40
10741 Baycenter Business Park I        Hayward, CA                 498,238.92         1994           3-40
10821 732-834 Striker Ave              Sacramento, CA              342,970.38         1995           5-40
10931 Northgate Commerce Ctr           Sacramento, CA              620,983.78         1995          10-40
10941 Doolittle Business Center        San Leandro, CA             206,957.16         1996          12-40
10951 Benicia Ind I (Stone)            Benicia, CA               1,080,062.25         1996            40
10961 Benicia Ind I (Getty Ct)         Benicia, CA                 257,129.45         1996           2-40
11041 Concord North Comm Ctr           Concord, CA                 691,485.49         1995           3-40
11071 Benicia Ind II                   Benicia, CA               1,126,744.26         1996           4-40
11161 Port of Oakland                  Oakland, CA                 347,654.37         1996           3-40
11281 Baycenter Business Park III      Hayward, CA                 187,201.89         1996           5-40
11291 Riverside Business Center        Sacramento, CA              184,973.68         1996           5-40
11551 Seaport Distribution Center      W Sacramento, CA                  0.00         1997           5-40
11761 Huntwood Business Center         Hayward, CA                 299,360.28         1997           3-40
11771 Fremont Commerce Center          Fremont, CA                 436,561.98         1997           1-40
11881 Milimont R&D                     Fremont, CA                 146,789.50         1997            40
11891 Kato R&D                         Fremont, CA                 162,706.18         1997            40
12041 W. North Market                  Sacramento, CA               93,481.70         1997            40
12051 Overland Court                   W Sacramento, CA            196,366.04         1997            40
12091 Vintage Park Industrial          Foster City, CA           1,919,895.46         1997           5-40
12381 Hayward Business Park            Hayward, CA                 627,950.72         1998           3-40
12421 Benicia Commerce Center II       Benicia, CA                       0.00         1998           5-40
12491 Vasco Business Center            Livermore, CA                     0.00         1998           7-40
12571 Airway Business Park             Livermore, CA                     0.00         1998            40
12541 Skyway Landing -Land             San Carlos, CA                      $0         1998            40
                                                                 ------------
                                       TOTAL                      $61,372,180
                                                                 ============

      SILICON VALLEY
10001 Santa Clara Office Center I      Santa Clara, CA             $1,192,080         1977           3-40
10021 Santa Clara Office Center II     Santa Clara, CA              1,778,260         1980           2-40
10031 Gateway Ofc. Phase I             San Jose, CA                 4,849,826         1981           3-40
10051 Santa Clara Office Center III    Santa Clara, CA              1,330,720         1981           3-40
10081 Gateway Ofc. Phase II            San Jose, CA                11,446,399         1983           3-40
10131 The Alameda                      San Jose, CA                 1,649,615         1984           3-40
10141 Creekside Phase I                San Jose, CA                 3,644,208         1985           5-40
10151 North First Ofc. Ctr.            San Jose, CA                 2,638,279         1985           3-40
10251 Denny's Restaurant               Santa Clara, CA                149,528         1988          34-40
10321 Ryan Ranch Ofc. Ctr.             Monterey, CA                 1,422,453         1992           3-40
10541 Lockheed Bldg.                   Palo Alto, CA                2,061,654         1993           8-40
10551 Xerox Campus                     Palo Alto, CA                9,158,558         1993           8-40
10561 Foothill Research Ctr.           Palo Alto, CA               10,619,284         1993           6-40
10671 2180 Sand Hill Road              Menlo Park, CA                 947,074         1973           3-40
10701 McCarthy                         Milpitas, CA                   564,718         1994           1-40
10851 Ryan Ranch Off - Ph II           Monterey, CA                   413,685         1995           3-40
11031 Ryan Ranch Office II Bldg D      Monterey, CA                   283,181         1996           5-40
11151 2290 North First Street          San Jose, CA                   390,270         1996           3-40
11311 Central Park Plaza               Santa Clara, CA              1,400,905         1996           2-40
11521 Metro Plaza                      San Jose, CA                 2,749,512         1997           3-40

                            SPIEKER PROPERTIES, L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998



                                                                                           INITIAL COST
                                                                                  --------------------------------
                                                                 ENCUMBRANCES          LAND AND
            PROJECT                        LOCATION             AND LIENS (1)     LEASEHOLD INTEREST     BUILDINGS
------------------------------------------------------------------------------------------------------------------
11531 1740 Technology                  San Jose, CA           20,670,230              7,918,598         31,710,229
11861 100 Moffett                      Mountain View, CA                              1,140,758          3,119,916
12101 Ryan Ranch Office Lot 2          Monterey, CA                                   1,486,666          2,970,709
12191 Concourse                        San Jose, CA                                  51,969,773        120,464,859
12391 Skyprt Plaza                     San Jose, CA                                  31,519,209         25,368,821
10011 Stender Way II                   Santa Clara, CA                                  118,274            840,169
10041 Scott Blvd.                      Santa Clara, CA                                  128,623            583,455
10101 Stender Way I                    Santa Clara, CA                                   98,915            536,920
10111 Applied Materials I              Santa Clara, CA                                  381,686          1,625,507
10121 Sunnyvale Business Center        Santa Clara, CA                                  257,035            811,284
10161 Cupertino Business Center        Cupertino, CA                                  3,876,840          3,970,597
10191 North American Van Lines         San Jose, CA                                   2,191,699          4,999,710
10241 Applied Materials II             Santa Clara, CA         1,402,048                651,943          3,392,605
10271 Aspect Building                  San Jose, CA              129,840              2,223,805          2,265,103
10301 Cadillac Court                   Milpitas, CA               98,592                959,042          1,493,087
10331 Ryan Ranch Industrial            Monterey, CA                                     422,500            969,386
10371 Fremont Bayside                  Fremont, CA             6,435,831              1,245,617          2,704,137
10421 Patrick Henry Drive              San Jose, CA                6,329                933,058          2,702,038
10431 COG Warehouse                    Milpitas, CA              471,379              2,616,039          1,907,937
10451 Okidata Distribution Center      Milpitas, CA              331,613              1,854,892          1,750,086
10461 Pro Log                          Monterey, CA                                     780,000          1,148,054
10571 Montague Industr. Center         Palo Alto, CA                                  1,482,000          5,131,899
10761 2905-2909 Stender Way            Santa Clara, CA                                  385,992          1,174,719
10781 Meier - Central South            Santa Clara, CA                                2,571,112          7,177,524
10791 Meier - Mountain View            Santa Clara, CA         3,222,019              5,265,351         14,236,164
10801 Meier - Central North            Santa Clara, CA                                1,753,361          4,740,570
10811 Meier - Sunnyvale                Santa Clara, CA                                  352,776            953,800
10871 Walsh & Lafayette Ind Park       Santa Clara, CA                                3,359,291          7,803,602
10881 Ridder Park                      San Jose, CA              136,215              1,794,057          4,443,925
10901 Ryan Ranch - Lot 14B             Monterey, CA                                     311,835            746,295
10911 Cadillac Court II                Milpitas, CA              167,227                845,833          1,166,712
11231 Charcot Business Center          San Jose, CA                                   2,988,923          9,091,293
11241 Airport Service Center           San Jose, CA                                     668,283          2,013,558
11251 Dixon Landing North              Milpitas, CA                                   6,254,151          8,068,464
11261 Kifer Road Industrial Park       Sunnyvale, CA                                  3,530,775         10,731,346
11361 Ravendale at Central             Mountain View, CA                              2,018,673          6,064,095
11871 Oak Creek                        Milpitas, CA                5,702              2,040,639          6,095,607
11911 SoCalifornia Circle II           Milpitas, CA                                   2,555,551          7,685,101
12011 Borregas Avenue                  Sunnyvale, CA                                    780,376          2,341,128
                                                            ------------------------------------------------------
                                       TOTAL                 $59,190,661           $219,593,139       $559,711,108
                                                            ======================================================

      SOUTHERN CALIFORNIA
10981 La Jolla Centre II               San Diego, CA                                 $3,252,653        $13,070,059
10991 One Pacific Heights              San Diego, CA                                  3,089,433          8,365,526
11011 Pacific Point                    San Diego, CA                                  3,111,202          9,333,605
11061 Inwood Business Park             Irvine, CA                                     2,232,769          8,956,722
11141 Carmel Valley Centre             San Diego, CA                                  2,792,159         11,243,482
11171 Dove Street                      Newport Beach, CA                              1,569,792          6,283,219
11221 Fairchild Corporate Center       Irvine, CA                                     2,011,443          8,054,128
11271 One Pacific Plaza                Huntington Beach, CA                           2,020,971          8,088,154
11321 Corona Corporate Center          Corona, CA                                       743,147          2,986,626


                                                                             GROSS AMOUNT AT CLOSE OF PERIOD
                                                             -------------------------------------------------
                                                              ADDITIONS          LAND          BUILDINGS AND
                                                                 AND         LAND IMP. AND        BUILDING
            PROJECT                        LOCATION          IMPROVEMENTS    LEASEHOLD INT.     IMPROVEMENTS
--------------------------------------------------------------------------------------------------------------
11531 1740 Technology                  San Jose, CA           1,833,408         7,918,598         31,807,104
11861 100 Moffett                      Mountain View, CA        393,630         1,140,758          3,084,373
12101 Ryan Ranch Office Lot 2          Monterey, CA             165,921         1,486,666                  -
12191 Concourse                        San Jose, CA          26,345,244        51,969,773        120,456,272
12391 Skyprt Plaza                     San Jose, CA           2,344,235        31,519,209         25,368,821
10011 Stender Way II                   Santa Clara, CA        1,169,652           410,687          1,717,408
10041 Scott Blvd.                      Santa Clara, CA        1,831,378           554,191          1,989,265
10101 Stender Way I                    Santa Clara, CA          212,343           152,000            696,177
10111 Applied Materials I              Santa Clara, CA            3,690           381,686          1,629,197
10121 Sunnyvale Business Center        Santa Clara, CA          401,585           241,207          1,221,295
10161 Cupertino Business Center        Cupertino, CA            997,898         4,082,078          4,648,256
10191 North American Van Lines         San Jose, CA              49,412         2,199,552          5,041,269
10241 Applied Materials II             Santa Clara, CA        3,040,850         1,270,250          5,815,148
10271 Aspect Building                  San Jose, CA             281,512         2,229,772          2,540,648
10301 Cadillac Court                   Milpitas, CA             784,661         1,131,026          2,093,778
10331 Ryan Ranch Industrial            Monterey, CA             552,521           557,763          1,386,644
10371 Fremont Bayside                  Fremont, CA              289,429         1,247,069          2,992,114
10421 Patrick Henry Drive              San Jose, CA           2,277,020           993,156          4,918,960
10431 COG Warehouse                    Milpitas, CA           1,086,032         3,093,192          2,516,816
10451 Okidata Distribution Center      Milpitas, CA             358,753         2,210,130          1,753,601
10461 Pro Log                          Monterey, CA             342,838         1,121,135          1,149,758
10571 Montague Industr. Center         Palo Alto, CA          6,239,020         2,820,461          9,809,032
10761 2905-2909 Stender Way            Santa Clara, CA          252,357           385,992          1,391,253
10781 Meier - Central South            Santa Clara, CA          367,599         2,571,112          7,478,323
10791 Meier - Mountain View            Santa Clara, CA          113,396         5,265,351         14,349,560
10801 Meier - Central North            Santa Clara, CA           50,426         1,753,361          4,790,996
10811 Meier - Sunnyvale                Santa Clara, CA                -           352,776            953,800
10871 Walsh & Lafayette Ind Park       Santa Clara, CA        1,382,535         3,359,291          9,186,137
10881 Ridder Park                      San Jose, CA           2,012,184         1,794,057          6,456,109
10901 Ryan Ranch - Lot 14B             Monterey, CA             260,181           311,835          1,006,476
10911 Cadillac Court II                Milpitas, CA             667,138           845,833          1,833,850
11231 Charcot Business Center          San Jose, CA             246,444         3,069,126          9,257,533
11241 Airport Service Center           San Jose, CA              63,995           692,476          2,033,558
11251 Dixon Landing North              Milpitas, CA           2,362,984         6,314,112            817,602
11261 Kifer Road Industrial Park       Sunnyvale, CA            106,852         3,552,325         10,816,647
11361 Ravendale at Central             Mountain View, CA         43,877         2,031,387          6,095,258
11871 Oak Creek                        Milpitas, CA                   -         2,040,639          6,095,607
11911 SoCalifornia Circle II           Milpitas, CA              14,796         2,555,551          7,670,997
12011 Borregas Avenue                  Sunnyvale, CA            115,946           780,376          2,359,531
                                                            ------------------------------------------------
                                       TOTAL                114,291,488      $231,925,346       $594,993,534
                                                            ================================================

      SOUTHERN CALIFORNIA
10981 La Jolla Centre II               San Diego, CA           $634,473        $3,268,743        $13,442,448
10991 One Pacific Heights              San Diego, CA            129,655         3,101,153          8,469,310
11011 Pacific Point                    San Diego, CA            337,503         3,111,202          9,659,051
11061 Inwood Business Park             Irvine, CA             1,013,676         2,251,304          9,195,371
11141 Carmel Valley Centre             San Diego, CA            603,518         2,796,624         11,487,130
11171 Dove Street                      Newport Beach, CA        347,914         1,569,792          6,327,675
11221 Fairchild Corporate Center       Irvine, CA               787,535         2,028,596          8,408,586
11271 One Pacific Plaza                Huntington Beach, CA     901,540         2,020,971          8,174,026
11321 Corona Corporate Center          Corona, CA                14,054           743,147          2,998,607




                                                                                            CONSTRUCTION     DEPRECIABLE
                                                                            ACCUMULATED        AND/OR           LIVES
            PROJECT                        LOCATION                TOTAL    DEPRECIATION     ACQUISITION       (YEARS)
------------------------------------------------------------------------------------------------------------------------
11531 1740 Technology                  San Jose, CA              39,725,703      1,474,409       1997              3-40
11861 100 Moffett                      Mountain View, CA          4,225,131         83,535       1997               40
12101 Ryan Ranch Office Lot 2          Monterey, CA               1,486,666              -       1997               40
12191 Concourse                        San Jose, CA             172,426,046      3,049,905       1998              2-40
12391 Skyprt Plaza                     San Jose, CA              56,888,030        581,369       1998               40
10011 Stender Way II                   Santa Clara, CA            2,128,095        617,253       1978              4-40
10041 Scott Blvd.                      Santa Clara, CA            2,543,456        664,248       1976              4-40
10101 Stender Way I                    Santa Clara, CA              848,177        306,973       1978             20-40
10111 Applied Materials I              Santa Clara, CA            2,010,883        969,418       1975             20-40
10121 Sunnyvale Business Center        Santa Clara, CA            1,462,502        383,981       1987              4-40
10161 Cupertino Business Center        Cupertino, CA              8,730,335      1,421,275       1985             32-40
10191 North American Van Lines         San Jose, CA               7,240,821      1,328,424       1988             10-40
10241 Applied Materials II             Santa Clara, CA            7,085,398      2,860,489       1979             16-40
10271 Aspect Building                  San Jose, CA               4,770,420        686,420       1989              6-40
10301 Cadillac Court                   Milpitas, CA               3,224,804        869,323       1991              5-40
10331 Ryan Ranch Industrial            Monterey, CA               1,944,407        485,256       1991              5-40
10371 Fremont Bayside                  Fremont, CA                4,239,183        753,751       1990              3-40
10421 Patrick Henry Drive              San Jose, CA               5,912,116      1,626,568       1991             12-40
10431 COG Warehouse                    Milpitas, CA               5,610,008        891,199       1992             11-40
10451 Okidata Distribution Center      Milpitas, CA               3,963,731        343,490       1993              4-40
10461 Pro Log                          Monterey, CA               2,270,893        229,010       1993             12-40
10571 Montague Industr. Center         Palo Alto, CA             12,629,493      4,436,980       1993              5-40
10761 2905-2909 Stender Way            Santa Clara, CA            1,777,245        230,640       1995              6-40
10781 Meier - Central South            Santa Clara, CA           10,049,435        777,310       1995              5-40
10791 Meier - Mountain View            Santa Clara, CA           19,614,910      1,389,235       1995              5-40
10801 Meier - Central North            Santa Clara, CA            6,544,357        460,725       1995               40
10811 Meier - Sunnyvale                Santa Clara, CA            1,306,576         91,406       1995               40
10871 Walsh & Lafayette Ind Park       Santa Clara, CA           12,545,428      1,055,825       1995              5-40
10881 Ridder Park                      San Jose, CA               8,250,165        554,547       1995             10-40
10901 Ryan Ranch - Lot 14B             Monterey, CA               1,318,311        136,479       1995              4-40
10911 Cadillac Court II                Milpitas, CA               2,679,683        333,288       1995              7-40
11231 Charcot Business Center          San Jose, CA              12,326,659        525,153       1996              5-40
11241 Airport Service Center           San Jose, CA               2,726,034        115,655       1996              5-40
11251 Dixon Landing North              Milpitas, CA               7,131,714        121,206       1996              5-40
11261 Kifer Road Industrial Park       Sunnyvale, CA             14,368,973        586,119       1996              4-40
11361 Ravendale at Central             Mountain View, CA          8,126,645        304,620       1996              5-40
11871 Oak Creek                        Milpitas, CA               8,136,245        165,851       1997               40
11911 SoCalifornia Circle II           Milpitas, CA              10,226,548        223,738       1997               40
12011 Borregas Avenue                  Sunnyvale, CA              3,139,907         73,913       1997             12-40
                                                            ------------------------------
                                       TOTAL                   $826,918,880    $89,899,194
                                                            ==============================

      SOUTHERN CALIFORNIA
10981 La Jolla Centre II               San Diego, CA            $16,711,190     $1,148,281       1995              4-40
10991 One Pacific Heights              San Diego, CA             11,570,463        668,502       1995              4-40
11011 Pacific Point                    San Diego, CA             12,770,253        918,702       1995              4-40
11061 Inwood Business Park             Irvine, CA                11,446,676        767,509       1995              3-40
11141 Carmel Valley Centre             San Diego, CA             14,283,754        842,152       1996              1-40
11171 Dove Street                      Newport Beach, CA          7,897,466        414,138       1996              2-40
11221 Fairchild Corporate Center       Irvine, CA                10,437,183        624,687       1996              3-40
11271 One Pacific Plaza                Huntington Beach, CA      10,194,997        452,782       1996              3-40
11321 Corona Corporate Center          Corona, CA                 3,741,754        156,653       1996              3-40

                            SPIEKER PROPERTIES, L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998



                                                                                           INITIAL COST
                                                                                  --------------------------------
                                                                 ENCUMBRANCES          LAND AND
            PROJECT                        LOCATION             AND LIENS (1)     LEASEHOLD INTEREST     BUILDINGS
------------------------------------------------------------------------------------------------------------------
11341 One Lakeshore Centre             Ontario, CA                65,395              3,899,948         15,321,532
11351 Pacific View Plaza               San Diego, CA                                  1,404,336          3,808,865
11381 La Place Court                   Carlsbad, CA                                   1,467,057          5,878,445
11391 Carmel View Office Plaza         San Diego, CA                                  1,426,649          5,706,594
11401 The City                         Orange, CA                                     5,586,737         22,370,476
11431 Centerpark Plaza Two             San Diego, CA                                    882,852          3,536,241
11451 Camino West                      Carlsbad, CA                                     980,334          3,921,333
11481 Brea Park Centre                 Brea, CA                                       3,525,337          9,558,103
11501 The City                         Orange County, CA                              1,309,617          5,300,831
11571 Pasadena Financial               Pasadena, CA                                   5,353,401         21,417,296
11581 Century Square                   Pasadena, CA                                   8,318,792         33,284,001
11591 Brea Corporate Plaza             Brea, CA                                       2,958,418          8,000,717
11641 McKesson Building                Pasadena, CA                                   5,159,033         13,949,317
11671 Arboretum Courtyard              Santa Monica, CA                               5,718,678         12,764,799
11691 Brea Place                       Brea, CA                                       5,254,525         14,206,679
11711 Sepulveda Center                 Los Angeles, CA                                5,046,469         20,186,465
11721 Brea Corporate Place             Brea, CA                                       2,388,158         41,631,215
11781 790 E Colorado Ave               Pasadena, CA                                   3,868,533         15,474,257
11791 Tower Seventeen                  Irvine, CA              2,488,732              4,006,406         36,058,314
11811 Noble Corporate Plaza            San Diego, CA                                  4,511,165         12,211,077
11821 Carlsbad Ranch                   Carlsbad, CA                                   3,873,656          6,463,269
11921 East Hills Office Park           Anaheim, CA                                    2,166,615          5,935,400
11931 Stadium Towers Plaza             Anaheim, CA                                    3,910,743         35,358,792
11971 Centerpoint Irvine I             Irvine, CA                                     1,292,562          3,494,706
12061 Park Plaza                       San Diego, CA                                  2,550,500          6,873,088
12071 La Jolla Centre I                La Jolla, CA                                   2,958,803         26,629,223
12131 Stadium Towers Land              Anaheim, CA                                    3,652,063            362,611
12141 East Hills Land                  Anaheim, CA                                    1,720,330                  -
12181 11999 San Vicente                Los Angeles, CA                                3,391,136          9,168,666
12251 City Tower                       Orange, CA                                     6,617,782         59,562,582
12261 City Plaza                       Orange, CA                                     5,526,355         22,105,420
12271 Marina Business Center Bldg 1    Marina Del Rey, CA                             7,731,927         20,904,840
12281 Marina Business Center Bldg 2-4  Marina Del Rey, CA                                     -                  -
12291 Cerritos Towne Center I-V        Cerritos, CA                                           -         54,197,825
12331 2600 Michelson                   Irvine, CA                                     5,800,810         52,282,800
12341 18581 Teller                     Irvine, CA                                     1,764,831          4,771,580
12351 Santa Monica Business Park A-L   Santa Monica, CA                                       -         94,067,662
12361 Santa Monica Business Park M-U   Santa Monica, CA                                       -                  -
12371 Santa Monica Business Pard SMA   Santa Monica, CA        8,711,647              4,710,231         12,735,067
12461 Allegiance Center                Ontario, CA                                    1,402,128          3,790,939
12501 Ontario Corporate Center         Ontario, CA                                    2,097,546          8,390,436
12521 Parkshore Plaza                  Folsom, CA                                     1,578,273          8,932,396
12551 Kline Center II                  Ontario, CA                                    1,328,829          3,579,153
12561 Parkshore Plaza Phase II         Folsom, CA                                     1,634,925            601,081
10071 Bakersfield Warehouse            Bakersfield, CA                                  519,900          1,623,282
11001 Carlsbad Airport Plaza           Carlsbad, CA                                   1,532,406          4,609,834
11191 Stadium Plaza                    Anaheim, CA                                    9,134,965         29,269,756
11211 Sorrento Vista                   San Diego, CA                                  2,745,889          6,100,721
11371 Centerpark Plaza One             San Diego, CA                                  1,367,014          5,474,682
11421 Centerpark Plaza Two             San Diego, CA                                  1,340,092          4,119,510
11491 Eastgate Technology Park         La Jolla, CA                                   5,870,873         16,771,052
11941 Pacific Corporate Park           San Diego, CA                                  2,757,590          8,601,592


                                                                                GROSS AMOUNT AT CLOSE OF PERIOD
                                                                -------------------------------------------------
                                                                 ADDITIONS          LAND          BUILDINGS AND
                                                                    AND         LAND IMP. AND        BUILDING
            PROJECT                        LOCATION             IMPROVEMENTS    LEASEHOLD INT.     IMPROVEMENTS
-------------------------------------------------------------- --------------------------------------------------
11341 One Lakeshore Centre             Ontario, CA                 521,032         3,899,948         15,758,209
11351 Pacific View Plaza               San Diego, CA               335,135         1,425,500          4,110,344
11381 La Place Court                   Carlsbad, CA                470,820         1,506,454          6,127,515
11391 Carmel View Office Plaza         San Diego, CA               169,475         1,426,649          5,860,361
11401 The City                         Orange, CA                3,971,304         5,586,737         24,681,037
11431 Centerpark Plaza Two             San Diego, CA                77,852           882,852          3,584,887
11451 Camino West                      Carlsbad, CA                 65,115           980,334          3,967,178
11481 Brea Park Centre                 Brea, CA                  1,036,995         3,525,337          9,932,885
11501 The City                         Orange County, CA         5,614,838         1,345,692         10,862,100
11571 Pasadena Financial               Pasadena, CA                 32,403         5,353,401         21,450,670
11581 Century Square                   Pasadena, CA                 49,114         8,318,792         33,286,002
11591 Brea Corporate Plaza             Brea, CA                    909,111         3,011,503          8,164,213
11641 McKesson Building                Pasadena, CA                121,852         5,159,033         13,949,317
11671 Arboretum Courtyard              Santa Monica, CA                  -         5,718,678                  -
11691 Brea Place                       Brea, CA                    428,302         5,254,525         14,326,082
11711 Sepulveda Center                 Los Angeles, CA             755,807         5,046,469         20,216,152
11721 Brea Corporate Place             Brea, CA                    298,388         2,388,158         41,108,760
11781 790 E Colorado Ave               Pasadena, CA                131,637         3,868,533         15,474,257
11791 Tower Seventeen                  Irvine, CA                  502,934         4,006,406         36,197,281
11811 Noble Corporate Plaza            San Diego, CA               104,550         4,511,165         12,281,957
11821 Carlsbad Ranch                   Carlsbad, CA                 54,567         3,873,656                  -
11921 East Hills Office Park           Anaheim, CA                  12,237         2,166,615          5,870,121
11931 Stadium Towers Plaza             Anaheim, CA                 840,813         3,910,743         35,196,106
11971 Centerpoint Irvine I             Irvine, CA                  109,364         1,292,562          3,494,706
12061 Park Plaza                       San Diego, CA               324,805         2,550,500          6,960,289
12071 La Jolla Centre I                La Jolla, CA                459,849         2,958,803         26,995,550
12131 Stadium Towers Land              Anaheim, CA                       -         3,652,063              1,025
12141 East Hills Land                  Anaheim, CA                       -         1,720,330                  -
12181 11999 San Vicente                Los Angeles, CA             346,825         3,391,136          9,168,666
12251 City Tower                       Orange, CA                  827,520         6,617,782         59,765,360
12261 City Plaza                       Orange, CA                4,482,747         5,526,355         22,421,413
12271 Marina Business Center Bldg 1    Marina Del Rey, CA           91,889         7,731,927         20,904,840
12281 Marina Business Center Bldg 2-4  Marina Del Rey, CA          619,001                 -                  -
12291 Cerritos Towne Center I-V        Cerritos, CA              5,360,482                 -         54,201,521
12331 2600 Michelson                   Irvine, CA                  445,032         5,800,810         52,282,800
12341 18581 Teller                     Irvine, CA                  255,949         1,764,831          4,771,580
12351 Santa Monica Business Park A-L   Santa Monica, CA            378,593                 -         94,067,662
12361 Santa Monica Business Park M-U   Santa Monica, CA            293,751                 -                  -
12371 Santa Monica Business Pard SMA   Santa Monica, CA            495,727         4,710,231         12,738,317
12461 Allegiance Center                Ontario, CA                 329,650         1,402,128          3,790,939
12501 Ontario Corporate Center         Ontario, CA                  38,181         2,097,546          8,390,436
12521 Parkshore Plaza                  Folsom, CA                1,373,418         1,578,273                 21
12551 Kline Center II                  Ontario, CA                   6,165         1,328,829          3,579,153
12561 Parkshore Plaza Phase II         Folsom, CA                        -         1,634,925                  -
10071 Bakersfield Warehouse            Bakersfield, CA           2,004,571         1,090,739          3,057,014
11001 Carlsbad Airport Plaza           Carlsbad, CA                128,728         1,532,406          4,732,138
11191 Stadium Plaza                    Anaheim, CA               2,104,186         9,134,965         31,134,952
11211 Sorrento Vista                   San Diego, CA               823,665         2,745,889          6,924,386
11371 Centerpark Plaza One             San Diego, CA               338,326         1,367,014          5,801,393
11421 Centerpark Plaza Two             San Diego, CA               144,528         1,340,092          4,264,038
11491 Eastgate Technology Park         La Jolla, CA              1,454,492         5,870,873                  -
11941 Pacific Corporate Park           San Diego, CA               169,692         2,818,139          8,707,050




                                                                                             CONSTRUCTION     DEPRECIABLE
                                                                             ACCUMULATED        AND/OR           LIVES
            PROJECT                        LOCATION                 TOTAL    DEPRECIATION     ACQUISITION       (YEARS)
-------------------------------------------------------------------------------------------------------------------------
11341 One Lakeshore Centre             Ontario, CA                19,658,157        875,163       1996              3-40
11351 Pacific View Plaza               San Diego, CA               5,535,843        258,668       1996              2-40
11381 La Place Court                   Carlsbad, CA                7,633,969        353,160       1997              4-30
11391 Carmel View Office Plaza         San Diego, CA               7,287,009        291,085       1997              3-40
11401 The City                         Orange, CA                 30,267,774      1,750,085       1996              5-40
11431 Centerpark Plaza Two             San Diego, CA               4,467,739        180,147       1997              3-40
11451 Camino West                      Carlsbad, CA                4,947,511        199,527       1997              3-40
11481 Brea Park Centre                 Brea, CA                   13,458,222        571,266       1997              3-40
11501 The City                         Orange County, CA          12,207,791        556,356       1996             10-40
11571 Pasadena Financial               Pasadena, CA               26,804,071        937,922       1997              5-40
11581 Century Square                   Pasadena, CA               41,604,795      1,456,376       1997             10-40
11591 Brea Corporate Plaza             Brea, CA                   11,175,716        358,683       1997              3-40
11641 McKesson Building                Pasadena, CA               19,108,350        552,161       1997              1-40
11671 Arboretum Courtyard              Santa Monica, CA            5,718,678              -       1997               40
11691 Brea Place                       Brea, CA                   19,580,607        516,098       1997              5-40
11711 Sepulveda Center                 Los Angeles, CA            25,262,621        680,828       1997              3-40
11721 Brea Corporate Place             Brea, CA                   43,496,918      1,464,560       1997             12-40
11781 790 E Colorado Ave               Pasadena, CA               19,342,790        515,760       1997               40
11791 Tower Seventeen                  Irvine, CA                 40,203,687      1,136,224       1997              3-40
11811 Noble Corporate Plaza            San Diego, CA              16,793,122        418,285       1997              3-40
11821 Carlsbad Ranch                   Carlsbad, CA                3,873,656              -       1997               40
11921 East Hills Office Park           Anaheim, CA                 8,036,735        161,607       1997              5-10
11931 Stadium Towers Plaza             Anaheim, CA                39,106,849        955,035       1997              3-40
11971 Centerpoint Irvine I             Irvine, CA                  4,787,268         95,390       1997              5-40
12061 Park Plaza                       San Diego, CA               9,510,788        210,069       1997              3-40
12071 La Jolla Centre I                La Jolla, CA               29,954,352        892,925       1997               40
12131 Stadium Towers Land              Anaheim, CA                 3,653,088              -       1997               40
12141 East Hills Land                  Anaheim, CA                 1,720,330              -       1997               40
12181 11999 San Vicente                Los Angeles, CA            12,559,802        248,294       1997              2-40
12251 City Tower                       Orange, CA                 66,383,142      1,391,787       1998              2-40
12261 City Plaza                       Orange, CA                 27,947,769        532,282       1998              3-40
12271 Marina Business Center Bldg 1    Marina Del Rey, CA         28,636,767        498,037       1998              1-40
12281 Marina Business Center Bldg 2-4  Marina Del Rey, CA                  -              -       1998              5-40
12291 Cerritos Towne Center I-V        Cerritos, CA               54,201,521        716,247       1998              5-40
12331 2600 Michelson                   Irvine, CA                 58,083,610        977,162       1998              3-40
12341 18581 Teller                     Irvine, CA                  6,536,411         89,467       1998               40
12351 Santa Monica Business Park A-L   Santa Monica, CA           94,067,662      2,136,331       1998              4-40
12361 Santa Monica Business Park M-U   Santa Monica, CA                    -              -       1998              5-9
12371 Santa Monica Business Pard SMA   Santa Monica, CA           17,448,547        286,123       1998              3-40
12461 Allegiance Center                Ontario, CA                 5,193,067         71,080       1998              2-40
12501 Ontario Corporate Center         Ontario, CA                10,487,982        174,801       1998              4-40
12521 Parkshore Plaza                  Folsom, CA                  1,578,295              -       1998              4-40
12551 Kline Center II                  Ontario, CA                 4,907,982         22,370       1998               40
12561 Parkshore Plaza Phase II         Folsom, CA                  1,634,925              -       1998               40
10071 Bakersfield Warehouse            Bakersfield, CA             4,147,753      1,137,920       1982             20-40
11001 Carlsbad Airport Plaza           Carlsbad, CA                6,264,544        420,273       1995              5-40
11191 Stadium Plaza                    Anaheim, CA                40,269,918      1,912,092       1996              3-40
11211 Sorrento Vista                   San Diego, CA               9,670,275        309,703       1996              3-40
11371 Centerpark Plaza One             San Diego, CA               7,168,407        321,352       1997              3-40
11421 Centerpark Plaza Two             San Diego, CA               5,604,131        256,714       1997              3-40
11491 Eastgate Technology Park         La Jolla, CA                5,870,873              -       1997              7-40
11941 Pacific Corporate Park           San Diego, CA              11,525,189        291,354       1997              2-40

                            SPIEKER PROPERTIES, L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998



                                                                                            INITIAL COST
                                                                                  --------------------------------
                                                                 ENCUMBRANCES          LAND AND
            PROJECT                        LOCATION             AND LIENS (1)     LEASEHOLD INTEREST     BUILDINGS
------------------------------------------------------------------------------------------------------------------
11951 Sorrento Tech I, II & III        San Diego, CA                                  2,686,323          7,270,872
11961 Westridge I                      San Diego, CA                                  1,712,464          4,630,094
12431 SoCalifornia Federal Land        Orange, CA                                       130,102                  -
12451 City South Land                  Orange, CA                                     1,117,832              1,750
12511 Carlsbad Centerpointe-Land       Carlsbad, CA                                   4,776,886            672,211
                                                            ------------------------------------------------------
                                       TOTAL                 $11,265,774           $195,292,393       $910,320,972
                                                            ======================================================

      PACIFIC NORTHWEST
20021 Federal Way Office               Fed Way, WA                                     $297,202           $765,990
20041 Bellevue Gtwy I                  Bellevue, WA                                   2,681,773          6,059,838
20051 Bellevue Gateway II              Bellevue, WA                                   1,201,588          4,859,552
20061 Main Street Office               Bellevue, WA               12,375              1,917,015          1,385,821
20181 North Creek Parkway Centre       Bothell, WA                                    6,104,971         16,506,048
20211 Bellefield Office Park           Bellevue, WA           12,410,003              6,573,539         29,775,354
20241 10700 Building                   Bellevue, WA                8,128                 24,384          4,668,923
20281 ABAM Building                    Federal Way, WA                                1,332,001          3,601,961
20311 Washington Park I & II           Federal Way, WA                                2,116,789          4,033,560
20341 Southgate Office
       Plaza I, II & III               Renton, WA                  9,382              4,972,280         26,037,740
20351 Plaza Center                     Bellevue, WA               54,504              8,118,890         72,519,863
20371 Gateway 405                      Bellevue, WA                                   1,328,676          3,590,766
40001 Key Financial Tower              Boise, ID                                        236,500          2,864,931
30091 5550 Macadam Office              Portland, OR                                     764,081          3,646,922
30111 River Forum                      Portland, OR                                   2,462,767         16,637,177
30121 Kruse Way                        Portland, OR                    -              2,785,451          7,911,320
30131 4004 S.W. Kruse Way Place        Lake Oswego, OR                 -                981,486          4,012,624
30171 4949 Meadows Building            Lake Oswego, OR           208,998              2,661,561         11,027,806
30191 Riverside Centre                 Portland, OR                                           -          9,291,612
30241 One Pacific Square               Portland, OR               26,721              3,612,427         32,258,089
30261 Kruseway Plaza I & II            Lake Oswego, OR                 -              4,140,680         11,195,672
30271 Kruse Woods                      Lake Oswego, OR            15,286             29,282,892         64,599,227
30281 4800 Meadows                     Lake Oswego, OR           104,785              1,766,115          7,953,618
30301 Benjamin Franklin Plaza          Portland, OR                                   5,009,308         45,084,342
20001 West Valley Business Ctr         Kent, WA                   47,625                681,200          2,124,967
20011 Cascade Comrce. Park             Kent, WA                   36,443              2,430,989          5,005,502
20031 Valley Freeway Bus. Center       Kent, WA                                       1,061,293          2,243,650
20071 Woodinville Corp. Center I       Woodinville, WA                                1,321,071          3,712,131
20081 Woodinville Corp. Center II      Woodinville, WA                                1,851,708          6,391,154
20111 Georgetown Center                Seattle, WA                                    4,274,197          4,165,405
20121 City Commerce Park               Seattle, WA                                    1,855,377          2,548,461
20151 Millcreek Distribution Ctr       Kent, WA                        -              2,541,162          7,738,028
20161 Sea-Tac Industrial Park          SeaTac, WA                                     1,953,528          5,538,926
20171 Valley Industrial Park           Kent, WA                   23,961              6,765,505         17,221,447
20221 Woodinville Corp Ctr             Woodinville, WA                                2,588,694          5,996,128
20231 Everett Industrial Center        Everett, WA                     -              1,863,532          5,585,864
20251 Everett 526                      Everett, WA                                    1,087,615          3,284,524
20261 Southcenter West Business Park   Tukwila, WA                                                       6,451,183
20271 Kirkland 118 Commerce Ctr        Kirkland, WA                                   1,195,205          2,827,215
20321 Redmond Heights Tech Center      Redmond, WA                32,760              3,136,545          9,256,994
40011 Cole Rd. Warehouse               Boise, ID                 290,220                103,617            416,506
30001 Park 217 I                       Portland, OR                                   1,359,958          2,346,881
30011 Park 217 Phase II                Portland, OR                                     490,845          1,762,678
30021 Park 217 Phase III               Portland, OR                                     101,555            601,310



                                                                               GROSS AMOUNT AT CLOSE OF PERIOD
                                                               -------------------------------------------------
                                                                ADDITIONS          LAND          BUILDINGS AND
                                                                   AND         LAND IMP. AND        BUILDING
            PROJECT                        LOCATION            IMPROVEMENTS    LEASEHOLD INT.     IMPROVEMENTS
------------------------------------------------------------- --------------------------------------------------
11951 Sorrento Tech I, II & III        San Diego, CA               15,860         2,686,323          7,263,117
11961 Westridge I                      San Diego, CA                   $0        $1,712,464         $4,630,094
12431 SoCalifornia Federal Land        Orange, CA                       -           130,102                  -
12451 City South Land                  Orange, CA                       -         1,117,832                  -
12511 Carlsbad Centerpointe-Land       Carlsbad, CA                     -         4,776,886                226
                                                            --------------------------------------------------
                                       TOTAL                  $44,697,146      $196,141,464       $880,616,324
                                                            ==================================================

      PACIFIC NORTHWEST
20021 Federal Way Office               Fed Way, WA               $182,405          $297,202           $948,395
20041 Bellevue Gtwy I                  Bellevue, WA             7,264,000         4,526,668         11,478,942
20051 Bellevue Gateway II              Bellevue, WA             2,665,096         1,867,498          6,848,534
20061 Main Street Office               Bellevue, WA               572,012         1,927,586          1,936,123
20181 North Creek Parkway Centre       Bothell, WA                386,831         6,129,225         16,900,024
20211 Bellefield Office Park           Bellevue, WA             8,730,799         7,697,616         37,067,981
20241 10700 Building                   Bellevue, WA               221,763            24,384          4,715,797
20281 ABAM Building                    Federal Way, WA            245,170         1,332,001          3,837,297
20311 Washington Park I & II           Federal Way, WA            255,372         2,116,789          4,087,120
20341 Southgate Office
       Plaza I, II & III               Renton, WA                 340,167         4,972,280         26,103,668
20351 Plaza Center                     Bellevue, WA             1,619,342         8,118,890         72,721,584
20371 Gateway 405                      Bellevue, WA                     -         1,328,676          3,590,766
40001 Key Financial Tower              Boise, ID                5,142,190           302,677          7,946,269
30091 5550 Macadam Office              Portland, OR               277,825           765,083          3,933,350
30111 River Forum                      Portland, OR             1,029,149         2,462,767         17,665,196
30121 Kruse Way                        Portland, OR             1,131,991         2,825,101          8,953,060
30131 4004 S.W. Kruse Way Place        Lake Oswego, OR          1,481,426         1,422,662          5,052,875
30171 4949 Meadows Building            Lake Oswego, OR          2,696,850         3,646,668         12,869,848
30191 Riverside Centre                 Portland, OR                88,514                 -          9,380,127
30241 One Pacific Square               Portland, OR               317,443         3,612,427         32,551,144
30261 Kruseway Plaza I & II            Lake Oswego, OR            355,033         4,140,680         11,478,546
30271 Kruse Woods                      Lake Oswego, OR          4,279,483        29,849,197         67,186,721
30281 4800 Meadows                     Lake Oswego, OR            278,021         1,766,115                  -
30301 Benjamin Franklin Plaza          Portland, OR             1,188,152         5,009,308         46,258,431
20001 West Valley Business Ctr         Kent, WA                 2,326,083         1,286,458          3,762,664
20011 Cascade Comrce. Park             Kent, WA                 1,733,661         3,129,620          6,045,827
20031 Valley Freeway Bus. Center       Kent, WA                   243,262         1,262,572          2,285,633
20071 Woodinville Corp. Center I       Woodinville, WA            505,971         1,740,944          3,803,578
20081 Woodinville Corp. Center II      Woodinville, WA          2,882,949         4,258,675          6,867,137
20111 Georgetown Center                Seattle, WA                555,602         4,517,411          4,474,248
20121 City Commerce Park               Seattle, WA              1,390,407         2,218,399          3,575,846
20151 Millcreek Distribution Ctr       Kent, WA                   167,040         2,541,162          7,902,498
20161 Sea-Tac Industrial Park          SeaTac, WA                  70,634         1,953,528          5,609,560
20171 Valley Industrial Park           Kent, WA                   929,941         6,981,280         17,755,964
20221 Woodinville Corp Ctr             Woodinville, WA          3,625,747         4,160,957          8,049,613
20231 Everett Industrial Center        Everett, WA                666,675         1,863,532          6,252,530
20251 Everett 526                      Everett, WA                 15,046         1,087,615          3,299,569
20261 Southcenter West Business Park   Tukwila, WA                163,221                 -          6,589,725
20271 Kirkland 118 Commerce Ctr        Kirkland, WA             2,138,077         2,299,292          3,861,180
20321 Redmond Heights Tech Center      Redmond, WA                113,857         3,174,399          9,332,997
40011 Cole Rd. Warehouse               Boise, ID                  330,616           114,465            736,274
30001 Park 217 I                       Portland, OR             3,672,759         2,483,105          4,885,166
30011 Park 217 Phase II                Portland, OR             1,500,008           780,261          2,973,270
30021 Park 217 Phase III               Portland, OR               216,628           132,615            771,904







                                                                                            CONSTRUCTION     DEPRECIABLE
                                                                            ACCUMULATED        AND/OR           LIVES
            PROJECT                        LOCATION                TOTAL    DEPRECIATION     ACQUISITION       (YEARS)
------------------------------------------------------------------------------------------------------------------------
11951 Sorrento Tech I, II & III        San Diego, CA              9,949,440        197,451       1997               40
11961 Westridge I                      San Diego, CA             $6,342,558       $126,140       1997               40
12431 SoCalifornia Federal Land        Orange, CA                   130,102              -       1998               40
12451 City South Land                  Orange, CA                 1,117,832              -       1998               40
12511 Carlsbad Centerpointe-Land       Carlsbad, CA               4,777,112              -       1998               40
                                                            ------------------------------
                                       TOTAL                 $1,076,757,788    $33,497,765
                                                            ==============================

      PACIFIC NORTHWEST
20021 Federal Way Office               Fed Way, WA               $1,245,597       $234,331       1989             20-40
20041 Bellevue Gtwy I                  Bellevue, WA              16,005,611      3,380,704       1985              2-40
20051 Bellevue Gateway II              Bellevue, WA               8,716,033      1,784,725       1988              3-40
20061 Main Street Office               Bellevue, WA               3,863,709        499,193       1990              2-40
20181 North Creek Parkway Centre       Bothell, WA               23,029,249        848,818       1997              5-40
20211 Bellefield Office Park           Bellevue, WA              44,765,597      2,916,132       1995              3-40
20241 10700 Building                   Bellevue, WA               4,740,181        401,068       1996              5-40
20281 ABAM Building                    Federal Way, WA            5,169,298         99,874       1997              7-40
20311 Washington Park I & II           Federal Way, WA            6,203,910        136,785       1997              6-40
20341 Southgate Office
       Plaza I, II & III               Renton, WA                31,075,948        813,891       1997               40
20351 Plaza Center                     Bellevue, WA              80,840,475      2,130,448       1997              3-40
20371 Gateway 405                      Bellevue, WA               4,919,442          7,481       1997               40
40001 Key Financial Tower              Boise, ID                  8,248,946      2,943,233       1977              5-40
30091 5550 Macadam Office              Portland, OR               4,698,433        979,604       1990              3-40
30111 River Forum                      Portland, OR              20,127,963      2,255,217       1994              5-40
30121 Kruse Way                        Portland, OR              11,778,161      1,029,134       1994              5-40
30131 4004 S.W. Kruse Way Place        Lake Oswego, OR            6,475,536        866,876       1995              3-40
30171 4949 Meadows Building            Lake Oswego, OR           16,516,515        604,067       1996              5-40
30191 Riverside Centre                 Portland, OR               9,380,127        432,270       1997              5-40
30241 One Pacific Square               Portland, OR              36,163,570        893,827       1997              1-40
30261 Kruseway Plaza I & II            Lake Oswego, OR           15,619,226        335,490       1997              4-40
30271 Kruse Woods                      Lake Oswego, OR           97,035,918      1,689,652       1997              1-40
30281 4800 Meadows                     Lake Oswego, OR            1,766,115              -       1997              5-40
30301 Benjamin Franklin Plaza          Portland, OR              51,267,739        761,692       1998              3-40
20001 West Valley Business Ctr         Kent, WA                   5,049,122      1,495,232       1980             20-40
20011 Cascade Comrce. Park             Kent, WA                   9,175,447      1,448,041       1989              5-40
20031 Valley Freeway Bus. Center       Kent, WA                   3,548,205        576,680       1990              7-40
20071 Woodinville Corp. Center I       Woodinville, WA            5,544,522      1,192,763       1988              3-40
20081 Woodinville Corp. Center II      Woodinville, WA           11,125,812      1,970,737       1991              4-40
20111 Georgetown Center                Seattle, WA                8,991,659      1,404,857       1984              5-40
20121 City Commerce Park               Seattle, WA                5,794,244      1,018,487       1988              5-40
20151 Millcreek Distribution Ctr       Kent, WA                  10,443,661        883,085       1994              5-40
20161 Sea-Tac Industrial Park          SeaTac, WA                 7,563,088        598,906       1994              4-40
20171 Valley Industrial Park           Kent, WA                  24,737,244      1,967,727       1994              3-40
20221 Woodinville Corp Ctr             Woodinville, WA           12,210,570      1,261,609       1995              5-40
20231 Everett Industrial Center        Everett, WA                8,116,062        450,510       1996             12-40
20251 Everett 526                      Everett, WA                4,387,184        214,366       1996             12-40
20261 Southcenter West Business Park   Tukwila, WA                6,589,725        330,811       1997              2-40
20271 Kirkland 118 Commerce Ctr        Kirkland, WA               6,160,472        135,739       1997              4-40
20321 Redmond Heights Tech Center      Redmond, WA               12,507,396        310,072       1997              1-40
40011 Cole Rd. Warehouse               Boise, ID                    850,739        265,587       1976              6-40
30001 Park 217 I                       Portland, OR               7,368,272      1,918,460       1980              5-40
30011 Park 217 Phase II                Portland, OR               3,753,531      1,119,871       1981             10-40
30021 Park 217 Phase III               Portland, OR                 904,519        390,157       1981              5-40

                            SPIEKER PROPERTIES, L.P.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998



                                                                                           INITIAL COST
                                                                                  --------------------------------
                                                                 ENCUMBRANCES          LAND AND
            PROJECT                        LOCATION             AND LIENS (1)     LEASEHOLD INTEREST     BUILDINGS
------------------------------------------------------------------------------------------------------------------
30041 Swan Island                      Portland, OR              823,039                290,504            758,714
30051 Columbia Commerce Park           Portland, OR                                   1,939,782          6,606,003
30071 Nelson Business Center I&II      Tigard, OR                 23,732              3,454,590          5,905,233
30081 SW Commerce Ctr.                 Portland, OR                                     499,146          1,390,426
30101 Columbia IV                      Portland, OR               55,468                889,345          4,430,444
30141 Marine Dr Distribution  Ctr      Portland, OR                                   1,166,743          3,509,787
30151 Marine Drive Dist. Ctr II        Portland, OR                                     622,307          1,958,595
30161 Airport Way Commerce Park        Portland, OR              423,037              2,134,252          3,791,017
30181 Marine Drive Dist. Ctr III       Portland, OR                                   1,760,241          4,444,965
30201 158th Commerce Park              Portland, OR              191,190              2,871,441          7,384,928
30211 Nimbus Corp. Ctr                 Beaverton, OR              91,103             17,726,282         52,792,538
30221 Parkway Industrial               Wilsonville, OR                                1,878,731          5,619,196
30231 Kelley Point Distribution Ctr    Portland, OR                                   4,108,593         12,325,778
30251 Wilsonville                      Wilsonville, OR            66,677             10,384,072         19,747,622
30311 181st Commerce Park              Gresham, Or                                    7,582,642            183,357
30291 Kruse Oaks-Land                  Lake Oswego, OR                               13,218,483          1,014,203
                                                            ------------------------------------------------------
                                       TOTAL                 $14,955,437           $197,563,123       $617,370,518
                                                            ======================================================

                                       GRAND TOTAL          $116,442,210           $859,006,771     $2,902,683,865
                                                            ======================================================


                                                                              GROSS AMOUNT AT CLOSE OF PERIOD
                                                              -------------------------------------------------
                                                               ADDITIONS          LAND          BUILDINGS AND
                                                                  AND         LAND IMP. AND        BUILDING
            PROJECT                        LOCATION           IMPROVEMENTS    LEASEHOLD INT.     IMPROVEMENTS
----------------------------------------------------------   --------------------------------------------------
30041 Swan Island                      Portland, OR              452,115           369,011          1,132,321
30051 Columbia Commerce Park           Portland, OR            2,415,648         2,527,306          8,379,959
30071 Nelson Business Center I&II      Tigard, OR              4,204,250         4,944,462          8,641,217
30081 SW Commerce Ctr.                 Portland, OR              804,796           707,816          1,989,916
30101 Columbia IV                      Portland, OR               37,876           889,345          4,468,320
30141 Marine Dr Distribution  Ctr      Portland, OR            1,519,766         1,870,511          4,325,785
30151 Marine Drive Dist. Ctr II        Portland, OR              508,085         1,117,248          1,971,739
30161 Airport Way Commerce Park        Portland, OR            2,321,247         3,187,202          5,054,362
30181 Marine Drive Dist. Ctr III       Portland, OR            1,926,941         2,862,229          5,269,918
30201 158th Commerce Park              Portland, OR            4,360,752         5,298,199          9,318,001
30211 Nimbus Corp. Ctr                 Beaverton, OR           1,783,551        17,732,570         54,506,985
30221 Parkway Industrial               Wilsonville, OR            46,336         1,878,731          5,665,532
30231 Kelley Point Distribution Ctr    Portland, OR              614,223         4,108,593         12,940,000
30251 Wilsonville                      Wilsonville, OR           418,437        10,398,044         20,148,193
30311 181st Commerce Park              Gresham, Or                     -         7,582,642                  -
30291 Kruse Oaks-Land                  Lake Oswego, OR                 -        13,218,483                318
                                                          ---------------------------------------------------
                                       TOTAL                 $85,411,238      $220,820,179       $666,159,546
                                                          ===================================================

                                       GRAND TOTAL          $316,608,024      $902,199,860     $2,924,290,366
                                                          ===================================================





                                                                                           CONSTRUCTION     DEPRECIABLE
                                                                           ACCUMULATED        AND/OR           LIVES
            PROJECT                        LOCATION               TOTAL    DEPRECIATION     ACQUISITION       (YEARS)
-----------------------------------------------------------------------------------------------------------------------
30041 Swan Island                      Portland, OR              1,501,333        452,896       1978              5-40
30051 Columbia Commerce Park           Portland, OR             10,907,265      2,066,942       1988              3-40
30071 Nelson Business Center I&II      Tigard, OR               13,585,678      1,882,075       1990              3-40
30081 SW Commerce Ctr.                 Portland, OR              2,697,732        592,543       1989              5-40
30101 Columbia IV                      Portland, OR              5,357,664        524,374       1994               40
30141 Marine Dr Distribution  Ctr      Portland, OR              6,196,296        691,222       1995              5-40
30151 Marine Drive Dist. Ctr II        Portland, OR              3,088,987        154,017       1996              5-40
30161 Airport Way Commerce Park        Portland, OR              8,241,563        667,153       1996              3-40
30181 Marine Drive Dist. Ctr III       Portland, OR              8,132,147        342,105       1996              4-40
30201 158th Commerce Park              Portland, OR             14,616,199        307,669       1997              2-40
30211 Nimbus Corp. Ctr                 Beaverton, OR            72,239,555      2,056,285       1997              4-40
30221 Parkway Industrial               Wilsonville, OR           7,544,263        201,343       1997             12-40
30231 Kelley Point Distribution Ctr    Portland, OR             17,048,593        465,953       1997              3-40
30251 Wilsonville                      Wilsonville, OR          30,546,237        606,773       1997              5-40
30311 181st Commerce Park              Gresham, Or               7,582,642              -       1998               40
30291 Kruse Oaks-Land                  Lake Oswego, OR          13,218,801              -       1998               40
                                                           ------------------------------
                                       TOTAL                  $886,979,725    $56,009,558
                                                           ==============================

                                       GRAND TOTAL          $3,826,490,225   $240,778,697
                                                           ==============================

16. REAL ESTATE AND ACCUMULATED DEPRECIATION

A summary of activity for real estate and accumulated depreciation is as follows (in thousands):


                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                 1998             1997             1996
                                              -----------      -----------      -----------
     REAL ESTATE:
        Balance at beginning of year          $ 2,943,711      $ 1,315,060      $ 1,098,871
          Acquisition of properties and
            limited partners' interests         1,141,633        1,526,012          340,298
          Improvements                            102,308          127,889           67,537
          Cost of real estate disposed of         (18,549)         (15,804)         (42,206)
          Property held for disposition           (75,556)          (6,250)        (133,971)
          Disposition of and write-off of
            fully depreciated property            (11,347)          (3,196)         (15,469)
                                              -----------      -----------      -----------
        Balance at end of year                $ 4,082,200      $ 2,943,711      $ 1,315,060
                                              ===========      ===========      ===========

     ACCUMULATED DEPRECIATION:
        Balance at beginning of year          $   169,051      $   127,701      $   124,612
          Depreciation expense                     87,638           48,536           33,487
          Disposal of property                     (2,152)          (3,834)          (3,102)
          Property held for disposition            (2,412)            (156)         (11,827)
          Disposition of and write-off of
            fully depreciated property            (11,347)          (3,196)         (15,469)
                                              -----------      -----------      -----------
        Balance at end of year                $   240,778      $   169,051      $   127,701
                                              ===========      ===========      ===========



The aggregate cost for federal income tax purposes of real estate as of December 31, 1998, was $3,759,241.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SPIEKER PROPERTIES, L.P.
                                   (Registrant)

Dated:  March 30, 1999            /s/  Warren E. Spieker, Jr
      -------------------          -------------------------------------------
                                   Warren E. Spieker, Jr.
                                   Chairman of the Board, Director and Chief
                                   Executive Officer


Dated:  March 30, 1999             /s/ Dennis E. Singleton
      -------------------          ------------------------------------------
                                   Dennis E. Singleton
                                   Vice Chairman of the Board


Dated:  March 30, 1999             /s/ John K. French
      -------------------          -------------------------------------------
                                   John K. French
                                   Director, Executive Vice President and Chief
                                   Operating Officer


Dated:  March 30, 1999             /s/ John A. Foster
      -------------------          -------------------------------------------
                                   John A. Foster
                                   Executive Vice President and Chief Investment
                                   Officer


Dated:  March 30, 1999             /s/ Craig G. Vought
      -------------------          -------------------------------------------
                                   Craig G. Vought
                                   Executive Vice President and Chief Financial
                                   Officer


Dated:  March 30, 1999             /s/ Harold M. Messmer
      -------------------          -------------------------------------------
                                   Harold M. Messmer
                                   Director


Dated:  March 30, 1999             /s/ Elke Strunka
      -------------------          -------------------------------------------
                                   Elke Strunka
                                   Vice President and Principal Accounting
                                   Officer

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California on the 25th day of March, 1999.

                                        SPIEKER PROPERTIES, L.P.



                                        By: /s/ Elke Strunka
                                           -------------------------------------
                                           Elke Strunka
                                           Vice President and Principal
                                           Accounting Officer

                                 EXHIBIT INDEX



  NO.                                   DESCRIPTION                                          PAGE
------                                  -----------                                          ----
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

3.8            Articles Supplementary of Spieker Properties, Inc. for the Series
               D Preferred Stock

3.9            Articles Supplementary of Spieker Properties, Inc. for the Series
               E Preferred Stock (incorporated by reference to Exhibit 3.1 to
               Spieker Properties, Inc.'s Report on Form 8-K dated June 4, 1998)

3.10           Rights Agreement, which includes as Exhibit A the Form of Rights
               Certificate and Election to Exercise and as Exhibit B the Form of
               Articles Supplementary (incorporated by reference to Exhibit 4 to
               Spieker Properties, Inc.'s Report on Form 8-K dated September 22,
               1998)

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

4.17           Eighth Supplemental Indenture relating to the 7.125% Notes Due
               2009 (incorporated by reference to Exhibit 4.9 of Spieker
               Properties, Inc.'s Registration statement on Form S-3 (File No.
               333-35997))

                                 EXHIBIT INDEX



  NO.                                   DESCRIPTION                                          PAGE
------                                  -----------                                          ----
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

10.1           Second Amended and Restated Agreement of Limited Partnership of
               Spieker Properties, L.P.

10.2           First Amendment to Second Amended and Restated Agreement of
               Limited Partnership of Spieker Properties, L.P.

10.3           Credit Agreement among Spieker Properties, L.P., as borrower,
               Wells Fargo Bank, as Agent, Morgan Guaranty Trust Company of New
               York, as Documentation Agent, and the lenders named therein, dated as of August 8, 1997, and Loan Notes pursuant to such Credit Agreement (incorporated by reference to Exhibit 10.16 to
               Spieker Properties, Inc.'s Current Report on Form 8-K dated
               September 22, 1997)

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

10.12          Second Amendment to Second Amended and Restated Agreement of
               United Partnership of Spieker Properties, L.P. (incorporated by reference to Exhibit 3.1 to Spieker Properties, L.P.'s Report on
               Form-Q/A for the quarterly period ended June 30, 1998)

10.13          Third Amendment to Second Amended and Restated Agreement to
               Limited Partnership of Spieker Properties, L.P.

12.1           Schedule of Computation of Ratio of Earnings to Combined Fixed
               Charges and Preferred Dividends

21.1           List of Subsidiaries of Spieker Properties, Inc.

23.1           Consent of Independent Public Accountants

27.1           Article 5 Financial Data Schedule (Edgar Filing Only)


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