Form 10-Q
period 1999-03-31
SPIEKER PROPERTIES L P
filed 1999-05-13
CIK 1002575

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                              OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


                       COMMISSION FILE NUMBER 33-98372-01


                            SPIEKER PROPERTIES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 CALIFORNIA                                     94-3188774
----------------------------------------------             ---------------------
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)


        2180 SAND HILL ROAD, MENLO PARK, CA                        94025
--------------------------------------------------         ---------------------
     (Address of principal executive offices)                   (Zip code)


                                 (650) 854-5600
                            ------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X].   No [ ].



Page 1 of 22
Exhibit Index is located on Page 21.

                            SPIEKER PROPERTIES, L.P.

              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION                                                       Page No.
   Item 1. Financial Statements (unaudited) .........................................      3

           Consolidated Balance Sheets as of March 31, 1999, and December 31, 1998 ..      4
           Consolidated Statements of Operations for the Three Months Ended
             March 31, 1999 and 1998 ................................................      6
           Consolidated Statement of Partners' Capital for the Three Months Ended
             March 31, 1999 .........................................................      7
           Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 1999 and 1998 ................................................      8
           Notes to Consolidated Financial Statements ...............................      9

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations ...............................................................     16

   Item 3. Quantitative and Qualitative Disclosures About Market Risk ...............     21

PART II.   OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K .........................................     21
   Signatures .......................................................................     22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Attached are the following unaudited financial statements of Spieker Properties, L.P. (the "Operating Partnership"):

     (i)   Consolidated Balance Sheets as of March 31, 1999, and December 31,
           1998

     (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 1998

     (iii) Consolidated Statement of Partners' Capital for the Three Months Ended March 31, 1999

     (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998

     (v)   Notes to Consolidated Financial Statements

The financial statements referred to above should be read in conjunction with the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

                            SPIEKER PROPERTIES, L.P.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999, AND DECEMBER 31, 1998
                        (unaudited, dollars in thousands)

                                     ASSETS


                                                                     March 31,        December 31,
                                                                       1999              1998
                                                                    -----------       -----------
INVESTMENTS IN REAL ESTATE
  Land, land improvements and leasehold interests                   $   810,156       $   770,670
  Buildings and improvements                                          2,998,750         2,924,290
  Construction in progress                                              269,067           255,710
                                                                    -----------       -----------
                                                                      4,077,973         3,950,670
  Less - accumulated depreciation                                      (262,581)         (240,778)
                                                                    -----------       -----------
                                                                      3,815,392         3,709,892
                                                                    -----------       -----------
  Land held for investment                                              109,450           131,530
  Investment in mortgages                                                28,069            28,069
  Property held for disposition, net                                     36,254            72,537
                                                                    -----------       -----------

     Net investments in real estate                                   3,989,165         3,942,028

CASH AND CASH EQUIVALENTS                                                19,628             4,916

ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts of
  $1,220 as of March 31, 1999 and $894 at December 31, 1998               5,473             9,416

DEFERRED RENT RECEIVABLE                                                 15,294            12,746

RECEIVABLE FROM AFFILIATES                                                  184               183

DEFERRED FINANCING AND LEASING COSTS, net of accumulated
  amortization of $16,165 as of March 31, 1999 and $14,539 at
  December 31, 1998                                                      46,445            44,607

FURNITURE, FIXTURES AND EQUIPMENT, net                                    4,582             4,495

PREPAID EXPENSES, DEPOSITS ON PROPERTIES AND OTHER ASSETS                17,974            17,616

INVESTMENT IN AFFILIATE                                                  20,479            20,863
                                                                    -----------       -----------
                                                                    $ 4,119,224       $ 4,056,870
                                                                    ===========       ===========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999, AND DECEMBER 31, 1998
                        (unaudited, dollars in thousands)

                        LIABILITIES AND PARTNERS' CAPITAL


                                                                        March 31,      December 31,
                                                                          1999             1998
                                                                        ----------     ------------
DEBT
  Unsecured notes                                                       $1,436,500      $1,436,500
  Unsecured short-term borrowings                                          355,000         300,000
  Mortgage loans                                                           110,171         110,698
                                                                        ----------      ----------
     Total debt                                                          1,901,671       1,847,198
                                                                        ----------      ----------

ASSESSMENT BONDS PAYABLE                                                    11,196          11,339
ACCOUNTS PAYABLE                                                            16,130          24,938
ACCRUED REAL ESTATE TAXES                                                   12,763           2,251
ACCRUED INTEREST                                                            32,472          25,263
UNEARNED RENTAL INCOME                                                      20,400          22,635
PARTNER DISTRIBUTIONS PAYABLE                                               48,871          44,728
OTHER ACCRUED EXPENSES AND LIABILITIES                                      55,263          56,704
                                                                        ----------      ----------
  Total liabilities                                                      2,098,766       2,035,056
                                                                        ----------      ----------

PARTNERS' CAPITAL
  General Partners, including a liquidation preference of $381,250
   as of March 31, 1999 and $281,250 for 1998                            1,723,845       1,723,462
  Limited Partners                                                         296,613         298,352
                                                                        ----------      ----------
  Total Partners' Capital                                                2,020,458       2,021,814
                                                                        ----------      ----------

                                                                        $4,119,224      $4,056,870
                                                                        ==========      ==========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
             (unaudited, dollars in thousands, except unit amounts)


                                                                Three Months Ended
                                                                     March 31,
                                                             -------------------------
                                                               1999            1998
                                                             ---------       ---------
REVENUES
  Rental income                                              $ 149,214       $ 117,637
  Interest and other income                                      1,434           7,670
                                                             ---------       ---------
                                                               150,648         125,307
                                                             ---------       ---------
OPERATING EXPENSES
  Rental expenses                                               31,641          24,389
  Real estate taxes                                             11,554           9,300
  Interest expense, including amortization of finance           28,805          29,267
   costs
  Depreciation and amortization                                 25,404          19,586
  General and administrative and other expenses                  5,650           4,822
                                                             ---------       ---------
                                                               103,054          87,364
                                                             ---------       ---------
  Income from operations before disposition of property         47,594          37,943
                                                             ---------       ---------

GAIN ON DISPOSITION OF PROPERTY                                  5,166           9,026
                                                             ---------       ---------

  Income from operations before minority interests              52,760          46,969
                                                             ---------       ---------
  Net income                                                    52,760          46,969
                                                             ---------       ---------

Preferred Operating Partnership Unit Distributions              (2,527)         (1,266)
                                                             ---------       ---------
Preferred Dividends
  Series A Preferred Stock                                        (744)           (695)
  Series B Preferred Stock                                      (2,510)         (2,510)
  Series C Preferred Stock                                      (2,953)         (2,953)
  Series E Preferred Stock                                      (2,000)             --
                                                             ---------       ---------

Net income available to general and limited partners         $  42,026       $  39,545
                                                             =========       =========

General Partner                                              $  36,857       $  35,069
                                                             ---------       ---------
Limited Partners                                                 5,169           4,476
                                                             ---------       ---------
  Total                                                      $  42,026       $  39,545
                                                             =========       =========

NET INCOME PER COMMON OPERATING PARTNERSHIP UNIT
  Basic earnings per unit                                    $     .58       $     .58
                                                             =========       =========
  Diluted earnings per unit                                  $     .58       $     .58
                                                             =========       =========

DISTRIBUTIONS PER COMMON OPERATING PARTNERSHIP UNIT
  General Partner                                            $     .61       $     .58
                                                             =========       =========
  Limited Partners                                           $     .61       $     .57
                                                             =========       =========



        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
               (unaudited, dollars in thousands, except unit data)


                                                 General           Limited           General           Limited
                                              Partner Units     Partner Units        Partner           Partners           Total
                                              -------------     -------------      -----------       -----------       -----------
BALANCE AT DECEMBER 31, 1998                     63,092,929        8,902,915       $ 1,723,462       $   298,352       $ 2,021,814
 Conversion of Operating Partnership Units
   to Common Stock                                   32,000          (32,000)                                                   --
 Conversion of Operating Partnership
   Units - Employee Stock Incentive Pool                                                  (751)              751                --
 Restricted Stock Grant                              99,820                                                                     --
 Exercise of stock options                           14,200                                319                                 319
 Amortization of deferred compensation                                                     336                                 336
 Allocation of Operating Partnership                                                     3,666            (3,666)               --
 interest
 Partner distributions                                                                 (48,230)           (6,541)          (54,771)
 Net income                                                                             45,043             7,717            52,760
                                                -----------      -----------       -----------       -----------       -----------

BALANCE AT MARCH 31, 1999                        63,238,949        8,870,915       $ 1,723,845       $   296,613       $ 2,020,458
                                                ===========      ===========       ===========       ===========       ===========


        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                        (unaudited, dollars in thousands)


                                                                           Three Months Ended
                                                                                March 31,
                                                                       -------------------------
                                                                         1999            1998
                                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $  52,760       $  46,969
  Adjustments to reconcile net income to net cash provided by operating activities-
  Depreciation and amortization                                           25,404          19,586
  Amortization of discount and deferred financing costs                      599             519
  Non-cash compensation                                                      246              21
  Gain on disposition of property                                         (5,166)         (9,026)
  Increase (decrease) in accounts receivable and other assets                807          (1,947)
  Increase in receivable from related parties                                 (1)           (349)
  Decrease in assessment bonds payable                                      (226)           (236)
  (Decrease) increase in accounts payable, accrued expenses and          (10,775)         14,413
   other liabilities
  Increase in accrued real estate taxes                                   10,512           6,324
  Increase in accrued interest                                             7,209           9,962
                                                                       ---------       ---------
     Net cash provided by operating activities                            81,369          86,236
                                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties                                               (106,943)       (572,021)
  (Additions) reductions to deposits on properties, net                     (175)         23,029
  Additions to investment in mortgages                                        --         (11,610)
  Additions to leasing costs                                              (4,269)         (3,476)
  Proceeds from disposition of property                                   41,268          40,257
  Proceeds from investment in mortgages                                       --          26,462
  Proceeds from investment in affiliate                                      384           5,174
                                                                       ---------       ---------
     Net cash used for investing activities                              (69,735)       (492,185)
                                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt                                                      65,000         765,500
  Payments on debt                                                       (10,527)       (368,483)
  Payments of financing fees                                                  --          (2,690)
  Payments of distributions                                              (51,714)        (44,612)
  Capital contributions - stock offerings                                     --          52,183
  Capital contributions - stock options exercised                            319           2,465
                                                                       ---------       ---------
     Net cash provided by financing activities                             3,078         404,363
                                                                       ---------       ---------
     Net increase (decrease) in cash and cash equivalents                 14,712          (1,586)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           4,916          22,628
                                                                       ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  19,628       $  21,042
                                                                       =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for interest                                               $  26,003       $  21,759

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Debt assumed in relation to property acquisitions                             --          23,514
Units issued in connection with property acquisitions                         --          22,230
Increase to land and assessment bonds payable                                 82              --
Write-off of fully depreciated property                                    1,451           1,988
Write-off of fully amortized deferred financing and leasing costs            281           1,337
Conversion of operating partnership units to Common Stock with resulting reduction in Limited Partner's interest and
    increase in General Partner's interest                                   751              --



        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 and 1998
          (unaudited, dollars in thousands, except share and unit data)

1.      ORGANIZATION AND BASIS OF PRESENTATION

Spieker Properties, L.P. (the "Operating Partnership"), a California limited partnership, was formed on November 10, 1993 and commenced operations on November 19, 1993, when Spieker Properties, Inc. (the "Company"), the general partner in the Operating Partnership, completed its initial public offering ("IPO") on November 18, 1993. As of March 31, 1999, the Company owned an approximate 87.8% general and limited partnership interest in the Operating Partnership. The Operating Partnership specializes in the acquisition, development, management and leasing of office and industrial properties in California and Washington, Oregon and Idaho (the "Pacific Northwest"). Substantially all of the business activities of the Company are conducted through the Operating Partnership.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The Operating Partnership's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of March 31, 1999, and December 31, 1998, and its consolidated results of operations and cash flows for the three months ended March 31, 1999 and 1998. The Operating Partnership's investment in Spieker Northwest, Inc. (an unconsolidated Preferred Stock subsidiary) and its investment in Spieker Griffin/W9 Associates, LLC are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

The interim results for the three months ended March 31, 1999 and 1998, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Operating Partnership on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of March 31, 1999, and December 31, 1998, none of the carrying values of the properties exceeded their estimated fair values. As of March 31, 1999, and December 31, 1998, the properties are located primarily in California and the Pacific Northwest. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn where these properties are located.

The Operating Partnership owns mortgage loans that are secured by real estate. Certain loans are with an affiliate of the Operating Partnership (see note 4). The Operating Partnership assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of March 31, 1999, the estimated fair value of the underlying real estate was in excess of the Operating Partnership's book value of the mortgage loans.

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

Interest and Other Income

Interest and other income includes interest income on cash, cash equivalents, and investments in mortgages and management fee income.

Net Income Per Unit

Per unit amounts for the Operating Partnership are computed using the weighted average units outstanding during the period. Additionally, earnings used in the calculation are reduced by dividends owed to Series A, B, C and E preferred unit holders. The diluted weighted average units outstanding include the dilutive effect of stock options and the conversion of Preferred A. The computation of the diluted earnings per unit for the quarters ended March 31, 1999 and 1998 does not include WCB Preferred units due to their antidilutive effect. The basic and diluted weighted average general partner units and limited partners' units outstanding for the three months ended March 31, 1999 and 1998, are as follows:

                           Basic Weighted Average      Basic Weighted Average
                            General Partner Units      Limited Partner Units
                           ----------------------      ----------------------
Three months ended:
  March 31, 1999                 63,223,217                    8,870,915
  March 31, 1998                 60,002,677                    7,651,281

                          Diluted Weighted Average    Diluted Weighted Average
                           General Partner Units       Limited Partner Units
                          ------------------------    ------------------------
Three months ended:
  March 31, 1999                 65,048,670                    8,870,915
  March 31, 1998                 62,151,189                    7,651,281

Reclassifications

Certain items in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

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

3.      ACQUISITIONS AND DISPOSITIONS

The Operating Partnership acquired the following properties (the "1999 Acquisitions") during the three months ended March 31, 1999:

                                                   Property     Total Rentable   Initial
  Project Name                Location              Type(1)       Square Feet    Cost(2)
  --------------------        ----------------     --------     --------------   --------
  Oakbrook Plaza              Laguna Hills, CA         O          119,847        $18,517
  Eastgate Office Park        Bellevue, WA             O          273,892        $40,384

---------
(1)  "O" indicates office property.

(2) Represents the initial acquisition costs of the properties excluding any additional repositioning costs.

During the three months ended March 31, 1998, the Operating Partnership acquired 4,006,135 square feet of office and industrial property at an initial cost of $541,965 (the "1998 Acquisitions"). The 1999 and 1998 Acquisitions were recorded using the purchase method of accounting.

During the three months ended March 31, 1998, the Operating Partnership acquired eight parcels of land for development. The total initial cost of these eight parcels was $32,866.

The Operating Partnership disposed of the following property (the "1999 Dispositions") during the three months ended March 31, 1999. The property was included in assets held for sale as of December 31, 1998:

                                                   Property     Total Rentable
  Project Name                Location              Type(1)      Square Feet      Sales Price
  ------------------------    -----------          --------     --------------    -----------
  Biltmore Commerce Center    Phoenix, AZ              O            262,875         $37,300

--------------
(1)  "O" indicates office property.

During the three months ended March 31, 1998, the Operating Partnership disposed of one retail property for $40,928 (the "1998 Dispositions").

4.      TRANSACTIONS WITH AFFILIATES

Revenues and Expenses

The Operating Partnership received $337 for three months ended March 31, 1999 and $724 for 1998, for management services provided to certain properties that are controlled and operated by either Spieker Northwest, Inc. or Spieker Partners related entities (collectively, "Spieker Partners") and Spieker Griffin/W9 Associates, LLC. Certain officers of Spieker Properties, Inc. are partners in Spieker Partners.

Receivable From Affiliates

The $184 receivable from affiliates at March 31, 1999, and the $183 at December 31, 1998, represents management fees and reimbursements due from Spieker Northwest, Inc., Spieker Griffin/W9 Associates, LLC and Spieker Partners.

Investments in Mortgages

Included in Investments in Mortgages are $18,725 at March 31, 1999 and December 31, 1998 of loans to Spieker Northwest, Inc. (SNI). The loans are secured by deeds of trust on real property, bear interest at 8.5%, and mature in 2012. Interest income of $342 is included in interest and other income for the three months ended March 31, 1999 and $5,433 for 1998.

Investment in Affiliate

The investment in affiliate represents an investment in SNI. The Operating Partnership owns 95% of the Preferred Stock of SNI. Certain senior officers of the Company own 100% of the voting stock of SNI. At March 31, 1999, SNI owned 225,815 square feet of office and industrial property located in various states. In addition, SNI owns 6 parcels of land totaling 24.6 acres. Certain of these properties are held for sale at March 31, 1999. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

Additionally, investment in affiliates represents the 12.5% common interest and 37.5% preferred interest in Spieker Griffin/W9 Associates, LLC. Spieker Griffin/W9, LLC Associates purchased in April 1998 a 535,000 square foot office complex, which is managed by the Company, located in Orange County, California for an initial cost of $100,000.

5.      PROPERTY HELD FOR DISPOSITION

The Operating Partnership continues to review its portfolio and its long-term strategy for properties. The Operating Partnership will dispose, over time, assets that do not have a strategic fit with the portfolio. Included in property held for disposition of $36,254 at March 31, 1999, are nine properties. Three industrial properties are located in Northern California, four industrial properties and two land parcels are located in Southern California. The divestiture of the properties held for sale is subject to identification of a purchaser, negotiation of acceptable terms and other customary conditions.

The following summarizes the condensed results of operations of the properties held for disposition at March 31, 1999 for the three months ended March 31, 1999 and 1998. Some properties held for disposition were acquired during the periods presented, therefore the Net Operating Income for these periods presented may not be comparable.

                                                       1999               1998
                                                     -------            -------
           Income                                    $ 1,240            $ 1,107
           Property Operating Expenses                  (256)              (230)
                                                     -------            -------
           Net Operating Income                      $   984            $   877
                                                     =======            =======

6.      DEBT

As of March 31, 1999, debt consists of the following:

                                                                                 1999
                                                                              ----------
     Unsecured investment grade notes, varying fixed interest rates
        from 6.65% to 8.00% payable semi-annually, due from 2000 to 2027      $1,436,500
     Unsecured short-term borrowings                                             355,000
     Mortgage loans, varying interest rates from 7.37% to 9.88%, due
        1999 to 2013                                                             110,171
                                                                              ----------
                                                                              $1,901,671
                                                                              ==========

The Operating Partnership has an Unsecured Line of Credit Facility (the "Facility"). The maximum amount available under the Facility is $250,000. The Facility carries interest at LIBOR (London Interbank Offered Rate) plus 0.80%, matures in August 2001, includes an annual administrative fee of $50 and an annual Facility fee of .20%. The one-month LIBOR at March 31, 1999 was 5.1%. As of March 31, 1999, the amount drawn on the Facility was $155,000. In addition, the Operating Partnership has $200,000 short-term bank facility (the "Bank Facility") outstanding at March 31, 1999. This short-term Bank Facility carries interest at LIBOR plus .65% and matures November 1999. The line of credit Facility and the Bank Facility are subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Operating Partnership is currently in compliance with all of the covenants in the line of credit Facility and the Bank Facility concerning its indebtedness.

Mortgage loans generally require monthly principal and interest payments. The mortgage loans of $110,171 at March 31, 1999 are secured by deeds of trust on related properties. The mortgage loans carry interest rates ranging from 7.37% to 9.88% and mature on various dates from 1999 to 2013.

The unsecured notes are subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Operating Partnership is currently in compliance with all of the covenants in the unsecured note agreements governing its indebtedness.

Interest capitalized for the three months ended March 31, 1999 was $5,022 and $2,972 for 1998.

7.      PARTNERS' DISTRIBUTIONS PAYABLE

The partner distributions payable at March 31, 1999, and December 31, 1998, represent amounts payable to partners of record. The unit holders of record as of March 31, 1999, and December 31, 1998, are as follows:

                                           March 31,       December 31,
                                              1999            1998
                                           ----------      -----------
        Units:
             General Partner               63,238,949      61,916,459
             Limited Partners               8,870,915       8,902,915
             Series A Preferred Units       1,000,000       1,000,000
             Series B Preferred Units       4,250,000       4,250,000
             Series C Preferred Units       6,000,000       6,000,000
             Series D Preferred Units       1,500,000       1,500,000
             Series E Preferred Units       4,000,000       4,000,000
             WCB Preferred Units            1,721,831       1,721,831

8.      PARTNERS' EQUITY

In March 1999, 1,176,470 shares of Class C Common Stock were converted into 1,176,470 shares of Common by the shareholder.

9.      COMMITMENTS AND CONTINGENCIES

The land on which three of the Operating Partnership's properties are located is owned by Stanford University and is subject to ground leases. The ground leases expire in 2039 or 2040 and unless the leases are extended, the use of the land, together with all improvements, will revert back to Stanford University. The former owners of the three properties prepaid the ground leases through 2011, 2012 and 2017; thereafter, the Operating Partnership will be responsible for the ground lease payments, as defined under the terms of the leases. These ground lease payments have been segregated from the total purchase price of the properties, capitalized as leasehold interests in the accompanying consolidated balance sheet, and are being amortized ratably over the terms of the related original prepayment periods (18 to 24 years).

10.     GAIN ON DISPOSITION OF PROPERTY

Gain on disposition of property for the three months ended March 31, 1999, represents the gain on dispositions of one office property located in Phoenix, Arizona and four office properties condemned in San Jose, California.

11.     SEGMENT INFORMATION

The Operating Partnership has four reportable segments: Pacific Northwest; North-East Bay, San Francisco/Sacramento, CA; Silicon Valley; and Southern California. Each region has a Regional Senior Vice President who is directly responsible for managing all phases of the region's operations including acquisition, development, leasing and property management. Each reportable segment includes both office and industrial properties which are leased to tenants engaged in various types of businesses. The accounting policies of the four regions are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance based upon net operating income from the combined properties in each segment. Each of the four operating regions consists of differing mixes of office and industrial properties. The following table may not be comparable by the regions listed below given the differing mixes of properties within the regions. Significant information used by the Operating Partnership for the reportable segments is as follows at March 31, 1999:

                                   Pacific      North-East Bay/   Silicon       Southern
                                  Northwest     Sacramento, CA    Valley       California       Total
                                 ----------------------------------------------------------------------
1999 Revenue                       $ 32,147       $ 39,061       $ 34,633       $ 43,373       $149,214
1998 Revenue                         27,277         30,094         29,143         31,123        117,637
1999 Net Operating Income(1)         23,078         26,926         27,316         28,699        106,019
1998 Net Operating Income(1)         20,017         21,205         22,372         20,354         83,948

--------------
(1) Net operating income (NOI) for the properties is calculated by subtracting property related rental expenses and real estate taxes from rental income.


12.     SUBSEQUENT EVENTS

In April 1999, the Operating Partnership acquired one land parcel totaling approximately 320,000 square feet for an initial acquisition cost of $35,500 located in Redwood City, California. This acquisition was funded by proceeds from borrowing from short-term unsecured bank facilities.

On May 11, 1999, the Operating Partnership issued $400,000 of investment grade rated unsecured notes. The company issued $200,000 of 6.80% notes due May 1, 2004 priced to yield 6.83% and $200,000 of 7.25% notes due May 1, 2009 priced to yield 7.27%. Net proceeds of approximately $397,000 from the offering were used to repay short-term floating rate borrowings.

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

RESULTS OF OPERATIONS

The following comparison is of the Operating Partnership's consolidated operations for the three month period ended March 31, 1999, as compared to the corresponding period ended March 31, 1998.

                                          THREE MONTHS ENDED MARCH 31,
                             -------------------------------------------------------
                               1999          1998          $ CHANGE         % CHANGE
                             -------------------------------------------------------
Rental Revenues
   1998 Core Portfolio       $  112.7       $  105.2       $    7.5              7.1%
   1998 Acquisitions             27.3            9.1           18.2            200.0
   1999 Acquisitions              0.6             --            0.6               --
   Developments                   7.7            1.6            6.1            381.3
   Dispositions                   0.9            1.7           (0.8)           (47.1)
                             -------------------------------------------------------
                             $  149.2       $  117.6       $   31.6             26.9%
                             -------------------------------------------------------

Rental revenues increased by $31.6 million primarily due to revenues generated by properties acquired during 1998. During 1998, the Operating Partnership invested $884.8 million for properties totaling 6.3 million square feet (the "1998 Acquisitions").

The increase in the "1998 Core Portfolio", defined as properties owned at January 1, 1998 and still owned at March 31, 1999, was attributable to higher roll-over rental rates realized on the renewal and re-leasing of second generation space and increases in occupancies. During the quarter ended March 31, 1999, the Operating Partnership completed 387 lease transactions for the renewal and re-lease of 1.8 million square feet of second-generation space. On average, for the quarter, the new effective rates were 45.0% higher than the expiring coupon rent.

Properties developed by the Operating Partnership (the "Developments") contributed $6.1 million to the rental revenue growth for the quarter. The Developments include both properties completed and added to the Operating Partnership's portfolio of stabilized properties, as well as properties currently under development. During the three months ended March 31, 1999 the Operating Partnership added two properties totaling 288,980 square feet for an estimated final cost of $21.9 million to the Operating Partnership's portfolio of stabilized properties. Properties are considered stabilized when either a 95.0% occupancy rate has been achieved or eighteen months after shell completion, whichever is sooner. At March 31, 1999, the Operating Partnership has a current development pipeline of 3.1 million square feet representing a total projected cost of $383.2 million. Certain properties in the development pipeline are shell complete and are partially occupied but are not yet considered stabilized.

For the quarter ended March 31, 1999 the Operating Partnership acquired two office properties totaling 393,739 square feet for a total investment of $60.9 million (the "1999 Acquisitions"), which contributed $0.6 million to rental revenues. These properties were acquired on various dates throughout the quarter and, as such, a full quarters revenue and expense was not recognized during the period. As used herein, the term "total investment" represents the initial purchase price of acquisitions, plus projected costs of certain repositioning and rehab capital expenditures anticipated at the time of purchase.

The increases in rental revenues are partially offset by a decrease of $0.8 million attributable to properties which the Operating Partnership has subsequently disposed of during the three months ended March 31, 1999 or during the year ended December 31, 1998 (the "Dispositions").

                                              THREE MONTHS ENDED MARCH 31,
                                    -----------------------------------------------
                                     1999         1998       $ CHANGE      % CHANGE
                                    -----------------------------------------------
    Interest and Other Income       $  1.4       $  7.7       $ (6.3)        (81.8)%

Interest and other income decreased due primarily to the reduction in interest income from mortgage loans made to SNI in relation to SNI's acquisition of non-core assets. These assets were disposed of during 1998. Additionally, interest earned decreased due to lower cash balances period over period.

                                                 THREE MONTHS ENDED MARCH 31,
                                      -------------------------------------------------
                                       1999          1998        $ CHANGE      % CHANGE
                                      -------------------------------------------------
    Rental Expenses                   $  31.6       $  24.4       $   7.2          29.5%
    Real Estate Tax                      11.6           9.3           2.3          24.7
                                      -------------------------------------------------
    Property Operating Expenses       $  43.2       $  33.7       $   9.5          28.2%
                                      =================================================

                                              THREE MONTHS ENDED MARCH 31,
                                  -------------------------------------------------------
                                    1999           1998         $ CHANGE         % CHANGE
                                  -------------------------------------------------------
Property Operating Expenses
   1998 Core Portfolio            $   30.0       $   28.8       $    1.2              4.2%
   1998 Acquisitions                  10.3            3.6            6.7            186.1
   1999 Acquisitions                   0.2             --            0.2               --
   Developments                        2.4            0.8            1.6            200.0
   Dispositions                        0.3            0.5           (0.2)           (40.0)
                                  -------------------------------------------------------
                                  $   43.2       $   33.7       $    9.5             28.2%
                                  =======================================================

The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Operating Partnership's portfolio of properties. On a percentage basis, property operating expenses were 29.0% of rental revenues for 1999 and 28.7% for 1998.

Rental revenues net of property operating expenses, referred to as "net operating income," is presented in the following table:

                                           THREE MONTHS ENDED MARCH 31,
                             -------------------------------------------------------
                               1999           1998         $ CHANGE         % CHANGE
                             -------------------------------------------------------
Net Operating Income
   1998 Core Portfolio       $   82.7       $   76.4       $    6.3              8.2%
   1998 Acquisitions             17.0            5.5           11.5            209.1
   1999 Acquisitions              0.4             --            0.4               --
   Developments                   5.3            0.8            4.5            562.5
   Dispositions                   0.6            1.2           (0.6)           (50.0)
                             --------       --------       --------         --------
                             $  106.0       $   83.9       $   22.1             26.3%
                             ========       ========       ========         ========

                                                          THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------------------------
                                              1999           1998         $ CHANGE        % CHANGE
                                            ------------------------------------------------------
   Interest Expense                         $   28.8       $   29.3       $   (0.5)           (1.7)%
   Depreciation Expense                         25.4           19.6            5.8            29.6
   General and Administrative Expense            5.6            4.8            0.8            16.7

Interest expense decreased slightly, even as average debt balances increased. This decrease is the net effect of additions to interest expense from additional note offerings which occurred during 1998, offset by an increase in interest capitalized in relation to Developments that the Operating Partnership had in process during the three months ended March 31, 1999 and 1998 and lower average interest rates on borrowings on the Operating Partnership's short-term bank facility. Average outstanding debt was $1.9 million for the quarter ended March 31, 1999 and $1.7 million for the quarter ended March 31, 1998. Capitalized interest was $5.0 million for the quarter ended March 31, 1999 and $3.0 million for the quarter ended March 31, 1998.

The increase in depreciation and amortization expense of $5.8 million is primarily due to the 1999 and 1998 Acquisitions and the Developments.

General and administrative expenses increased by $0.8 million for the first quarter of 1999, as a result of the increased number of employees. On a percentage basis, general and administrative expenses were 3.8% of rental revenues for 1999, as compared with 4.1% for the first quarter of 1998.

During the first quarter of 1999, the Operating Partnership disposed of one office property resulting in a gain on disposition of $0.5 million. The remainder of the gain, $4.6 million, is attributable to income recognized in relation to the condemnation of a strip of land that was previously a part of a property that the Operating Partnership owns located in San Jose, California.

Net income before minority interests and disposition of property increased by $9.7 million or 25.6% to $47.6 million for the first quarter of 1999, from $37.9 million for the first quarter of 1998. The increase in net income is principally due to the 1998 Acquisitions and the 1998 Core Portfolio.

LIQUIDITY AND CAPITAL RESOURCES

                                                             THREE MONTHS ENDED MARCH 31,
                                               --------------------------------------------------------
                                                 1999            1998          $ CHANGE        % CHANGE
                                               --------------------------------------------------------
   Cash provided by operating activities       $   81.4        $   86.2        $   (4.8)           (5.6)%
   Cash used for investing activities             (69.7)         (492.2)          422.5            85.8
   Cash provided by financing activities            3.1           404.4          (401.3)          (99.2)

Increases in cash provided by operating activities are from net income provided by the 1998 and 1999 Acquisitions, the Developments and the 1998 Core Portfolio, and are offset by a decrease in accounts payable and unearned rental income. This decrease is due to timing differences in the pay down of accounts payable balances and receipt of rental revenue at the end of each comparable quarter. Cash used for investing activities and cash required for financing activities was significantly lower due to the decrease in the number of acquisitions completed. During the first three months of 1999, cash provided by financing activities consisted of net borrowings of $65.0 million under a short-term bank facility and net payments of $10.5 million on mortgage loans. Additionally, payments of distributions increased by $7.1 million from $44.6 million to $51.7 million for the first quarter of 1999 and 1998. The distribution payment increase is due to the greater number of common and preferred shares outstanding and the 7.0% increase in the common share distribution rate of $.61 per share for the first three months of 1999 from $.57 per share in 1998.

The principal sources of funding for acquisitions, development, expansion and renovation of the properties are unsecured short-term borrowings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, the assumption of secured debt on properties acquired and cash flow provided by operations. The Operating Partnership believes that its liquidity and its ability to access capital and proceeds from disposition of non-strategic assets are adequate to continue to meet liquidity requirements for the foreseeable future.

At March 31, 1999, the Operating Partnership had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Operating Partnership believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

As of March 31, 1999, the Operating Partnership had $1.4 billion of investment grade rated unsecured debt securities outstanding. The debt securities have interest rates which vary from 6.65% to 8.0%, and maturity dates which range from 2000 to 2027.

The Operating Partnership has a $250.0 million unsecured line of credit facility (the "Facility") with interest at London Interbank Offered Rate ("LIBOR") plus
 .80%. The Facility matures in August 2001 and has a competitive bid option that allows the Operating Partnership to request bids from the lenders for advances up to $150.0 million. At March 31, 1999, the Operating Partnership had $155.0 million outstanding under the Facility. In addition, the Operating Partnership had $200.0 million outstanding under a separate short-term bank facility (the "Bank Facility") at March 31, 1999. The Bank Facility carries interest at LIBOR plus 0.65% and matures in November 1999.

In addition to the unsecured debt securities, the Facility and the Bank Facility, the Operating Partnership has $110.2 million of secured indebtedness (the "Mortgages") at March 31, 1999. The Mortgages have interest rates varying from 7.37% to 9.88% and maturity dates from 1999 to 2013. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Operating Partnership also has $11.2 million of assessment bonds outstanding as of March 31, 1999.

In May 1999, the Operating Partnership issued $400.0 million of investment grade rated unsecured notes in two tranches as follows: $200.0 million of 6.8% notes due May 1, 2004 priced to yield 6.83% and $200.0 million of 7.25% notes due May 1, 2009 priced to yield 7.27%. The Company will use the net proceeds of approximately $397.0 million from this offering to reduce amounts outstanding under the Facility and Bank Facility.

The Company has the capacity pursuant to shelf registration statements to issue up to approximately $663.8 million in equity securities and the Operating Partnership has the capacity to issue up to $413.5 million in debt securities.

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

Pursuant to the National Association of Real Estate Investment Trusts ("NAREIT") revised definition of Funds from Operations, the Operating Partnership calculates Funds from Operations by adjusting net income before minority interest, calculated in accordance with GAAP, for certain non-cash items, principally the amortization and depreciation of real property and for dividends on shares and other equity interests that are not convertible into shares of Common Stock. The Operating Partnership does not add back the depreciation of corporate items, such as computers or furniture and fixtures, or the amortization of deferred financing costs or debt discount. However, the Operating Partnership eliminates the effect of straight-line rents, as defined under GAAP, in its FFO calculation, as management believes this presents a more meaningful picture of rental income over the reporting period.

Funds from Operations per share is calculated based on weighted average shares outstanding, assuming the conversion of all shares of Series A Preferred Stock, Class B and Class C Common Stock, and all Operating Partnership units outstanding into shares of Common Stock and including the dilutive effect of stock option equivalents computed using the treasury stock method. During the third and fourth quarters of 1998, the Class B Common Stock was converted into shares of Common Stock. During the first quarter of 1999, the Class C Common Stock was converted into shares of Common Stock.

                       STATEMENT OF FUNDS FROM OPERATIONS
                             (amounts in thousands)


                                                                        Three Months Ended
                                                                     ------------------------
                                                                     March 31,       March 31,
                                                                       1999            1998
                                                                     --------        --------
   Income from operations before disposition of property
     and minority interests:                                         $ 47,594        $ 37,943
   Dividends on Series B Preferred Stock                               (2,510)         (2,510)
   Dividends on Series C Preferred Stock                               (2,953)         (2,953)
   Dividends on Series E Preferred Stock                               (2,000)             --
   Distributions on Preferred Operating Partnership Units              (2,527)         (1,266)
                                                                     --------        --------
     Income from operations after Series B, C and E dividends,
       and Preferred Operating Partnership Unit distributions          37,604          31,214
                                                                     --------        --------
   Add:
     Depreciation and Amortization                                     25,102          19,366
     Other, net                                                            38             (14)
                                                                     --------        --------
       Funds from Operations before Straight-line rent                 62,744          50,566
                                                                     --------        --------
     Straight-line rent                                                (2,548)         (1,640)
                                                                     --------        --------
     Funds from Operations                                           $ 60,196        $ 48,926
                                                                     ========        ========

   Weighted average diluted share equivalents outstanding              73,919          69,795
                                                                     ========        ========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Operating Partnership uses fixed and variable rate debt to finance its operations. The information below summarizes the Operating Partnership's market risks associated with debt outstanding as of March 31, 1999. The following table presents principal cash flows and related weighted average interest rates by year of maturity.

                                   EXPECTED MATURITY DATE
                                       (in millions)

                              1999           2000           2001           2002          2003        THEREAFTER          TOTAL
                            -------        -------        -------        -------        -------      ----------        ---------
Fixed Rate Debt             $  15.5        $ 100.0        $ 133.0        $ 122.4        $    --       $ 1,175.8        $ 1,546.7
Average Interest Rate          8.99%          6.65%          7.25%          7.21%            --            7.28%            7.24%
Variable Rate Debt          $ 200.0             --        $ 155.0             --             --              --        $   355.0
Average Interest Rate          5.96%            --           5.91%            --             --              --             5.90%


The carrying amount of the Operating Partnership's debt approximates fair value. The Operating Partnership's fixed and variable rate debt is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." At March 31, 1999, the Operating Partnership had no interest rate caps or swaps. All of the Operating Partnership's debt is denominated in United States dollars. The Operating Partnership's risk management policies do not provide for the utilization of financial instruments for trading purposes and only minimal use for hedging purposes.



    PART II. OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K

    (A) Exhibits

      The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

      Exhibit
      Number
      27.1          Article 5 Financial Data Schedule (EDGAR Filing Only).

   (B)  Reports on Form 8-K

      None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                             Spieker Properties, L.P.
                                             (Registrant)



Dated: May 13, 1999                          /s/  Elke Strunka
                                             -----------------------------------
                                             Elke Strunka
                                             Vice President and
                                             Principal Accounting Officer

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
27.1                         Financial Data Schedule