Form 10-Q
period 1999-06-30
SPIEKER PROPERTIES L P
filed 1999-08-16
CIK 1002575

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 33-98372-01

                            SPIEKER PROPERTIES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               CALIFORNIA                              94-3188774
 ----------------------------------------          -------------------
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)

   2180 SAND HILL ROAD, MENLO PARK, CA                    94025
 ----------------------------------------          -------------------
 (Address of principal executive offices)              (Zip code)

                                 (650) 854-5600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ].

Page 1 of 24
Exhibit Index is located on Page 23.

                            SPIEKER PROPERTIES, L.P.

               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                                           Page No.
                                                                                                           --------
PART I.      FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited) ............................................................     3

             Consolidated Balance Sheets as of June 30, 1999, and December 31, 1998 ......................     4
             Consolidated Statements of Operations for the Three and Six Months Ended
                June 30, 1999 and 1998 ...................................................................     6
             Consolidated Statement of Partners' Capital for the Six Months Ended
                June 30, 1999 ............................................................................     7
             Consolidated Statements of Cash Flows for the Six Months Ended
                June 30, 1999 and 1998 ...................................................................     8
             Notes to Consolidated Financial Statements ..................................................     9

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .......    16

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..................................    23

PART II.     OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K ............................................................    23
    Signatures ...........................................................................................    24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Attached are the following unaudited financial statements of Spieker Properties, L.P. (the "Operating Partnership")

      (i)   Consolidated Balance Sheets as of June 30, 1999, and December 31,
            1998

      (ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1999 and 1998

      (iii) Consolidated Statement of Partners' Capital for the Six Months Ended June 30, 1999

      (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998

      (v)   Notes to Consolidated Financial Statements

The financial statements referred to above should be read in conjunction with the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 and Report on Form 10-Q for the quarterly period ended March 31, 1999.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1999, AND DECEMBER 31, 1998
                        (unaudited, dollars in thousands)

                                     ASSETS

                                                                        June 30,         December 31,
                                                                          1999               1998
                                                                      ------------       ------------
INVESTMENTS IN REAL ESTATE
  Land, land improvements and leasehold interests                     $    775,251       $    770,670
  Buildings and improvements                                             2,897,828          2,924,290
  Construction in progress                                                 300,338            255,710
                                                                      ------------       ------------
                                                                         3,973,417          3,950,670
  Less - Accumulated depreciation                                         (267,051)          (240,778)
                                                                      ------------       ------------
                                                                         3,706,366          3,709,892
                                                                      ------------       ------------
  Land held for investment                                                 139,849            131,530
  Investments in mortgages                                                  18,725             28,069
  Property held for disposition, net                                       167,507             72,537
                                                                      ------------       ------------
      Net investments in real estate                                     4,032,447          3,942,028

CASH AND CASH EQUIVALENTS                                                   20,454              4,916

ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts
  of $1,653 as of June 30, 1999 and $894 as of December 31, 1998             4,966              9,416

DEFERRED RENT RECEIVABLE                                                    17,975             12,746

RECEIVABLE FROM AFFILIATES                                                     228                183

DEFERRED FINANCING AND LEASING COSTS, net of
  accumulated amortization of $17,688 as of June 30, 1999 and
  $14,539 as of December 31, 1998                                           48,126             44,607

FURNITURE, FIXTURES AND EQUIPMENT, net                                       4,278              4,495

PREPAID EXPENSES, DEPOSITS ON PROPERTIES AND
  OTHER ASSETS                                                              33,915             17,616

INVESTMENT IN AFFILIATES                                                    20,630             20,863
                                                                      ------------       ------------
                                                                      $  4,183,019       $  4,056,870
                                                                      ============       ============

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1999, AND DECEMBER 31, 1998
                       (unaudited, dollars in thousands)

                        LIABILITIES AND PARTNERS' CAPITAL

                                                              June 30,      December 31,
                                                                1999            1998
                                                             ----------     -----------
DEBT
  Unsecured notes                                            $1,836,500      $1,436,500
  Unsecured short-term borrowings                                28,012         300,000
  Mortgage loans                                                110,805         110,698
                                                             ----------      ----------
      Total debt                                              1,975,317       1,847,198
                                                             ----------      ----------

ASSESSMENT BONDS PAYABLE                                         10,759          11,339
ACCOUNTS PAYABLE                                                 10,665          24,938
ACCRUED REAL ESTATE TAXES                                         2,599           2,251
ACCRUED INTEREST                                                 33,119          25,263
UNEARNED RENTAL INCOME                                           24,383          22,635
DIVIDENDS AND DISTRIBUTIONS PAYABLE                              47,819          44,728
OTHER ACCRUED EXPENSES AND LIABILITIES                           56,949          56,704
                                                             ----------      ----------
  Total liabilities                                           2,161,610       2,035,056
                                                             ----------      ----------
COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' CAPITAL
  General Partner, including a liquidation preference
  of $381,250 as of June 30, 1999 and December 31, 1998       1,728,453       1,723,462
  Limited Partners                                              292,956         298,352
                                                             ----------      ----------
  Total Partners' Capital                                     2,021,409       2,021,814
                                                             ----------      ----------
                                                             $4,183,019      $4,056,870
                                                             ==========      ==========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
             (unaudited, dollars in thousands, except unit amounts)


                                                                   Three Months Ended            Six Months Ended
                                                                        June 30                       June 30
                                                               -------------------------     -------------------------
                                                                  1999           1998           1999           1998
                                                               ----------     ----------     ----------     ----------
REVENUES
  Rental income                                                $  156,895     $  132,443     $  306,109     $  250,080
  Interest and other income                                         1,838          6,173          3,272         13,844
                                                               ----------     ----------     ----------     ----------
                                                                  158,733        138,616        309,381        263,924
                                                               ----------     ----------     ----------     ----------
OPERATING EXPENSES
  Rental expenses                                                  35,773         29,086         67,414         53,476
  Real estate taxes                                                11,493         10,350         23,047         19,650
  Interest expense, including amortization of finance costs        29,905         30,931         58,710         60,198
  Depreciation and amortization                                    27,100         22,646         52,504         42,231
  General and administrative and other expenses                     5,746          4,973         11,396          9,795
                                                               ----------     ----------     ----------     ----------
                                                                  110,017         97,986        213,071        185,350
                                                               ----------     ----------     ----------     ----------
  Income from operations before disposition of
     property                                                      48,716         40,630         96,310         78,574
                                                               ----------     ----------     ----------     ----------
GAIN ON DISPOSITION OF PROPERTIES                                   4,665          6,689          9,831         15,715
                                                               ----------     ----------     ----------     ----------
  Net Income                                                       53,381         47,319        106,141         94,289
                                                               ----------     ----------     ----------     ----------
  Preferred Operating Partnership Unit Distributions               (2,397)        (2,223)        (4,924)        (3,489)
                                                               ----------     ----------     ----------     ----------
  Preferred Dividends
  Series A Preferred Units                                           (744)          (695)        (1,488)        (1,390)
  Series B Preferred Units                                         (2,510)        (2,510)        (5,020)        (5,020)
  Series C Preferred Units                                         (2,953)        (2,953)        (5,906)        (5,906)
  Series E Preferred Units                                         (2,000)          (600)        (4,000)          (600)
                                                               ----------     ----------     ----------     ----------
Net income available to general and limited partners           $   42,777     $   38,338     $   84,803     $   77,884
                                                               ==========     ==========     ==========     ==========
General Partner                                                $   37,509     $   33,789     $   74,345     $   68,858
                                                               ----------     ----------     ----------     ----------
Limited Partners                                                    5,268          4,549         10,458          9,026
                                                               ----------     ----------     ----------     ----------
  Total                                                        $   42,777     $   38,338     $   84,803     $   77,884
                                                               ==========     ==========     ==========     ==========
NET INCOME PER COMMON OPERATING
  PARTNERSHIP UNIT
  Basic earnings per unit                                      $      .59     $      .54     $     1.17     $     1.13
                                                               ==========     ==========     ==========     ==========
  Diluted earnings per unit                                    $      .59     $      .53     $     1.16     $     1.11
                                                               ==========     ==========     ==========     ==========
DISTRIBUTIONS PER COMMON OPERATING
  PARTNERSHIP UNIT
  General Partner                                              $      .61     $      .57     $     1.22     $     1.15
                                                               ==========     ==========     ==========     ==========
  Limited Partners                                             $      .61     $      .57     $     1.22     $     1.14
                                                               ==========     ==========     ==========     ==========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
               (unaudited, dollars in thousands, except unit data)

                                                         General         Limited        General         Limited
                                                      Partner Units   Partner Units     Partner         Partners      Total
                                                      -------------   -------------   -----------       --------    ----------
BALANCE AT DECEMBER 31, 1998                            64,312,441      8,902,915      $1,723,462       $298,352    $2,021,814
  Conversion of Operating Partnership Units
    to Common Stock                                        223,700        (37,000)          7,610         (7,610)            -
  Restricted Stock Grant                                    99,820                          3,473                            -
  Restricted Stock Grant - Deferred Compensation                                           (3,473)
  Exercise of stock options                                 94,900                          2,069                        2,069
  Amortization of deferred compensation                                                       933                          933
  Allocation of Operating Partnership interest                                             (2,628)         2,628             -
  Partner distributions                                                                   (93,752)       (15,796)     (109,548)
  Net income                                                                               90,759         15,382       106,141
                                                        ----------      ---------      ----------       --------    ----------
BALANCE AT JUNE 30, 1999                                64,730,861      8,865,915       $1,728,453      $292,956    $2,021,409
                                                        ==========      =========       ==========      ========    ==========

        The accompanying notes are an integral part of these statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                        (unaudited, dollars in thousands)


                                                                   Six Months Ended June 30
                                                                   -------------------------
                                                                      1999           1998
                                                                   ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                       $  106,141     $   94,289
  Adjustments to reconcile net income to net cash provided by operating activities-
  Depreciation and amortization                                        52,504         42,231
  Amortization of discount and deferred financing costs                 1,204          1,165
  Non-cash compensation                                                   492             42
  Gain on disposition of property                                      (9,831)       (15,715)
  Increase in accounts receivable and other assets                         14            198
  Increase in receivable from related parties                             (45)        (1,182)
  Decrease in assessment bonds payable                                   (472)          (517)
  (Decrease) increase in accounts payable, accrued expenses and
     other liabilities                                                (12,648)        21,997
  Increase in accrued real estate taxes                                   348          1,415
  Increase in accrued interest                                          7,856          8,375
                                                                   ----------     ----------
      Net cash provided by operating activities                       145,563        152,298
                                                                   ==========     ==========
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties                                            (168,396)      (923,209)
  (Additions) reductions to deposits on properties, net               (14,142)        29,018
  Additions to investment in mortgages                                     --        (11,610)
  Additions to leasing costs                                           (6,718)        (7,561)
  Proceeds from disposition of property                                63,615         56,436
  Proceeds from investment in mortgages                                    --        160,184
  Proceeds from investment in affiliate                                   233             --
                                                                   ----------     ----------
      Net cash used for investing activities                         (125,408)      (696,742)
                                                                   ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                            535,000        981,500
  Payments on debt                                                   (430,859)      (607,326)
  Payments of financing fees, net of hedging proceeds                  (1,279)        (3,192)
  Payments of distributions                                          (109,548)       (91,830)
  Capital contributions- Preferred Stock net of issuance costs             --         96,401
  Capital contributions- Common Stock, net of issuance costs               --         96,039
  Capital contributions- Stock options exercised                        2,069          5,748
  Proceeds from sale of operating partnership units                        --         73,125
                                                                   ----------     ----------
      Net cash (used) provided by financing activities                 (4,617)       550,465
                                                                   ----------     ----------
      Net increase in cash and cash equivalents                        15,538          6,021

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        4,916         22,628
                                                                   ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   20,454     $   28,649
                                                                   ==========     ==========
SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for interest                                           $   49,617     $   50,734

                            SPIEKER PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 and 1998
                        (unaudited, dollars in thousands)

1. ORGANIZATION AND BASIS OF PRESENTATION

Spieker Properties, L.P. (the "Operating Partnership"), a California limited partnership, was formed on November 10, 1993 and commenced operations on November 19, 1993, when Spieker Properties, Inc. (the "Company"), the general partner in the Operating Partnership, completed its initial public offering ("IPO") on November 18, 1993. As of June 30, 1999, the Company owned an approximate 88.0% general partnership interest in the Operating Partnership.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The Operating Partnership's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of June 30, 1999, and December 31, 1998, and its consolidated results of operations and cash flows for the three and six months ended June 30, 1999 and 1998. The Operating Partnership's investment in Spieker Northwest, Inc. (an unconsolidated Preferred Stock subsidiary) and its investment in Spieker Griffin/W9 Associates, LLC are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

The interim results for the three and six months ended June 30, 1999 and 1998, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 and Form 10-Q for the three month period ended March 31, 1999.

Investments in Real Estate

Investments in real estate are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated lives are as follows:

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

Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Operating Partnership on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of June 30, 1999, and December 31, 1998, none of the carrying values of the properties exceeded their estimated fair values. As of June 30, 1999, and December 31, 1998, the properties are located primarily in California and the Pacific Northwest. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn where these properties are located.

The Operating Partnership owns mortgage loans that are secured by real estate. Certain loans are with an affiliate of the Operating Partnership (see note 4). The Operating Partnership assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of June 30, 1999, the estimated fair value of the underlying real estate was in excess of the Operating Partnership's book value of the mortgage loans.

Construction in Progress

Project costs, not including land cost, clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other costs are capitalized during the period in which the property is under construction and until all activities related to the property's development are complete.

Land Held for Investment

The Operating Partnership has costs related to land parcels that are either held for investment or are in a design and approval process. There were no material construction in process costs associated with these land parcels.

Cash and Cash Equivalents

Highly liquid investments with an original maturity of three months or less when purchased are classified as cash and cash equivalents.

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

Net Income Per Unit

Per unit amounts for the Operating Partnership are computed using the weighted average units outstanding during the period. Additionally, earnings used in the calculation are reduced by distributions owed to Series A, B, C and E preferred unit holders. The diluted weighted average units outstanding include the dilutive effect of options and other unit equivalents. The computation of the diluted earnings per unit for the three and six months ended June 30, 1999 and 1998 does not include WCB Preferred units due to their antidilutive effect. The basic and diluted weighted average general partner units and limited partners' units outstanding for the three and six months ended June 30, 1999 and 1998, are as follows:

                                   Basic Weighted Average           Diluted Weighted Average
                                    General Partner Units            General Partner Units
                                   ----------------------           ------------------------
Three months ended:
  June 30, 1999                           63,322,217                         65,363,882
  June 30, 1998                           62,350,563                         64,515,746

Six months ended:
  June 30, 1999                           63,272,990                         65,206,549
  June 30, 1998                           61,183,106                         63,348,289

                                   Basic Weighted Average           Diluted Weighted Average
                                    Limited Partner Units            Limited Partner Units
                                   ----------------------           ------------------------
Three months ended:
  June 30, 1999                            8,869,267                          8,869,267
  June 30, 1998                            8,373,023                          8,373,023

Six months ended:
  June 30, 1999                            8,870,087                          8,870,087
  June 30, 1998                            8,007,419                          8,007,419

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

3. ACQUISITIONS AND DISPOSITIONS

The Operating Partnership acquired the following properties (the "1999 Acquisitions") during the six months ended June 30, 1999:

                                                            Property    Total Rentable     Initial
Project Name                     Location                   Type(1)      Square Feet       Cost(2)
------------                     ----------------           --------    --------------     -------
Oakbrook Plaza                   Laguna Hills, CA              O            119,847        $18,517
Eastgate Office Park             Bellevue, WA                  O            273,892         40,384
Governor Executive Centre        San Diego, CA                 O             52,196          8,263

----------

(1)   "O" indicates office property.

(2) Represents the initial acquisition costs of the properties and excludes any estimated repositioning costs.

During the six months ended June 30, 1998, the Operating Partnership acquired 5,978,007 square feet of office and industrial property at an initial cost of $870,674 (the "1998 Acquisitions"). The 1999 and 1998 Acquisitions were recorded using the purchase method of accounting.

During the six months ended June 30, 1999, the Operating Partnership acquired one parcel of land for development. The initial cost of this parcel was $35,565. During the six months ended June 30, 1998, the Operating Partnership acquired nine parcels of land for development. The total initial cost of these nine parcels was $34,658.

The Operating Partnership disposed of the following properties (the "1999 Dispositions") during the six months ended June 30, 1999.

                                                               Property     Total Rentable
Project Name                     Location                      Type(1)        Square Feet      Sales Price
------------                     --------------------------    --------     --------------     -----------
Biltmore Commerce Center         Phoenix, AZ                      O            262,875          $37,250
Overland Court Land              Sacramento, CA                   L                N/A              298
Ryan Ranch Industrial            San Jose, CA                     I             26,500            3,025
Grandview Drive                  South San Francisco, CA          I             36,400            3,800
Commerce Point                   Ontario, CA                      I            113,631            5,100
Progress Industrial Park         San Diego, CA                    I            123,275            7,938
Coral Tree Commerce Center       San Diego, CA                    I            130,866            8,262

----------

(1)   O- Office; I- Industrial; L- Land.

During the six months ended June 30, 1998, the Operating Partnership disposed of one retail property for $40,928, one office property for $2,750 and three industrial properties for $14,050 (the "1998 Dispositions").

4. TRANSACTIONS WITH AFFILIATES

Revenues and Expenses

The Operating Partnership received $263 and $600 for the three and six months ended June 30, 1999 and $1,132 and $1,856 for the same periods in 1998, for management services provided to certain properties that are controlled and operated by either Spieker Northwest, Inc. or Spieker Partners related entities (collectively, "Spieker Partners") and Spieker Griffin/W9 Associates, LLC. Certain officers of Spieker Properties, Inc. are partners in Spieker Partners.

Receivable From Affiliates

The $228 receivable from affiliates at June 30, 1999, and the $183 at December 31, 1998, represents management fees and reimbursements due from Spieker Northwest, Inc., Spieker Griffin/W9 Associates, LLC and Spieker Partners.

Investments in Mortgages

Included in Investments in Mortgages are $18,725 at June 30, 1999 and December 31, 1998 of loans to Spieker Northwest, Inc. (SNI). The loans are secured by deeds of trust on real property, bear interest at 8.5%, and mature in 2012. Interest income of $342 and $684 related to these mortgages is included in interest and other income for the three and six months ended June 30, 1999 and $3,776 and $9,209 for same periods in 1998.

Investment in Affiliates

The investment in affiliate represents an investment in SNI. The Operating Partnership owns 95% of the Preferred Stock of SNI. Certain senior officers of the Company own 100% of the voting stock of SNI. At June 30, 1999, SNI owned 225,815 square feet of office and industrial property located in various states. In addition, SNI owns 6 parcels of land totaling 24.6 acres. Certain of these properties are held for sale at June 30, 1999. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

Additionally, investment in affiliates represents the 12.5% common interest and 37.5% preferred interest in Spieker Griffin/W9 Associates, LLC. Spieker Griffin/W9, LLC Associates owns a 535,000 square foot office complex, located in Orange County, California, which is managed by the Company.

5. PROPERTY HELD FOR DISPOSITION

The Operating Partnership continues to review its portfolio and its long-term strategy for properties. The Operating Partnership will dispose, over time, assets that do not have a strategic fit with the portfolio. Included in property held for disposition of $167,507 at June 30, 1999, are eighteen properties and two land parcels. Two industrial properties are located in Northern California, one industrial property and two land parcels are located in Southern California, fourteen industrial properties are located in Washington, and one office property is located in Oregon. The divestiture of the properties held for disposition is subject to identification of a purchaser, negotiation of acceptable terms and other customary conditions.

The following summarizes the condensed results of operations of the properties held for disposition at June 30, 1999 for the six months ended June 30, 1999 and 1998. Some properties held for disposition were acquired during the periods presented, therefore the Net Operating Income for these periods may not be comparable.

                                                         1998         1999
                                                       --------     --------
   Income                                              $ 14,646     $ 13,220
   Property Operating Expenses                           (3,020)      (2,716)
                                                       --------     --------
   Net Operating Income                                $ 11,626     $ 10,504
                                                       ========     ========

6. DEBT

As of June 30, 1999, debt consists of the following:

                                                                                         1999
                                                                                      ----------
    Unsecured investment grade notes, varying fixed interest rates from 6.65%
        to 8.00% payable semi-annually, due from 2000 to 2027                         $1,836,500
    Unsecured short-term borrowings (see "Facility " and "Bank Facility"
        below), due 2001                                                                  28,012
    Mortgage loans, varying interest rates from 7.00% to 9.88%, due 2001 to 2013(1)      110,805
                                                                                      ----------
                                                                                      $1,975,317
                                                                                      ==========

----------

(1)   Mortgage loans generally require monthly principal and interest payments.


The Operating Partnership has an Unsecured Line of Credit Facility (the "Facility"). The maximum amount available under the Facility is $250,000. The Facility carries interest at LIBOR (London Interbank Offered Rate) plus 0.80%, matures in August 2001, includes an annual administrative fee of $50 and an annual Facility fee of .20%. The one-month LIBOR at June 30, 1999 was 5.1%. As of June 30, 1999, the amount drawn on the Facility was $28,012. The Facility is subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Operating Partnership is currently in compliance with all of the covenants in the Facility concerning its indebtedness.

As of December 31, 1998, the Operating Partnership had a $200,000 short-term Bank Facility outstanding. This short-term Bank Facility carried interest at LIBOR plus .65% and matured November 1999. During the quarter ended June 30, 1999 the Operating Partnership paid down the Bank Facility in its entirety.

In May 1999, the Operating Partnership issued $400,000 of investment grade rated unsecured notes (the "May 1999 Notes") in two tranches: $200,000 of 6.80% notes due May 1, 2004 priced to yield 6.83% and $200,000 of 7.25% notes due May 1, 2009 priced to yield 7.27%. Net proceeds of approximately $397,000 from the offering were used to repay amounts outstanding under the Facility and Bank Facility.

In conjunction with the issuance of the May 1999 Notes, the Operating Partnership hedged its exposure to pricing benchmarks so that the net cost to the Operating Partnership was 6.74% for the 2004 note and 7.18% for the 2009 note. Once the issuance was completed on the Notes, the Operating Partnership was released of any further obligations under the hedge.

The Operating Partnership's unsecured investment grade notes are subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Operating Partnership is currently in compliance with all of the covenants in the unsecured note agreements governing its indebtedness.

Interest capitalized on the Operating Partnership's properties under development was $5,652 and $10,675 for the three and six months ended June 30, 1999 and $3,613 and $6,585 for the same periods in 1998.

7. PARTNERS' DISTRIBUTIONS PAYABLE

The partner distributions payable at June 30, 1999, and December 31, 1998, represent amounts payable to partners of record. The unit holders of record as of June 30, 1999, and December 31, 1998, are as follows:

                                           June 30, 1999        December 31, 1998
                                           -------------        -----------------
Units:
      General Partner                       63,511,349              61,916,459
      Limited Partners                       8,865,915               8,902,915
      Series A Preferred Units               1,000,000               1,000,000
      Series B Preferred Units               4,250,000               4,250,000
      Series C Preferred Units               6,000,000               6,000,000
      Series D Preferred Units               1,500,000               1,500,000
      Series E Preferred Units               4,000,000               4,000,000
      Preferred Units                        1,516,459               1,721,831

8. PARTNERS' EQUITY

In the first quarter of 1999, 1,176,470 shares of Class C Common Stock were converted into 1,176,470 shares of Common Stock by the shareholder.

9. COMMITMENTS AND CONTINGENCIES

The land on which three of the Operating Partnership's properties are located is owned by Stanford University and is subject to ground leases. The ground leases expire in 2039 and 2040 and unless the leases are extended, the use of the land, together with all improvements, will revert back to Stanford University. The former owners of the three properties prepaid the ground leases through 2011, 2012 and 2017; thereafter, the Operating Partnership will be responsible for the ground lease payments, as defined under the terms of the leases. These ground lease payments have been segregated from the total purchase price of the properties, capitalized as leasehold interests in the accompanying consolidated balance sheet, and are being amortized ratably over the terms of the related original prepayment periods (18 to 24 years).

10. GAIN ON DISPOSITION OF PROPERTY

Gain on disposition of property for the three months ended June 30, 1999 of $4,665 represents the gain on disposition of five properties and one land parcel. These properties along with the property disposed of in the first quarter brings the total gain on disposition of property to $9,831 (see note 3).

11. SEGMENT INFORMATION

The Operating Partnership has four reportable segments: Pacific Northwest; North-East Bay, San Francisco/Sacramento, California; Silicon Valley; and Southern California. Each region has a Regional Senior Vice President who is directly responsible for managing all phases of the region's operations including acquisition, development, leasing and property management. Each reportable segment includes both office and industrial properties which are leased to tenants engaged in various types of businesses. The accounting policies of the four regions are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance based upon net operating income from the combined properties in each segment. Each of the four operating regions consists of differing mixes of office and industrial properties. The following table may not be comparable by the regions listed below given the differing mixes of properties within the regions. Significant information used by the Operating Partnership in the reportable segments for the six months ended June 30, 1999 and 1998 is as follows:

                                    Pacific     North-East Bay/      Silicon     Southern
                                   Northwest     Sacramento, CA       Valley     California     Total
                                   ---------    ---------------      --------    ----------    --------
1999 Revenue                        $65,964         $80,620           $71,355      $88,170     $306,109
1998 Revenue                         55,880          63,383            60,403       70,414      250,080
1999 Net Operating Income(1)         47,050          55,921            55,707       56,970      215,648
1998 Net Operating Income(1)         40,968          44,323            46,647       45,016      176,954

(1) Net operating income (NOI) for the properties is calculated by subtracting property related rental expenses and real estate taxes from rental income.

12. SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

                                                                                          Six Months ended
                                                                                               June 30
                                                                                          ------------------
                                                                                           1999        1998
                                                                                          ------      ------
Debt assumed in relation to property acquisitions                                         29,475      23,252
Increase to land and assessment bonds payable                                                 82       4,196
Write-off of fully depreciated property                                                    3,476       4,660
Write-off of fully amortized deferred financing and leasing costs                            767          --
Restricted Stock grants                                                                    3,473          --
Units issued in connection with property acquisitions                                         --      55,420
Property acquired through the issuance of Common Stock                                        --       6,900

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

RESULTS OF OPERATIONS

The following comparison is of the Operating Partnership's consolidated operations for the three and six month periods ended June 30, 1999, as compared to the corresponding periods ended June 30, 1998.

                                           THREE MONTHS ENDED JUNE 30,
                                  ----------------------------------------------
                                   1999        1998      $ CHANGE      % CHANGE
                                  ------      ------     --------      --------
Rental Revenues
    1998 Core Portfolio           $115.7      $106.2      $  9.5           8.9%
    1998 Acquisitions               28.6        20.8         7.8          37.5
    1999 Acquisitions                1.8          --         1.8         100.0
    Developments                    10.1         3.0         7.1         236.7
    Dispositions                     0.7         2.4        (1.7)        (70.8)
                                  ------      ------      ------        ------
                                  $156.9      $132.4      $ 24.5          18.5%
                                  ======      ======      ======        ======

For the quarter ended June 30, 1999 rental revenues increased by $24.5 million. $9.5 million of the rental revenue increase is primarily due to revenues generated by the "1998 Core Portfolio", defined as properties owned at January 1, 1998 and still owned at June 30, 1999. The increase in the 1998 Core Portfolio revenue during the last twelve months, was attributable to higher roll-over rental rates realized on the renewal and re-leasing of second generation space and increases in occupancies. During the quarter ended June 30, 1999, the Operating Partnership completed 393 lease transactions for the renewal and re-lease of 1.9 million square feet of second generation space.

Properties acquired during 1998 contributed $7.8 million to the rental revenue increase for the quarter. During 1998, the Operating Partnership invested $884.8 million for properties totaling 6.3 million square feet (the "1998 Acquisitions"). The properties were acquired at various dates throughout the year, therefore a full quarters worth of revenue and expense may not be reflected in the quarter ended June 30, 1998.

Properties developed by the Operating Partnership (the "Developments") contributed $7.1 million to the rental revenue increase for the quarter. The Developments include both properties completed and added to the Operating Partnership's portfolio of stabilized properties, as well as properties currently under development. During the three months ended June 30, 1999 the Operating Partnership added three properties totaling 510,927 square feet for an estimated final cost of $39.2 million to the Operating Partnership's portfolio of stabilized properties. Properties are considered stabilized when either a 95.0% occupancy rate has been achieved or eighteen months after shell completion, whichever is sooner. The Developments are occupied at increasing levels throughout the year, therefore the periods presented may not be comparable based on the average percentage occupied during any one quarter.

Properties acquired during the first six months of 1999 (the "1999 Acquisitions") contributed $1.8 million of the increase in rental revenues for the quarter ended June 30, 1999. For the quarter ended June 30, 1999 the Operating Partnership acquired one office property totaling 52,196 square feet for a total investment of $8.8 million. The property was acquired at the end of the quarter and, as such, a full quarters revenue and expense was not recognized during the period. As used herein, the term "total investment" represents the initial purchase price of acquisitions, plus projected costs of certain repositioning and rehab capital expenditures anticipated at the time of purchase.

The increases in rental revenues are partially offset by a decrease of $1.7 million attributable to properties which the Operating Partnership has subsequently disposed of during the six months ended June 30, 1999 or during the year ended December 31, 1998 (the "Dispositions").

                                             SIX MONTHS ENDED JUNE 30,
                                    -------------------------------------------
                                     1999        1998      $ CHANGE    % CHANGE
                                    ------      ------     --------    --------
Rental Revenues
    1998 Core Portfolio             $228.7      $210.7      $ 18.0         8.5%
    1998 Acquisitions                 55.6        29.9        25.7        86.0
    1999 Acquisitions                  2.4          --         2.4       100.0
    Developments                      17.0         4.5        12.5       277.8
    Dispositions                       2.4         4.9        (2.5)      (51.0)
                                    ------      ------      ------      ------
                                    $306.1      $250.0      $ 56.1        22.4%
                                    ======      ======      ======      ======

Rental revenues for the six month period ended June 30, 1999 increased by $56.1 million primarily due to revenues generated by the 1998 Acquisitions of $25.7 million.

The 1998 Core Portfolio contributed $18.0 million of the increase in rental revenues. The increase in the 1998 Core Portfolio revenue during the last twelve months, was attributable to higher roll-over rental rates realized on the renewal and re-leasing of second generation space and increases in occupancies. During the six months ended June 30, 1999 the Operating Partnership completed 783 lease transactions for the renewal and re-lease of 3.6 million square feet of second generation space. On average, year-to-date, the new effective rates were 36.0% higher than the expiring coupon rent.

The Developments contributed $12.5 million to the rental revenue increase for the six months ended June 30, 1999. At June 30, 1999, the Operating Partnership has a current development pipeline of 2.9 million square feet representing a total projected cost of $396.3 million. Certain properties in the development pipeline are shell complete and are partially occupied but are not yet considered stabilized.

The 1999 Acquisitions contributed $2.4 million to 1999 rental revenues. During the six months ended June 30, 1999 the Operating Partnership has acquired three office properties totaling 445,935 square feet for a total investment of $69.8 million.

The increases in rental revenues are partially offset by a decrease of $2.5 million attributable to the Dispositions.

                                THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                               -------------------------------    ----------------------------------
                                                  CHANGE                               CHANGE
                                              ----------------                     -----------------
                               1999    1998     $         %       1999    1998        $        %
                               ----    ----   -----    -------    ----    -----    ------    -------
Interest and Other Income      $1.8    $6.2   $(4.4)   (71.0)%    $3.3    $13.8    $(10.5)   (76.1)%

Interest and other income decreased due primarily to the reduction in interest income from mortgage loans made to SNI in relation to SNI's 1997 acquisitions of non-core assets (see note 4). The majority of these assets were disposed of during 1998. Additionally interest earned decreased due to lower cash balances period over period. Average cash balances for the three and six month periods ended June 30, 1999 were $27.6 and $24.8 million and for 1998 were $40.0 and $38.1 million.

                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                 ----------------------------      -----------------------------
                                                    CHANGE                            CHANGE
                                                  -----------                      -------------
                                 1999     1998      $     %        1999    1998      $        %
                                 -----   -----    ----   ----      -----   -----   -----    ----
Property Operating Expenses
    Rental Expenses              $35.8   $29.1    $6.7   23.0%     $67.4   $53.5   $13.9    26.0%
    Real Estate Tax               11.5    10.3     1.2   11.7       23.1    19.6     3.5    17.9
                                 -----   -----    ----   ----      -----   -----   -----    ----
                                 $47.3   $39.4    $7.9   20.0%     $90.5   $73.1   $17.4    23.8%
                                 =====   =====    ====   ====      =====   =====   =====    ====

                                 THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                               --------------------------------      -------------------------------
                                                     CHANGE                               CHANGE
                                                 --------------                       --------------
                                1999     1998      $        %        1999    1998       $        %
                               -----    -----    -----    -----      -----   -----    -----    -----
Property Operating Expenses
    1998 Core Portfolio        $32.9    $29.7    $ 3.2     10.8%     $63.0   $58.3    $ 4.7      8.1%
    1998 Acquisitions           10.7      7.9      2.8     35.4       20.7    11.5      9.2     80.0
    1999 Acquisitions            0.6       --      0.6    100.0        0.8      --      0.8    100.0
    Developments                 2.8      1.2      1.6    133.3        5.3     2.0      3.3    165.0
    Dispositions                 0.3      0.6     (0.3)    (0.5)       0.7     1.3     (0.6)   (46.2)
                               -----    -----    -----    -----      -----   -----    -----    -----
                               $47.3    $39.4    $ 7.9     20.0%     $90.5   $73.1    $17.4     23.8%
                               =====    =====    =====    =====      =====   =====    =====    =====
Property Operating Expenses
  as % of Rental Revenues       30.1%    29.8%                        29.6%   29.2%
                               =====    =====                        =====   =====

The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Operating Partnership's portfolio of properties.

Rental revenues net of property operating expenses, referred to as "net operating income," is presented in the following table:

                           THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                          ------------------------------     ------------------------------
                                              CHANGE                            CHANGE
                                          --------------                     --------------
                           1999    1998     $        %       1999    1998      $        %
                          -----   -----   -----    -----     -----   -----   -----    -----
Net Operating Income
    1998 Core Portfolio  $ 82.9   $76.5   $ 6.4      8.4%   $165.6  $152.4   $13.2      9.0%
    1998 Acquisitions      17.6    13.0     4.6     35.4      34.9    18.5    16.4     88.6
    1999 Acquisitions       1.2      --     1.2    100.0       1.6      --     1.6    100.0
    Developments            7.3     1.8     5.5    305.6      11.7     2.5     9.2    368.0
    Dispositions            0.6     1.7    (1.1)   (65.0)      1.8     3.5    (1.7)   (48.6)
                         ------   -----   -----    -----    ------  ------   -----    -----
                         $109.6   $93.0   $16.6     17.8%   $215.6  $176.9   $38.7     21.9%
                         ======   =====   =====    =====    ======  ======   =====    =====

                                            THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                          --------------------------------     ------------------------------
                                                               CHANGE                              CHANGE
                                                           ---------------                     --------------
                                          1999    1998       $        %        1999    1998       $       %
                                          -----   -----    ------   ------     -----   -----   ------  ------
Interest Expense                          $29.9   $30.9    $(1.0)   (3.2)%     $58.7   $60.2   $(1.5)   (2.5)%
Depreciation and Amortization Expense      27.1    22.6      4.5    19.9        52.5    42.2    10.3    24.4
G & A and Other Expense                     5.7     5.0      0.7    14.0        11.4     9.8     1.6    16.3

Interest expense decreased slightly, even as average debt balances slightly increased. This decrease is the net effect of additions to interest expense from additional note offerings which occurred during 1998, offset by lower balances outstanding under the Facility and the Bank Facility and an increase in interest capitalized in relation to the Developments that the Operating Partnership had in process during the three and six months ended June 30, 1999 and 1998. Average outstanding debt was $2.0 billion for the quarter ended June 30, 1999 and $1.9 billion for the quarter ended June 30, 1998. Capitalized interest was $6.0 million for the three months ended June 30, 1999 and $3.6 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, the average debt balances outstanding was $1.9 billion compared to $1.8 billion in 1998. Capitalized interest was $10.7 million for the six months in 1999 and $6.6 million in 1998.

Depreciation and amortization expenses increased by $4.5 million for the three month and $10.3 million for the six month periods ended June 30, 1999, compared with the same periods in 1998, due primarily to the 1999 and 1998 Acquisitions and the Developments.

General and administrative and other expenses increased by $0.7 million and $1.6 million for the three and six month periods ended June 30, 1999 as compared with the same periods in 1998 primarily as a result of the increased number of employees, as well as the costs associated with all employees. On a percentage basis, general and administrative and other expenses were 3.6% and 3.7% of rental revenues for the three and six month periods ended June 30, 1999, as compared with 3.8% and 3.9% for the same periods in 1998, reflecting economies of scale achieved as the Operating Partnership has grown.

During the second quarter of 1999, the Operating Partnership disposed of five industrial properties and one parcel of land resulting in a gain of $4.7 million. This brings the total gain on disposition for the first two quarters of 1999 to $9.8 million on the disposition of seven properties.

Net income before minority interests and disposition of property increased by $8.1 million or 20.0% to $48.7 million for the second quarter of 1999, from $40.6 million for the second quarter of 1998. For the six month period ended June 30, 1999, net income before minority interests and disposition of property increased by $17.7 million or 22.5% to $96.3 million, from $78.6 million for the same period in 1998. The increase in net income is principally due to the 1998 Acquisitions, the 1998 Core Portfolio and the Developments.

LIQUIDITY AND CAPITAL RESOURCES

                                                      SIX MONTHS ENDED JUNE 30,
                                                --------------------------------------
                                                 1999      1998    $ CHANGE   % CHANGE
                                                -------   ------   --------   --------
Cash provided by operating activities           $ 145.6   $152.3   $  (6.7)      (4.4)%
Cash used for investing activities               (125.4)  (696.7)    571.3       82.0
Cash (used) provided by financing activities       (4.6)   550.5    (555.1)    (100.8)

The decrease in cash provided by operating activities is primarily due to a decrease in accounts payable offset by increases in cash provided from the 1998 and 1999 Acquisitions, the Developments and the 1998 Core Portfolio. The decrease in accounts payable is due to timing differences in the pay down of accounts payable balances at the end of each comparable quarter. Cash used for investing activities and cash required for financing activities was significantly lower due to the decrease in the number of acquisitions completed. Cash provided by financing activities decreased by $555.1 million for the first six months of 1999, as compared to the same period in 1998. During the first six months of 1999 cash provided by financing activities consisted primarily of $400.0 million in net proceeds from the issuance of unsecured notes (see below). These increases were offset by the payoff of $200.0 million on the Operating Partnership's Bank Facility, net payments of $72.0 million on the Facility, net payments of $23.8 million on mortgage loans and a $5.6 million reduction related to the payoff of amounts related to properties sold during the second quarter of 1999. Additionally, payments of distributions increased by $17.7 million from $91.8 million to $109.5 million for the first six months of 1999 and 1998. This increase is due to the greater number of common and preferred shares outstanding and the 7.0% increase in the common share distribution rate of $1.22 per share for the first six months of 1999 from $1.14 per share in 1998.

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

At June 30, 1999, the Operating Partnership had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Operating Partnership believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

As of June 30, 1999, the Operating Partnership had $1.8 billion of investment grade rated unsecured debt securities outstanding. The debt securities have interest rates which vary from 6.65% to 8.0%, and maturity dates which range from 2000 to 2027.

The Operating Partnership has a $250.0 million unsecured line of credit facility with interest at LIBOR plus .80%. The Facility matures in August 2001 and has a competitive bid option that allows the Operating Partnership to request bids from the lenders for advances up to $150.0 million. At June 30, 1999, the Operating Partnership had $28.0 million outstanding under the Facility. The Facility is subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Operating Partnership is currently in compliance with all of the covenants in the Facility concerning its indebtedness. During the quarter ended June 30, 1999 the Operating Partnership paid down the Bank Facility which had an outstanding balance of $200.0 million. The Bank Facility carried interest at LIBOR plus 0.65% and was to mature in November 1999.

In addition to the unsecured debt securities and the Facility, the Operating Partnership has $110.8 million of secured indebtedness (the "Mortgages") at June 30, 1999. The Mortgages have interest rates varying from 7.00% to 9.88% and maturity dates from 2001 to 2013. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Operating Partnership also has $10.8 million of assessment bonds outstanding as of June 30, 1999.

In May 1999, the Operating Partnership issued $400.0 million of investment grade rated unsecured notes in two tranches as follows: $200.0 million of 6.8% notes due May 1, 2004 priced to yield 6.83% and $200.0 million of 7.25% notes due May 1, 2009 priced to yield 7.27%. The net proceeds of approximately $397.0 million were contributed to the Operating Partnership to reduce amounts outstanding under the Facility and the Bank Facility.

In conjunction with the issuance of the May 1999 Notes, the Operating Partnership hedged its exposure to pricing benchmarks so that the net cost to the Operating Partnership was 6.74% for the 2004 note and 7.18% for the 2009 note. Once the issuance was completed on the Notes, the Operating Partnership was released of any further obligations under the hedge.

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

Funds from Operations per share is calculated based on weighted average units outstanding of the general and limited partners, including the conversion of all shares of Series A Preferred Units, and the dilutive effect of option equivalents computed using the treasury method.

                       STATEMENT OF FUNDS FROM OPERATIONS
                             (amounts in thousands)

                                                            Three Months Ended              Six Months Ended
                                                          -----------------------       -----------------------
                                                          June 30,       June 30,       June 30,       June 30,
                                                            1999           1998           1999           1998
                                                          --------       --------       --------       --------
Income from operations before disposition
   of property and minority interests:                    $ 48,716       $ 40,630       $ 96,310       $ 78,574
Dividends on Series B Preferred Stock                       (2,510)        (2,510)        (5,020)        (5,020)
Dividends on Series C Preferred Stock                       (2,953)        (2,953)        (5,906)        (5,906)
Dividends on Series E Preferred Stock                       (2,000)          (600)        (4,000)          (600)
Distributions on Preferred Operating
  Partnership Units                                         (2,397)        (2,223)        (4,924)        (3,489)
                                                          --------       --------       --------       --------
  Income from operations after Series B, C and
    E dividends, and Preferred Operating Partnership
    Unit distributions                                      38,856         32,344         76,460         63,559
                                                          --------       --------       --------       --------
Add:
  Depreciation and Amortization                             26,727         22,404         51,830         41,769
  Other, net                                                   289            (14)           328            (28)
                                                          --------       --------       --------       --------
    Funds from Operations before Straight-line rent         65,872         54,734        128,618        105,300
                                                          --------       --------       --------       --------
  Straight-line rent                                        (2,675)        (1,508)        (5,223)        (3,148)
                                                          --------       --------       --------       --------
  Funds from Operations                                   $ 63,197       $ 53,226       $123,395       $102,152
                                                          ========       ========       ========       ========
Weighted average diluted unit equivalents
   outstanding                                              74,233         72,883         74,077         71,348
                                                          ========       ========       ========       ========

OTHER DISCLOSURE

Year 2000 Compliance

Certain matters discussed within this year 2000 compliance disclosure are forward-looking statements within the meaning of the federal securities law. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.

The Operating Partnership utilizes information technology (IT) systems such as computer hardware, software, and operating systems which are used for its financial and accounting business systems, as well as for property management and administrative functions. The Operating Partnership also utilizes systems within its real estate facilities that may contain date sensitive software and/or data sensitive imbedded micro-processors.

To evaluate the impact of Year 2000 compliance on its operations, the Operating Partnership established a Year 2000 task force. The task force consulted with the Operating Partnership's IT department, the Operating Partnership's regional facilities managers, and an outside consulting group to determine the impact to the Operating Partnership's IT and facility systems.

The Operating Partnership's IT department inventoried all IT administrative hardware and software to assess the business risk of each item. Manufacturers and/or suppliers were contacted to determine Year 2000 compliance. Hardware and software with high business risk, based on the manufacturer's and/or supplier's assurances, do not appear to present Year 2000 issues.

The Task Force, together with the regional facilities managers, have inventoried each facility for all systems that may contain date sensitive software and/or date sensitive imbedded microprocessors. Manufacturers and/or suppliers have been contacted to determine which systems are Year 2000 compliant. Where non-compliance was detected, recommendations for solutions to potential problems were requested and implemented. Approximately 95% of all facilities modifications have been completed. Final testing of all facilities is under way and is scheduled to be complete by the end of the third quarter of 1999.

The Operating Partnership has engaged a third-party engineering firm to conduct testing of a sampling of the facilities to evaluate the validity of the Operating Partnership's Year 2000 compliance efforts with respect to facility systems. The completion of the third-party audit is also due to be complete by the end of the third quarter.

In the event of unforeseen failure of any facility-related systems, due to a Year 2000 issue, contingency plans are in place and include the planned deployment of teams consisting of regional facility managers, facility engineers and customer service personnel, which would manually override any such facility system in a timely manner.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Operating Partnership uses fixed and variable rate debt to finance its operations. The information below summarizes the Operating Partnership's market risks associated with debt outstanding as of June 30, 1999. The following table presents principal cash flows and related weighted average interest rates by year of maturity.

                             EXPECTED MATURITY DATE
                                  (in millions)

                           1999       2000         2001         2002        2003     THEREAFTER       TOTAL
                           ----      ------       ------       ------       ----     ----------      --------
Fixed Rate Debt            $ --      $100.0       $162.3       $110.0       $ --      $1,575.0       $1,947.3
Average Interest Rate        --        6.65%        7.21%        6.95%        --          7.21%          7.17%
Variable Rate Debt           --          --       $ 28.0           --         --            --       $   28.0
Average Interest Rate        --          --         5.99%          --         --            --           5.99%

The carrying amount of the Operating Partnership's debt approximates fair value. The Operating Partnership's fixed and variable rate debt is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." At June 30, 1999, the Operating Partnership had no interest rate caps or swaps. In conjunction with the issuance of the May 1999 Notes, the Operating Partnership hedged its exposure to pricing benchmarks so that the net cost to the Operating Partnership was 6.74% for the 2004 note and 7.18% for the 2009 note. Once the issuance was completed on the Notes, the Operating Partnership was released of any further obligations under the hedge. All of the Operating Partnership's debt is denominated in United States dollars. The Operating Partnership's risk management policies do not provide for the utilization of financial instruments for trading purposes and only minimal use for hedging purposes.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A)   Exhibits

      The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

     Exhibit
     Number
     -------
      12.1       Statement of Computation of Ratio of Earnings to Combined Fixed Charges
                 and Preferred Dividends

      27.1       Article 5 Financial Data Schedule (EDGAR Filing Only)

(B)   Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                          Spieker Properties, L.P.
                                          (Registrant)

Dated: August 13, 1999                    /s/  Elke Strunka
                                          --------------------------------------
                                          Elke Strunka
                                          Vice President and
                                          Principal Accounting Officer

                               INDEX TO EXHIBITS

     Exhibit
     Number
     -------
      12.1       Statement of Computation of Ratio of Earnings to Combined Fixed Charges
                 and Preferred Dividends

      27.1       Article 5 Financial Data Schedule (EDGAR Filing Only)