Form 10-Q
period 1999-09-30
SPIEKER PROPERTIES L P
filed 1999-11-15
CIK 1002575

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                       COMMISSION FILE NUMBER 33-98372-01


                            SPIEKER PROPERTIES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            CALIFORNIA                                   94-3188774
-----------------------------------         ------------------------------------
  (State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                     Identification No.)


  2180 SAND HILL ROAD, MENLO PARK, CA                       94025
----------------------------------------       ---------------------------------
(Address of principal executive offices)                  (Zip code)


                                 (650) 854-5600
                                 --------------
              (Registrant's telephone number, including area code)

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

                            SPIEKER PROPERTIES, L.P.

            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS





                                                                                       Page No.
                                                                                       --------
PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements (unaudited) ............................................   3

           Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998 ..   4
           Consolidated Statements of Operations for the Three and Nine months ended
             September 30, 1999 and 1998 ...............................................   6
           Consolidated Statement of Partners' Capital for the Nine months ended
             September 30, 1999 ........................................................   7
           Consolidated Statements of Cash Flows for the Nine months ended
             September 30, 1999 and 1998 ...............................................   8
           Notes to Consolidated Financial Statements ..................................   9

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...................................................  16

   Item 3. Quantitative and Qualitative Disclosures About Market Risk ..................  22

PART II.   OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K ............................................  23
   Signatures ..........................................................................  24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


Attached are the following unaudited financial statements of Spieker Properties, L.P. (the "Operating Partnership"):

     (i) Consolidated Balance Sheets as of September 30, 1999, and December 31, 1998
     (ii) Consolidated Statements of Operations for the Three and Nine months ended September 30, 1999 and 1998 (iii) Consolidated Statement of Partners' Capital for the Nine months ended September 30, 1999
     (iv) Consolidated Statements of Cash Flows for the Nine months ended September 30, 1999 and 1998
     (v)  Notes to Consolidated Financial Statements

The financial statements referred to above should be read in conjunction with the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 and Report on Form 10-Qs for the three month period ended March 31, 1999 and for the six month period ended June 30, 1999.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999, AND DECEMBER 31, 1998
                        (unaudited, dollars in thousands)

                                     ASSETS


                                                                     September 30,        December 31,
                                                                         1999                1998
                                                                      -----------         -----------
INVESTMENTS IN REAL ESTATE
  Land, land improvements and leasehold interests                     $   794,757         $   770,670
  Buildings and improvements                                            3,064,332           2,924,290
  Construction in progress                                                195,842             255,710
                                                                      -----------         -----------
                                                                        4,054,931           3,950,670
  Less - Accumulated depreciation                                        (291,758)           (240,778)
                                                                      -----------         -----------
                                                                        3,763,173           3,709,892
                                                                      -----------         -----------
  Land held for investment                                                131,705             131,530
  Investments in mortgages                                                 18,725              28,069
  Properties held for disposition, net                                    154,554              72,537
                                                                      -----------         -----------

     Net investments in real estate                                     4,068,157           3,942,028

CASH AND CASH EQUIVALENTS                                                  20,166               4,916

ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts of
  $1,859 as of September 30, 1999 and $894 as of December 31, 1998          4,983               9,416


DEFERRED RENT RECEIVABLE                                                   20,321              12,746

RECEIVABLE FROM AFFILIATES                                                    403                 183

DEFERRED FINANCING AND LEASING COSTS, net of accumulated
  amortization of $19,550 as of September 30, 1999 and $14,539
  as of December 31, 1998                                                  50,629              44,607

FURNITURE, FIXTURES AND EQUIPMENT, net                                      4,913               4,495

PREPAID EXPENSES, DEPOSITS ON PROPERTIES AND OTHER ASSETS
                                                                           12,609              17,616

INVESTMENT IN AFFILIATES                                                   20,671              20,863
                                                                      -----------         -----------

                                                                      $ 4,202,852         $ 4,056,870
                                                                      ===========         ===========

 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999, AND DECEMBER 31, 1998
              (unaudited, dollars in thousands, except share data)

                        LIABILITIES AND PARTNERS' CAPITAL

                                                                        September 30,     December 31,
                                                                            1999              1998
                                                                         ----------        ----------
DEBT
  Unsecured notes                                                        $1,836,500        $1,436,500
  Unsecured short-term borrowings                                            28,012           300,000
  Mortgage loans                                                            101,301           110,698
                                                                         ----------        ----------
     Total debt                                                           1,965,813         1,847,198
                                                                         ----------        ----------

ASSESSMENT BONDS PAYABLE                                                     10,635            11,339
ACCOUNTS PAYABLE                                                             11,948            24,938
ACCRUED REAL ESTATE TAXES                                                    15,524             2,251
ACCRUED INTEREST                                                             41,513            25,263
UNEARNED RENTAL INCOME                                                       26,320            22,635
DIVIDENDS AND DISTRIBUTIONS PAYABLE                                          47,715            44,728
OTHER ACCRUED EXPENSES AND LIABILITIES                                       63,440            56,704
                                                                         ----------        ----------
  Total liabilities                                                       2,182,908         2,035,056
                                                                         ----------        ----------

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' CAPITAL
  General Partner, including a liquidation preference of $381,250
   as of September 30, 1999 and December 31, 1998                         1,754,008         1,723,462
  Limited Partners                                                          265,936           298,352
                                                                         ----------        ----------
  Total Partners' Capital                                                $4,202,852        $4,056,870
                                                                         ==========        ==========



 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
             (unaudited, dollars in thousands, except share amounts)


                                                       Three Months Ended           Nine Months Ended
                                                          September 30                 September 30
                                                      ---------------------       --------------------
                                                        1999         1998           1999          1998
                                                      --------     --------       --------      ------
REVENUES
  Rental income                                       $163,005     $143,139       $469,114      $393,219
  Interest and other income                              1,595        2,651          4,867        16,495
                                                      --------     --------       --------      --------
                                                       164,600      145,790        473,981       409,714
                                                      --------     --------       --------      --------
OPERATING EXPENSES
  Rental expenses                                       37,937       34,218        105,350        87,694
  Real estate taxes                                     12,798       11,076         35,846        30,726
  Interest expense, including amortization of
   finance costs                                        30,678       28,613         89,388        88,811
  Depreciation and amortization                         29,327       24,191         81,832        66,423
  General and administrative and other expenses          5,906        4,430         17,301        14,225
                                                      --------     --------       --------      --------
                                                       116,646      102,528        329,717       287,879
                                                      --------     --------       --------      --------
  Income from operations before disposition of
   real estate                                          47,954       43,262        144,264       121,835
                                                      --------     --------       --------      --------

GAIN ON DISPOSITION OF REAL ESTATE                       6,159        1,417         15,990        17,132
                                                      --------     --------       --------      --------

  Net Income                                            54,113       44,679        160,254       138,967
                                                      --------     --------       --------      --------

  Preferred Operating Partnership Unit
   Distributions                                        (1,538)      (2,527)        (6,463)       (6,016)
                                                      ---------    ---------      ---------     ---------
  Preferred Dividends:
  Series A Preferred Stock                                (744)        (695)        (2,232)       (2,085)
  Series B Preferred Stock                              (2,510)      (2,510)        (7,530)       (7,530)
  Series C Preferred Stock                              (2,953)      (2,953)        (8,859)       (8,859)
  Series E Preferred Stock                              (2,000)      (2,000)        (6,000)       (2,600)
                                                      --------     --------       --------      --------

  Net income available to general and limited
   partners                                           $ 44,368     $ 33,994       $129,170      $111,877
                                                      ========     ========       ========      ========

  General Partners                                    $ 39,004     $ 29,786       $113,348      $ 98,645
                                                      --------     --------       --------      --------
  Limited Partners                                    $  5,364     $  4,208       $ 15,822      $ 13,232
                                                      --------     --------       --------      --------
     Total                                            $ 44,368     $ 33,994       $129,170      $111,877
                                                      ========     ========       ========      ========

NET INCOME PER COMMON OPERATING PARTNERSHIP UNIT
  Basic earnings per unit                             $    .60     $    .47       $   1.78      $   1.60
                                                      ========     ========       ========      ========
  Diluted earnings per unit                           $    .60     $    .47       $   1.76      $   1.58
                                                      ========     ========       ========      ========

  DISTRIBUTIONS PER COMMON OPERATING PARTNERSHIP
   UNIT
  General Partner                                     $    .61     $    .57       $   1.83      $   1.72
                                                      ========     ========       ========      ========
  Limited Partners                                    $    .61     $    .57       $   1.83      $   1.71
                                                      ========     ========       ========      ========

 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
               (unaudited, dollars in thousands, except unit data)


                                                General     Limited
                                                Partner     Partner      General     Limited
                                                 Units       Units       Partner     Partners      Total
                                              ----------   ---------    ----------   --------    ----------
BALANCE AT DECEMBER 31, 1998                  63,092,929   8,902,915    $1,723,462   $298,352    $2,021,814

 Conversion of Operating Partnership Units
   and Preferred Operating Partnership
   Interest  to Common Stock                   1,462,203     (37,000)       53,859    (55,327)       (1,468)
 Restricted Stock Grant                           99,458                     3,473                    3,473
 Restricted Stock Grant - Deferred
   Compensation                                                             (3,473)                  (3,473)
 Exercise of stock options                        95,300                     2,083                    2,083
 Amortization of deferred compensation                                       1,460                    1,460
 Allocation of Operating Partnership interest                              (23,369)    23,369             -
 Partner distributions                                                    (141,456)   (22,743)     (164,199)
 Net income                                                                137,969     22,285       160,254
                                              ----------   ---------    ----------   --------    ----------

BALANCE AT SEPTEMBER 30, 1999                 64,749,890   8,865,915    $1,754,008   $265,936    $2,019,944
                                              ==========   =========    ==========   ========    ==========

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
                     1998 (unaudited, dollars in thousands)


                                                                                Nine Months Ended
                                                                                   September 30
                                                                        ---------------------------------
                                                                            1999                  1998
                                                                        -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                            $   160,254           $   138,967
  Adjustments to reconcile net income to net cash provided by operating activities-
  Depreciation and amortization                                              81,832                66,423
  Amortization of discount and deferred financing costs                       1,747                 1,675
  Loss from affiliate                                                           192                    --
  Non-cash compensation                                                         736                    63
  Gain on disposition of real estate                                        (15,990)              (17,132)
  Increase in accounts receivable and other assets                           (2,075)               (4,350)
  (Increase) decrease in receivable from related parties                       (220)                  294
  Decrease in assessment bonds payable                                         (728)                 (798)
  (Decrease) increase in accounts payable and other accrued
   expenses and liabilities                                                    (735)               21,043
  Increase in accrued real estate taxes                                      13,274                12,132
  Increase in accrued interest                                               16,250                10,304
                                                                        -----------           -----------
     Net cash provided by operating activities                              254,537               228,621
                                                                        -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties                                                  (245,002)           (1,039,222)
  Reductions to deposits on properties, net                                   3,123                39,181
  Additions to investment in mortgages                                           --               (11,610)
  Additions to investment in affiliates                                          --                (8,574)
  Additions to leasing costs                                                (11,669)              (12,282)
  Proceeds from disposition of real estate                                   88,618               314,130
  Distributions from affiliates                                                  --                31,670
                                                                        -----------           -----------
     Net cash used for investing activities                                (164,930)             (686,707)
                                                                        -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt                                                        570,000             1,021,500
  Payments on debt                                                         (480,930)             (697,809)
  Payments of financing fees, net of hedging proceeds                        (1,311)               (3,246)
  Payments of distributions                                                (164,199)             (144,182)
  Capital contributions-Preferred Stock, net of issuance costs                   --                96,401
  Capital contributions-Common Stock, net of issuance costs                      --               102,534
  Capital contributions-Stock Options exercised                               2,083                 6,405
  Proceeds from sale of Operating Partnership Units                              --                73,125
                                                                        -----------           -----------
     Net cash (used for) provided by financing activities                   (74,357)              454,728
                                                                        -----------           -----------
     Net increase (decrease) in cash and cash equivalents                    15,250                (3,358)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              4,916                22,628
                                                                        -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    20,166           $    19,270
                                                                        ===========           ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for interest                                                $    87,328           $    87,921

 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 and 1998
                        (unaudited, dollars in thousands)


1. ORGANIZATION AND BASIS OF PRESENTATION

Spieker Properties, L.P. (the "Operating Partnership") a California limited partnership, was formed on November 10, 1993 and commenced operations on November 19, 1993, when Spieker Properties, Inc. (the "Company"), the general partner in the Operating Partnership, completed its initial public offering ("IPO") on November 18, 1993. As of September 30, 1999, the Company owned an approximate 88.2 percent general partnership interest in the Operating Partnership.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The Operating Partnership's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of September 30, 1999, and December 31, 1998, and their consolidated results of operations and cash flows for the three and nine months ended September 30, 1999 and 1998. The Operating Partnership's investment in Spieker Northwest, Inc. (an unconsolidated Preferred Unit subsidiary) and its investment in Spieker Griffin/W9 Associates, LLC are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Interim Financial Information

The consolidated financial statements as of, and for the three and nine months ended September 30, 1999 and 1998, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Operating Partnership believes that adequate disclosures have been made.

The interim results for the three and nine months ended September 30, 1999 and 1998, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 and Form 10-Qs for the three month period ended March 31, 1999 and for the six month period ended June 30, 1999.

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

Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Operating Partnership on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparables or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of September 30, 1999, and December 31, 1998, none of the carrying values of the properties exceeded their estimated fair values. As of September 30, 1999, and December 31, 1998, the properties are located primarily in California and the Pacific Northwest. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn where these properties are located.

The Operating Partnership owns mortgage loans that are secured by real estate. As of September 30, 1999, all of the loans are with an affiliate of the Operating Partnership (see note 4). The Operating Partnership assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of September 30, 1999, the estimated fair value of the underlying real estate was in excess of the Operating Partnership's book value of the mortgage loans.

Construction in Progress

Project costs, not including land costs, clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other costs are capitalized during the period in which the property is under construction and until all activities related to the property's development are complete.

Land Held for Investment

The Operating Partnership has incurred costs related to land parcels that are either held for investment or are in a design and approval process. As of September 30, 1999, approximately $32.9 million of construction in progress is associated with these land parcels.

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

Revenues

All leases are classified as operating leases. Rental income is recognized on the straight-line basis over the terms of the leases. Deferred rent receivable represents the excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions. Unearned rental income represents rental obligations prepaid to the Operating Partnership.

Interest and Other Income

Interest and other income includes interest income on cash, cash equivalents, and investments in mortgages and management fee income.

Net Income Per Unit

Per unit amounts for the Operating Partnership are computed using the weighted average units outstanding during the period. Additionally, earnings used in the calculation are reduced by distributions owed to Series A, B, C and E preferred unit holders. The diluted weighted average units outstanding include the dilutive effect of options and other unit equivalents. The computation of the diluted earnings per unit for the three and nine months ended September 30, 1999 and 1998 does not include WCB Preferred units due to their antidilutive effect. The basic and diluted weighted average general partner units and limited partners' units outstanding for the three and nine months ended September 30, 1999 and 1998, are as follows:

                           Basic Weighted Average     Diluted Weighted Average
                            General Partner Units      General Partner Units
                            ---------------------      ---------------------
Three months ended:
  September 30, 1999             64,473,256                   65,243,805
  September 30, 1998             62,976,362                   63,593,983

Nine months ended:
  September 30, 1999             63,677,475                   64,410,356
  September 30, 1998             61,787,427                   62,618,310


                           Basic Weighted Average     Diluted Weighted Average
                            Limited Partner Units      Limited Partner Units
                            ---------------------      ---------------------
Three months ended:
  September 30, 1999              8,865,915                    8,865,915
  September 30, 1998              8,825,744                    8,825,744

Nine months ended:
  September 30, 1999              8,868,681                    8,868,681
  September 30, 1998              8,283,192                    8,283,192


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

3. ACQUISITIONS AND DISPOSITIONS

The Operating Partnership acquired the following properties (the "1999 Acquisitions") during the nine months ended September 30, 1999:

                                                   Property  Total Rentable   Initial
  Project Name                Location             Type(1)   Square Feet      Cost(2)
  ------------                --------             --------   -----------     --------
  Oakbrook Plaza              Laguna Hills, CA         O       119,847        $ 18,527
  Eastgate Office Park        Bellevue, WA             O       273,892          40,392
  Governor Executive Centre   San Diego, CA            O        52,196           8,263
  First Financial Center      Ontario, CA              O        80,406           8,703


(1) "O" indicates office property.

(2) Represents the initial acquisition costs of the properties and excludes any estimated repositioning costs.


During the nine months ended September 30, 1998, the Operating Partnership acquired 6,040,876 square feet of office and industrial property at an initial cost of $800,479 (the "1998 Acquisitions"). In addition, the acquisitions for the nine months ended September 30, 1998, included approximately 48.6 acres of land held for future development and redevelopment at the initial cost of $86,202. The 1999 and 1998 Acquisitions were recorded using the purchase method of accounting.

During the nine months ended September 30, 1999, the Operating Partnership acquired four parcels of land for development. The initial cost of these parcels was $46,633. During the nine months ended September 30, 1998, the Operating Partnership acquired twelve parcels of land for development. The initial cost of these twelve parcels was $62,430.

The Operating Partnership disposed of the following investments in real estate (the "1999 Dispositions") during the nine months ended September 30, 1999.

                                                                    Property    Total Rentable
         Project Name                    Location                   Type(1)      Square Feet
         ------------                    --------                   --------     -----------
         Biltmore Commerce Center        Phoenix, AZ                    O          262,875
         Overland Court Land             Sacramento, CA                 L              N/A
         Ryan Ranch Industrial           Monterey, CA                   I           26,500
         Grandview Drive                 South San Francisco, CA        I           36,400
         Commerce Pointe                 Ontario, CA                    I          113,631
         Progress Industrial Park        San Diego, CA                  I          123,275
         Coral Tree Commerce Center      San Diego, CA                  I          130,866
         Ontario Commerce Land II        Ontario, CA                    L              N/A
         Benicia Industrial Park         Benicia, CA                    I           43,776
         Airport Office Mortgage         San Jose, CA                   M              N/A


(1) O- Office; I- Industrial; L- Land, M- Mortgage


The aggregated disposition proceeds for land, mortgage, and properties were $20,256 for the three months and $91,099 for the nine months ended September 30, 1999, including $5,170 for a condemnation gain recognized in the first quarter of 1999.

During the nine months ended September 30, 1998, the Operating Partnership disposed of one retail property, two office properties and three industrial properties for $65,528 (the "1998 Dispositions").

4. TRANSACTIONS WITH AFFILIATES

Revenues and Expenses

The Operating Partnership received $276 for the three months ended September 30, 1999 and $876 for the nine months ended September 30, 1999 and $341 and $2,197 for the same periods in 1998, for management services provided to certain properties that are controlled and operated by either Spieker Northwest, L.P. or Spieker Partners related entities (collectively, "Spieker Partners") and Spieker Griffin/W9 Associates, LLC. Certain officers of Spieker Properties, Inc. are partners in Spieker Partners.

Receivable From Affiliates

The $403 receivable from affiliates at September 30, 1999, and the $183 at December 31, 1998, represents management fees and reimbursements due from Spieker Northwest, L.P., Spieker Griffin/W9 Associates, LLC and Spieker Partners.

Investments in Mortgages

Included in Investments in Mortgages of $18,725 at September 30, 1999 and $28,069 at December 31, 1998 are loans to Spieker Northwest, L.P. (SNI). The loans are secured by deeds of trust on real property, bear interest at 8.5%, and mature in 2012. Interest income of $342 and $1,027 related to these mortgages is included in interest and other income for the three and nine months ended September 30, 1999 and $1,160 and $10,369 is included in interest and other income for same periods in 1998.

Investment in Affiliate

The investment in affiliate represents an investment in SNI. The Operating Partnership owns 95% of the non-voting Preferred Stock of SNI. Certain senior officers and one former officer of the Company own 100% of the voting stock of SNI. At September 30, 1999, SNI owned 225,815 square feet of office and industrial property located in California. In addition, SNI owns 1 parcel of land totaling 3.4 acres. Certain of these properties are held for sale at September 30, 1999. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

Additionally, investment in affiliates represents the 12.5% common interest and 37.5% preferred interest in Spieker Griffin/W9 Associates, LLC. Spieker Griffin/W9, LLC Associates owns a 535,000 square foot office complex, located in Orange County, California, which is managed by the Company.

5. PROPERTIES HELD FOR DISPOSITION

The Operating Partnership continues to review its portfolio and its long-term strategy for properties. The Operating Partnership will dispose of, over time, assets that do not have a strategic fit with the portfolio. Included in properties held for disposition of $154,554 at September 30, 1999, are seventeen properties and one land parcel. One industrial property is located in Northern California, one industrial property and one land parcel are located in Southern California, fourteen industrial properties and one office property are located in the Pacific Northwest. The divestiture of the properties held for disposition is subject to identification of a purchaser, negotiation of acceptable terms and other customary conditions.

The following summarizes the condensed results of operations of the properties held for disposition at September 30, 1999 for the nine months ended September 30, 1999 and 1998. Some properties held for disposition were acquired during the periods presented, therefore the Net Operating Income for these periods may not be comparable.

                                             1999               1998
                                           --------           --------
      Revenues                             $ 20,632           $ 18,811
      Property Operating Expenses(1)         (4,418)            (4,088)
                                           --------           --------
      Net Operating Income                 $ 16,214           $ 14,723
                                           ========           ========

(1) Property Operating Expenses includes, property related rental expenses and real estate taxes.

6. DEBT

As of September 30, 1999, debt consists of the following:

                                                                                            1999
                                                                                         ----------
      Unsecured investment grade notes, varying fixed interest rates from 6.65%
         to 8.00% payable semi-annually, due from 2000 to 2027                           $1,836,500
      Unsecured short-term borrowings (see "Facility" below), due 2001                       28,012
      Mortgage loans, varying interest rates from 7.00% to 9.88%, due
         2001 to 2013(1)                                                                    101,301
                                                                                         ----------
                                                                                         $1,965,813
                                                                                         ==========


(1) Mortgage loans generally require monthly principal and interest payments.

The Operating Partnership has a $250,000 Unsecured Line of Credit Facility (the "Facility") which matures in August 2001. The Facility carries interest at the London Interbank Offering Rate ("LIBOR") plus 0.80%. The one-month LIBOR at September 30, 1999 was 5.1%. The Facility also includes an annual administrative fee of $50 and an annual Facility fee of 0.20%. The Facility is subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Operating Partnership is currently in compliance with all of the covenants of the Facility concerning its indebtedness.

The Operating Partnership's unsecured investment grade notes are subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Operating Partnership is currently in compliance with all of the covenants in the unsecured note agreements governing its indebtedness.

Interest capitalized on the Operating Partnership's properties under development was $5,311 and $15,986 for the three and nine months ended September 30, 1999 and $4,505 and $11,090 for the same periods in 1998.

7. PARTNERS' DISTRIBUTIONS PAYABLE

The partner and distributions payable at September 30, 1999, and December 31, 1998, represent amounts payable to partners of record. The unit holders of record as of September 30, 1999, and December 31, 1998, are as follows:

                                                  September 30,       December 31,
                                                      1999                1998
                                                   ----------          ----------
      Units:
           General Partner                         64,749,890          61,916,459
           Limited Partner                          8,865,915           8,902,915
           Series A Preferred Units                 1,000,000           1,000,000
           Series B Preferred Units                 4,250,000           4,250,000
           Series C Preferred Units                 6,000,000           6,000,000
           Series D Preferred Units                 1,500,000           1,500,000
           Series E Preferred Units                 4,000,000           4,000,000
           Preferred Operating Partnership Units      154,106           1,721,831

8. PREFERRED OPERATING PARTNERSHIP UNITS

During the third quarter of 1999, 1,362,353 of Convertible Preferred Operating Partnership Units were converted to 1,238,503 shares of Common Stock.

9. PARTNERS' EQUITY

In the first quarter of 1999, 1,176,470 shares of Class C Common Stock were converted into 1,176,470 shares of Common Stock by the shareholder.

10. COMMITMENTS AND CONTINGENCIES

The land on which three of the Operating Partnership's properties are located is owned by Stanford University and is subject to ground leases. The ground leases expire in 2039 and 2040 and unless the leases are extended, the use of the land, together with all improvements, will revert back to Stanford University. The former owners of the three properties prepaid the ground leases through 2011, 2012 and 2017; thereafter, the Operating Partnership will be responsible for the ground lease payments, as defined under the terms of the leases. These prepaid ground lease payments have been segregated from the total purchase price of the properties, capitalized as leasehold interests in the accompanying consolidated balance sheets, and are being amortized ratably over the terms of the related original prepayment periods (18 to 24 years).

11. GAIN ON DISPOSITION OF REAL ESTATE

Gain on disposition of real estate for the three months ended September 30, 1999 of $6,159 represents the gain on the disposition of one industrial property, one parcel of land and a gain recognized on a mortgage held by the Operating Partnership, which was repaid by the borrower. The property, the land, the mortgage and a condemnation gain recorded in the first quarter of 1999 along with the properties and land parcels disposed of in the first six months of 1999 brings the total gain on disposition of real estate to $15,990 for the nine months ended September 30, 1999 (see note 3 to the consolidated financial statements).

12. SEGMENT INFORMATION

The Operating Partnership has four reportable segments: Pacific Northwest; North-East Bay/Sacramento, California; Silicon Valley; and Southern California. Each region has a Regional President who is directly responsible for managing all phases of the region's operations including acquisition, development, leasing and property management. Each reportable segment includes both office and industrial properties which are leased to tenants engaged in various types of businesses. The accounting policies of the four regions are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance based upon the combined net operating income of the properties in each segment. Each of the four operating regions consists of differing mixes of office and industrial properties. The revenue and net operating income for the regions is not comparable, given the differing mixes of properties within the regions. Significant information used by the Operating Partnership in the reportable segments for the nine months ended September 30, 1999 and 1998 is as follows:

                                       Pacific       North-East Bay/      Silicon          Southern
                                      Northwest      Sacramento, CA        Valley          California           Total
                                      ---------      --------------        ------          ----------           -----
1999 Revenue                          $100,581          $124,636          $108,569          $135,328          $469,114
1998 Revenue                            86,580           101,445            93,413           111,781           393,219
1999 Net Operating Income(1)            72,078            85,795            84,345            85,700           327,918
1998 Net Operating Income(1)            62,755            70,341            71,549            70,154           274,799

(1) Net operating income (NOI) for the properties is calculated by subtracting property related rental expenses and real estate taxes from rental income.

13. SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

                                                                               Nine Months Ended
                                                                                  September 30
                                                                           ------------------------
                                                                            1999             1998
                                                                           -------          -------
Debt assumed in relation to property acquisitions                          $29,475          $23,623
Increase to land and assessment bonds payable                                  206               --
Write-off of fully depreciated property                                      3,686            6,884
Write-off of fully depreciated furniture fixtures and equipment                328              167
Write-off of fully amortized deferred financing and leasing costs            1,246            1,947
Units issued in connection with property acquisitions                           --           65,395
Property acquired through the issuance of Common Stock                          --            6,900


14. SUBSEQUENT EVENTS

Subsequent to September 30, 1999, the Company in conjunction with eight other real estate companies and Kleiner Perkins Caufield & Byers, a leading venture capital firm, formed Broadband Office, Inc., a national telecommunications company, for the purpose of providing voice and data communication services to customers in their respective office buildings across the country. All start-up costs are being contributed by Kleiner Perkins, and no capital costs have been contributed by the Company. The Company owns approximately 8 percent of the voting stock of Broadband Office, Inc.

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

RESULTS OF OPERATIONS

The following comparison is of the Operating Partnership's consolidated operations for the three and nine month periods ended September 30, 1999, as compared to the corresponding periods ended September 30, 1998.

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                ----------------------------------------------------------
Rental Revenues                  1999             1998           $ CHANGE         % CHANGE
---------------                 ----------------------------------------------------------
   1998 Core Portfolio          $ 119.7          $ 111.0          $   8.7              7.8%
   1998 Acquisitions               30.1             25.2              4.9             19.4
   1999 Acquisitions                2.3               --              2.3               --
   Developments                    10.9              4.7              6.2            131.9
   Dispositions                      --(1)           2.2             (2.2)              --
                                ----------------------------------------------------------
                                $ 163.0          $ 143.1          $  19.9             13.9%
                                ==========================================================

(1) Reflects the minimal amount of income associated with Dispositions for the three months ended September 30, 1999.


For the quarter ended September 30, 1999 rental revenues increased by $19.9 million. $8.7 million of the rental revenue increase is primarily due to revenues generated by the "1998 Core Portfolio", defined as properties owned at January 1, 1998 and still owned at September 30, 1999. The increase in the 1998 Core Portfolio revenue during the last twelve months, was attributable to higher roll-over rental rates realized on the renewal and re-leasing of second generation space and increases in occupancies. During the quarter ended September 30, 1999, the Operating Partnership completed 322 lease transactions for the renewal and re-lease of 2.2 million square feet of second generation space. On average, the new effective rates were 34.6% higher than the expiring coupon rents.

Properties developed by the Operating Partnership (the "Developments") contributed $6.2 million to the rental revenue increase for the quarter. The Developments include both properties completed and added to the Operating Partnership's portfolio of stabilized properties, as well as properties currently under development. During the three months ended September 30, 1999 the Operating Partnership added six properties totaling 1.1 million square feet for an estimated final cost of $105.9 million to the Operating Partnership's portfolio of stabilized properties. Properties are considered stabilized when either a 95.0% occupancy rate has been achieved or eighteen months after shell completion, whichever is sooner. During the quarter ended September 30, 1999, the Operating Partnership completed 25 lease transactions totaling 500,681 square feet of rentable space for the Developments. The Developments are occupied at increasing levels throughout the year, therefore the periods presented may not be comparable based on the average percentage occupied during any one quarter.

Properties acquired during 1998 contributed $4.9 million to the rental revenue increase for the quarter. During 1998, the Operating Partnership invested $884.8 million in acquiring properties totaling 6.3 million square feet (the "1998 Acquisitions"). The properties were acquired at various dates throughout the year, therefore a full quarters worth of revenue and expense may not be reflected in the quarter ended September 30, 1998.

Properties acquired during the first nine months of 1999 (the "1999 Acquisitions") contributed $2.3 million of the increase in rental revenues for the quarter ended September 30, 1999. For the quarter ended September 30, 1999 the Operating Partnership acquired one office property totaling 80,406 square feet for a total investment of $10.1 million. The property was acquired at the end of the quarter and, as such, a full quarters revenue and expense was not recognized during the period. As used herein, the term "total investment" represents the initial purchase price of acquisitions, plus projected costs of certain repositioning and rehab capital expenditures anticipated at the time of purchase.

The increases in rental revenues are partially offset by a decrease of $2.2 million attributable to properties which the Operating Partnership disposed of during the nine months ended September 30, 1999 or during the year ended December 31, 1998 (the "Dispositions") (see note 3 to the consolidated financial statements).

                                          NINE MONTHS ENDED SEPTEMBER 30,
                             -------------------------------------------------------
Rental Revenues               1999            1998          $ CHANGE        % CHANGE
---------------              -------------------------------------------------------
   1998 Core Portfolio       $346.8          $321.6          $ 25.2              7.8%
   1998 Acquisitions           86.8            55.1            31.7             57.5
   1999 Acquisitions            4.9              --             4.9               --
   Developments                28.1             9.3            18.8            202.2
   Dispositions                 2.5             7.2            (4.7)           (65.3)
                             -------------------------------------------------------
                             $469.1          $393.2          $ 75.9             19.3%
                             =======================================================


Rental revenues for the nine month period ended September 30, 1999 increased by $75.9 million primarily due to revenues generated by the 1998 Acquisitions of $31.7 million and $25.2 million generated by the 1998 Core Portfolio.

The increase in the 1998 Core Portfolio revenue during the last twelve months, was attributable to higher roll-over rental rates realized on the renewal and re-leasing of second generation space and increases in occupancies. During the nine months ended September 30, 1999, the Operating Partnership completed 1,009 lease transactions for the renewal and re-lease of 5.9 million square feet of second generation space. On average, the new effective rates were 35.5% higher than the expiring coupon rent.

The Developments contributed $18.8 million to the rental revenue increase for the nine months ended September 30, 1999. At September 30, 1999, the Operating Partnership had a current development pipeline of 2.4 million square feet representing a total projected cost of $393.6 million. Certain properties in the development pipeline are shell complete and are partially occupied but are not yet considered stabilized. During the nine months ended September 30, 1999, the Operating Partnership completed 43 lease transactions totaling 727,214 square feet of rentable space for the Developments.

The 1999 Acquisitions contributed $4.9 million to 1999 rental revenues. During the nine months ended September 30, 1999 the Operating Partnership has acquired four office properties totaling 526,341 square feet for a total investment of $79.9 million.

The increases in rental revenues are partially offset by a decrease of $4.7 million attributable to the Dispositions.

                                    THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------       ---------------------------------
                                                          CHANGE                                 CHANGE
                                                     ---------------                        ----------------
                                    1999     1998      $         %         1999     1998      $         %
                                   ---------------------------------      ----------------------------------
   Interest and Other Income        $1.6     $2.7    $(1.1)    (40.7)%     $4.9    $16.5    $(11.6)   (70.3)%

Interest and other income decreased due primarily to the reduction in interest income from mortgage loans made to SNI in relation to SNI's 1997 acquisitions of non-core assets (see note 4 to the consolidated financial statements). The majority of these assets were disposed of during 1998. Additionally interest earned decreased slightly due to lower cash balances period over period and from the reduction of mortgage interest income due to the payoff on a mortgage held by the Company, which was repaid by the borrower. Average cash balances for the three and nine month periods ended September 30, 1999 were $33.9 and $27.8 million and for 1998 were $34.5 and $36.9 million.

                                    THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------       --------------------------------
                                                          CHANGE                                 CHANGE
                                                     ---------------                        ---------------
PROPERTY OPERATING EXPENSES         1999     1998      $         %         1999     1998      $         %
---------------------------        ---------------------------------     ----------------------------------
   Rental Expenses                 $37.9    $34.2     $3.7      10.8%    $105.4   $ 87.7     $17.7     20.2%
   Real Estate Taxes                12.8     11.1      1.7      15.3       35.8     30.7       5.1     16.6
                                   ---------------------------------     ----------------------------------
                                   $50.7    $45.3     $5.4      11.9%    $141.2   $118.4     $22.8     19.3%
                                   =================================     ==================================

                                    THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------       --------------------------------
                                                          CHANGE                                 CHANGE
                                                     ---------------                        ---------------
PROPERTY OPERATING EXPENSES         1999     1998      $         %         1999     1998      $         %
---------------------------        ---------------------------------      ----------------------------------
   1998 Core Portfolio             $33.6    $32.4    $ 1.2       3.7%     $ 96.1   $ 90.7     $ 5.4      6.0%
   1998 Acquisitions                12.7     10.4      2.3      22.1        33.9     21.9      12.0     55.0
   1999 Acquisitions                 0.8       -       0.8        --         1.5       --       1.5       --
   Developments                      3.6      1.8      1.8     100.0         8.8      3.8       5.0    131.6
   Dispositions                       --(1)   0.7     (0.7)       --         0.9      2.0      (1.1)   (55.0)
                                   ---------------------------------      ----------------------------------
                                   $50.7    $45.3    $ 5.4      11.9%     $141.2   $118.4     $22.8     19.3%
                                   =================================      ==================================
Property  Operating Expenses
  as % of Rental Revenues           31.1%    31.7%                          30.1%    30.1%
                                   =====    =====                         ======   ======




(1) Reflects the minimal amount of expense associated with the Dispositions for the three months ended September 30, 1999.


The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Operating Partnership's portfolio of properties. The increased number of employees, as well as the costs associated with all employees also contributes to the increase in rental expenses. The increases experienced are consistent with the increase in rental revenue.

Rental revenues net of property operating expenses, referred to as "net operating income," is presented in the following tables:

                                    THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------      ---------------------------------
                                                          CHANGE                                 CHANGE
                                                     ---------------                        ---------------
NET OPERATING INCOME                1999     1998      $         %         1999     1998      $         %
--------------------              ----------------------------------      ---------------------------------
   1998 Core Portfolio            $ 86.1    $78.6    $ 7.5       9.5%     $251.0   $231.0    $20.0      8.7%
   1998 Acquisitions                17.4     14.8      2.6      17.6        53.0     33.2     19.8     60.0
   1999 Acquisitions                 1.5       --      1.5        --         3.4       --      3.4       --
   Developments                      7.3      2.9      4.4     151.7        19.2      5.4     13.8    255.6
   Dispositions                       --      1.5     (1.5)       --         1.3      5.2     (3.9)   (75.0)
                                  ----------------------------------      ----------------------------------
                                  $112.3    $97.8    $14.5      14.8%     $327.9   $274.8    $53.1     19.3%
                                  ==================================      ==================================

                                    THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------      ---------------------------------
                                                          CHANGE                                 CHANGE
                                                     ---------------                        ---------------
                                    1999     1998      $         %         1999     1998      $         %
                                    --------------------------------      ---------------------------------
   Interest Expense, including
     Amortization of Finance
       Costs                       $30.7    $28.6    $ 2.1      7.3%      $ 89.4   $ 88.8     $0.6      0.7%
   Depreciation and Amortization
     Expense                        29.3     24.2      5.1     21.1         81.8     66.4     15.4     23.2
   G & A and Other Expenses          6.0      4.4      1.6     36.4         17.3     14.2      3.1     21.8
   G & A and Other Expenses
     as % of Rental Revenues         3.6%     3.1%                           3.7%     3.6%

   Capitalized Interest            $ 5.3    $ 4.5                         $ 16.0   $ 11.1

Interest expense increased due to increases in the total average outstanding debt balances. This increase is the net effect of additions to interest expense from additional note offerings which occurred during 1999 and 1998, offset by lower balances outstanding under the Facility and the Bank Facility and an increase in interest capitalized in relation to the Developments that the Operating Partnership had in process during the three and nine months ended September 30, 1999 and 1998. Average outstanding debt was $2.0 billion for the quarter ended September 30, 1999 and $1.8 billion for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, the average debt balances outstanding was $1.9 billion compared to $1.8 billion in 1998.

Depreciation and amortization expense increased by $5.1 million for the three month and $15.4 million for the nine month periods ended September 30, 1999, compared with the same periods in 1998, due primarily to the 1999 and 1998 Acquisitions and the Developments.

General and administrative and other expenses increased by $1.6 million and $3.1 million for the three and nine month periods ended September 30, 1999 as compared with the same periods in 1998, primarily as a result of the increased number of employees, as well as the costs associated with all employees.

During the third quarter of 1999, the Operating Partnership recorded gains on disposition of real estate of $6.2 million. The gain includes $5.2 of gain recognized on a mortgage held by the Operating Partnership, which was repaid by the borrower and a gain of $1.0 million on the disposition of one industrial property and one parcel of land. This brings the total gain on disposition for the three quarters of 1999 to $16.0 million on the disposition of seven properties, two land parcels, the mortgage held by the Operating Partnership and a condemnation gain recognized in the first quarter of 1999.

                                    THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------       --------------------------------
                                                          CHANGE                                 CHANGE
                                                     ---------------                        ---------------
                                    1999     1998      $         %         1999     1998      $         %
                                   ---------------------------------      ---------------------------------
   Income from Operations
     before Disposition of Real
     Estate                        $48.0    $43.3    $4.7      10.9%      $144.3   $121.8    $22.5    18.5%


The increase in income from operations before disposition of real estate of $4.7 million and $22.5 million for the three and nine month periods ended September 30, 1999 is principally due to the 1998 Acquisitions, the 1998 Core Portfolio and Developments.

LIQUIDITY AND CAPITAL RESOURCES

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                                     CHANGE
                                                                ---------------
                                               1999     1998      $         %
                                              ---------------------------------
   Cash Provided by Operating Activities      $254.5   $228.6   $ 25.9     11.3%
   Cash Used for Investing Activities         (164.9)  (686.7)   521.8     75.9
   Cash (Used for) Provided by Financing
     Activities                                (74.4)   454.7   (529.1)  (116.4)

The increase in cash provided by operating activities is primarily due to increases in cash provided from the 1998 and 1999 Acquisitions, the Developments and the 1998 Core Portfolio partially offset by a decrease in accounts payable. The decrease in accounts payable is due to timing differences in the pay down of accounts payable balances at the end of each comparable period. Cash used for investing activities and cash required for financing activities were significantly lower due to the decrease in the number of acquisitions completed. Cash provided by financing activities decreased by $529.1 million for the first nine months of 1999, as compared to the same period in 1998. During the first nine months of 1999 cash provided by financing activities consisted primarily of $400.0 million in gross proceeds from the issuance of unsecured notes (see below). These increases were offset by the payoff of $200.0 million on the Operating Partnership's short-term bank facility (the "Bank Facility"), net payments of $72.0 million on the Facility, payoff of $34.0 million in mortgage loans and principal payments of $4.9 million on mortgage loans. Additionally, payments of dividends and distributions increased by $20.0 million from $144.2 million to $164.2 million for the first nine months of 1999 compared with 1998. This increase is due to the greater number of common and preferred shares outstanding and the 7.0% increase in the common share and operating partnership unit distribution rate of $1.83 per share and unit for the first nine months of 1999 from $1.71 per share in 1998.

The principal sources of funding for acquisitions, development, expansion and renovation of the properties are unsecured short-term borrowings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, the assumption of secured debt on properties acquired, proceeds from disposition of non-strategic properties and cash flow provided by operations. The Operating Partnership believes that its liquidity and its ability to access capital and proceeds from disposition of non-strategic assets are adequate to continue to meet liquidity requirements for the foreseeable future.

At September 30, 1999, the Operating Partnership had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Operating Partnership believes that the cash provided by operations and its line of credit provide sufficient sources of liquidity to fund capital expenditures, associated with the renewal or re-leasing of space.

As of September 30, 1999, the Operating Partnership had $1.8 billion of investment grade rated unsecured debt securities outstanding. The debt securities have interest rates which vary from 6.65% to 8.0%, and maturity dates which range from 2000 to 2027.

The Operating Partnership has a $250.0 million unsecured line of credit facility with interest at LIBOR plus .80%. The Facility matures in August 2001 and has a competitive bid option that allows the Operating Partnership to request bids from the lenders for advances up to $150.0 million. At September 30, 1999, the Operating Partnership had $28.0 million outstanding under the Facility. The Facility is subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Operating Partnership is currently in compliance with all of the covenants in the Facility concerning its indebtedness. During the quarter ended June 30, 1999 the Operating Partnership paid down the Bank Facility which had an outstanding balance of $200.0 million. The Bank Facility carried interest at LIBOR plus 0.65% and was to mature in November 1999.

In addition to the unsecured debt securities and the Facility, the Operating Partnership has $101.3 million of secured indebtedness (the "Mortgages") at September 30, 1999. The Mortgages have interest rates varying from 7.00% to 9.88% and maturity dates from 2001 to 2013. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Operating Partnership also has $10.6 million of assessment bonds outstanding as of September 30, 1999.

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

In conjunction with the issuance of the May 1999 Notes, the Operating Partnership hedged its exposure to pricing benchmarks so that the net cost to the Operating Partnership was 6.74% for the 2004 notes and 7.18% for the 2009 notes. The Operating Partnership was released from any further obligations under the hedge, upon issuance of the May 1999 Notes.

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

Funds from Operations per share is calculated based on weighted average units outstanding, of the general and limited partners, including the conversion of all shares of Series A Preferred Units and the dilutive effect of option equivalents computed using the treasury method.

                       STATEMENT OF FUNDS FROM OPERATIONS
                             (amounts in thousands)


                                                            Three Months Ended                      Nine Months Ended
                                                     ---------------------------------        --------------------------------
                                                     September 30,       September 30,        September 30,      September 30,
                                                         1999                1998                1999                1998
                                                       ---------           ---------           ----------          ---------
Income from operations before disposition of
  properties and minority interests:                   $  47,954           $  43,262           $ 144,264           $ 121,835
Dividends on Series B Preferred Unit                      (2,510)             (2,510)             (7,530)             (7,530)
Dividends on Series C Preferred Unit                      (2,953)             (2,953)             (8,859)             (8,859)
Dividends on Series E Preferred Unit                      (2,000)             (2,000)             (6,000)             (2,600)
Distributions on Preferred Operating
 Partnership Units                                        (1,538)             (2,527)             (6,463)             (6,016)
                                                       ---------           ---------           ---------           ---------
  Income from operations after Series B, C
    and E dividends, and Preferred
    Operating Partnership Unit distributions              38,953              33,272             115,412              96,830
                                                       ---------           ---------           ---------           ---------
Add:
  Depreciation and Amortization                           28,981              23,924              80,811              65,699
  Other, net                                                 153                 105                 481                  76
                                                       ---------           ---------           ---------           ---------
   Funds from Operations before Straight-line
     rent                                                 68,087              57,301             196,704             162,605
                                                       ---------           ---------           ---------           ---------
  Straight-line rent                                      (2,345)             (2,408)             (7,568)             (5,556)
                                                       ---------           ---------           ---------           ---------
  Funds from Operations                                $  65,742           $  54,893           $ 189,136           $ 157,049
                                                       =========           =========           =========           =========

Weighted average diluted share equivalents
 outstanding                                              75,329              73,639              74,499              72,121
                                                       =========           =========           =========           =========


OTHER DISCLOSURE

Year 2000 Compliance
--------------------

See Form 10Q for the six month period ended June 30, 1999.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Operating Partnership uses fixed and variable rate debt to finance its operations. The information below summarizes the Operating Partnership's market risks associated with debt outstanding as of September 30, 1999. The following table presents principal cash flows and related weighted average interest rates by year of maturity.

                             EXPECTED MATURITY DATE
                                  (in millions)

                              1999          2000             2001            2002         2003        THEREAFTER           TOTAL
                             ------        -------         -------         -------       ------       ----------         ---------
Fixed Rate Debt              $   --        $ 100.0         $ 158.7         $ 110.0       $   --        $ 1,569.1         $ 1,937.8
Average Interest Rate            --           6.65%           7.21%           6.95%          --             7.20%             7.16%
Variable Rate Debt               --             --            28.0         $    --           --               --         $    28.0
Average Interest Rate            --             --            5.99%             --           --               --              5.99%



The carrying amount of the Operating Partnership's debt approximates fair value. The Operating Partnership's fixed and variable rate debt is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." At September 30, 1999, the Operating Partnership had no interest rate caps or swaps. In conjunction with the issuance of the May 1999 Notes, the Operating Partnership hedged its exposure to pricing benchmarks so that the net cost to the Operating Partnership was 6.74% for the 2004 notes and 7.18% for the 2009 notes. The Operating Partnership was released from any further obligations under the hedge, upon issuance of the May 1999 Notes. All of the Operating Partnership's debt is denominated in United States dollars. The Operating Partnership's risk management policies do not provide for the utilization of financial instruments for trading purposes and only minimal use for hedging purposes.

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




                                       Spieker Properties, L.P.
                                       (Registrant)




Dated: November 12, 1999               /s/  Elke Strunka
                                       -------------------------------------
                                       Elke Strunka
                                       Vice President and
                                       Principal Accounting Officer

                               INDEX TO EXHIBITS

Exhibit
 Number                            Description
--------                           -----------
12.1           Statement of Computation of Ratio of Earnings to Combined Fixed
               Charges and Preferred Dividends

27.1           Article 5 Financial Data Schedule (EDGAR Filing Only)