Form 10-K
period 1999-12-31
SPIEKER PROPERTIES L P
filed 2000-03-30
CIK 1002575

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                 (650) 854-5600
                          ----------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]        No [ ]

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

                                TABLE OF CONTENTS

                                    FORM 10-K



PART I                                                                                    Page No.
   Item 1  Business .................................................................       16
   Item 2  Properties ...............................................................       16
   Item 3  Legal Proceedings ........................................................       16
   Item 4  Submission of Matters to a Vote of Security Holders ......................       16

PART II

   Item 5  Market for Registrant's Common Stock and Related Stockholder Matters .....       16
   Item 6  Selected Financial Data ..................................................       17
   Item 7  Management's Discussion and Analysis of Financial Condition and Results of
           Operations ...............................................................       18
   Item 7A Quantitative and Qualitative Disclosures about Market Risk ...............       28
   Item 8  Financial Statements and Supplementary Data ..............................       28
   Item 9  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure ...............................................................       28

PART III

   Item 10 Directors and Executive Officers of the Registrant .......................       29
   Item 11 Executive Compensation ...................................................       29
   Item 12 Security Ownership of Certain Beneficial Owners and Management ...........       29
   Item 13 Certain Relationships and Related Transactions ...........................       29

PART IV

   Item 14 Exhibits, Financial Statements, Schedules and Reports on Form 8-K ........       29

DOCUMENTS INCORPORATED BY REFERENCE:

PART III: Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's annual stockholders' meeting to be held on June 7, 2000.

LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 29.

   This document consists of 78 pages, plus exhibits attached hereto.

                                     PART I

This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Operating Partnership's actual results could differ materially from those set forth in the forward-looking statements as a result of various factors, including general real estate investment risks, competition, risks associated with acquisition and development activities and financing, environmental matters, general uninsured losses and seismic activity.

OVERVIEW

Spieker Properties, L.P. is one of the largest owners and operators of office and industrial properties located in selected West Coast markets. These markets are primarily located in greater Seattle, Washington; greater Portland, Oregon; Northern California and Southern California. The Operating Partnership is a self-managed and self-administrated real estate investment trust or REIT. The Operating Partnership was formed to continue and expand the real estate activities, including the acquisition, development, management and leasing of the properties of its predecessor firm, Spieker Partners, which launched in 1970. With the contributions of the properties from Spieker Partners the Company commenced operations with the completion of its initial public offering in November 1993. Substantially all of the business activities of Spieker Properties, Inc. are conducted through Spieker Properties, L.P. in which the Company owned an approximate 88.0% general partnership interest at December 31, 1999. Unless the context otherwise requires, Spieker Properties, Inc., is referred to as the Company, Spieker Properties, L.P., is referred to as the Operating Partnership and they are collectively referred to as the Company.

As of December 31, 1999, the Operating Partnership owned 40.7 million square feet of commercial real estate, which was 96.3% occupied at year-end. The portfolio mix consists of 22.0 million square feet of office property and 18.7 million square feet of industrial property. The Operating Partnership acquired five office properties totaling 807,037 square feet and completed eleven development properties totaling 1.9 million square feet during the year. In the development pipeline at year-end, the Operating Partnership had fifteen offices and three industrial properties totaling 2.7 million square feet, which were 76.1% pre-leased.

BUSINESS STRATEGY

The Operating Partnership's principal objective is to achieve sustainable, long-term growth in funds from operations per share through maximizing the return on each dollar of capital invested and building value in the portfolio by the following focused and consistent business strategies.

Quality Office and Industrial Properties

With approximately 30 years of experience in owning and operating commercial properties, the Operating Partnership's management team possesses the in-depth knowledge necessary to assess the attributes that determine a property's long-term viability. The Operating Partnership owns and invests in high quality office and industrial properties that possess attributes that are competitive in the marketplace in both the short and long-term.

The Operating Partnership focuses on differentiating its properties from those of nearby competitors, so as to maximize their attractiveness to potential customers. Important differentiating characteristics in office buildings include efficient suite layouts, ample glass line per square foot of office space, well designed and maintained common areas, elevators, and convenient parking. Further differentiation is achieved through amenities and services provided such as on-site management, conference rooms and health clubs. Distribution properties are designed with ample clear heights, multiple dock facilities, appropriate truck staging and high-capacity sprinkler systems. In its light industrial and R&D properties the Operating Partnership also uses landscaping and exterior glass walls to increase attractiveness.

Flexible, Multi-Tenant Properties

The Operating Partnership focuses on properties which will appeal to a broad range of potential tenants. These properties are easily divisible and can accommodate new tenants of various sizes. This flexibility also enables the Operating Partnership to meet the needs of existing tenants by accommodating their expansion and contraction needs. In addition to flexibility, the Operating Partnership also focuses on multi-tenant usage of its properties. The Operating Partnership's experience is that multi-tenant properties help maintain high occupancy rates, particularly when market conditions are less favorable, and help control the cost of re-tenanting space.

Invest in Growing Regions

The Operating Partnership seeks to invest in regions with diverse and active economies that possess strong prospects for sustained long-term economic growth. The Operating Partnership believes that California and the Pacific Northwest possess attributes - high concentration of technology industries, growing populations with a well-educated employee base, ability to attract new capital, excellent universities, quality of life and well-developed infrastructures - that will contribute to continued economic growth. Within these growing regions the Operating Partnership focuses its activities in the major metropolitan areas of Seattle, Portland, San Francisco, San Jose, Sacramento, Los Angeles County, Orange County and San Diego, which have proven to be desired locations for a large number of businesses.

Submarket Concentration

In the specific local submarkets in which it operates, the Operating Partnership generally seeks to own a number of properties and to be one of the more significant commercial landlords in that submarket. The Operating Partnership believes that it has achieved significant market penetration within a number of submarkets in which it operates. By achieving concentrated market positions, the Operating Partnership can offer prospective tenants a variety of property options and can accommodate the growth of existing tenants. This strategy also gives it a measure of control over the rental rates achieved and capital expenditures incurred in leasing space.

Superior Level of Service

The Operating Partnership believes in providing a superior level of service to its customers which will allow them to focus on their business rather than on property issues. To achieve this level of service, the Operating Partnership's office property managers and customer service personnel are located on-site, providing tenants with convenient direct access to a team which can respond quickly to the customer's needs. These on-site teams enable the properties to be well maintained and convey a sense of quality, order and security. This superior level of service and ultimate customer satisfaction translates to lower customer turnover, higher occupancy levels and higher rental rates.

Operating Efficiencies

The Operating Partnership recognizes the importance of creating operating efficiencies that add additional value to the portfolio and to the shareholder by utilizing opportunities created by its submarket concentrations as well as leveraging its relative size and scale.

By integrating properties in its submarkets, the Operating Partnership has been able to pool its resources and maximize economies of scale to allow its key operating personnel to concentrate their expertise on those specific markets and their particular local conditions. Minimizing project personnel requirements with the centralization of these properties has created additional cost savings.

During 1999, the Operating Partnership utilized its relative size and purchasing ability to put in place several vendor related efficiency programs. These programs were designed to ensure consistency in the quality products purchased and services provided, to create operational cost savings, and to allow for tracking purchasing trends for future purchasing consolidation opportunities. These programs significantly reduce the number of vendors with which the Operating Partnership now does business and puts cost and time saving efficiencies in place that the project teams can utilize in managing their projects. Additional efficiencies have been created in the Operating Partnership's accounting processes by limiting the number of vendor's invoices that must be managed.

Rent Growth

The strength in the West Coast economy continued to fuel the demand for quality commercial space in the Operating Partnership's markets. Healthy demand pared with modest levels of new supply has translated to an upward pressure on market rents. These increases provided the Operating Partnership with the opportunity to generate positive rent growth during the year. This rent growth, measured as the difference between effective (average) rents on new and renewed leases as compared to the expiring coupon rent on those same spaces, was 36.5% for 1999.

The Operating Partnership estimates that the embedded rent growth, as measured is the difference between existing in-place rents and current market rents, in the Operating Partnership's operating portfolio is approximately $1.60 per share at year-end. As of December 31, 1999, 74.3% of all leases in-place during the next four years are set to expire. The Operating Partnership expects to capitalize on embedded rent growth as these leases and future leases, expire and as the spaces are either renewed or re-leased. There can be no assurances, however that market rents will not erode in the future or that the Operating Partnership will realize all of the embedded rent growth.

Investment Activity

The Operating Partnership strategically invests in real estate either through the acquisition of existing properties or through the development of new properties. When evaluating potential investments, in addition to both the physical and location attributes, the Operating Partnership also considers short and long-term returns on capital, total cost compared to replacement cost, the level of in-place rents compared to current market rents and tenant mix. In assessing the viability of a potential development, the Operating Partnership also considers market demand and competitive supply.

Acquisitions

During 1999, the Operating Partnership acquired five office properties. These acquisitions were primarily funded by the redeployment of capital from the disposition of non-strategic assets (see Note 3 to the consolidated financial statements for further discussion of the Operating Partnership's asset dispositions).


                               1999 ACQUISITIONS

                                                                       Total Rentable      Total
  Property                                  Location                   Square Feet(1)   Investment(2)
  --------                                  --------                   ---------------  --------------
Pacific Northwest
 Eastgate Office Park                     Bellevue, WA                      273,892       $   42.0
 Lincoln Executive Center                 Bellevue, WA                      280,696           54.4
                                                                            -------       --------
                                                                            554,588       $   96.4
                                                                            -------       --------

Southern California
 First Financial Center                   Ontario, CA                        80,406       $   10.1
 Governor Executive Center                San Diego, CA                      52,196            8.8
 Oakbrook Plaza                           Laguna Hills, CA                  119,847           19.0
                                                                            -------       --------
                                                                            252,449       $   37.9
                                                                            -------       --------

                                                Total Acquisitions          807,037       $  134.3
                                                                            =======       ========

----------------
(1)     Average initial occupancies of these acquisitions were 93.0%.

(2) The Operating Partnership uses the terms "total investment" and "invested" to represent total expected capitalized acquisition cost, including closing, and repositioning/rehab costs.

Stabilized Developments

During 1999, the Operating Partnership stabilized eleven property developments. The Operating Partnership considers properties stabilized at the earlier of eighteen months after shell completion or when a 95.0% occupancy rate has been reached. Each of the stabilized development properties listed below are included in the Operating Partnership's operating portfolio.


                   STABILIZED DEVELOPMENTS AND REDEVELOPMENTS

                                                                            Rentable        Total Investment       Percent
  Property                                         Location               Square Feet            ($000s)           Occupied
  --------                                         --------               -----------       -----------------      --------
OFFICE
North-East Bay/Sacramento
 Parkshore Plaza Phase I                           Folsom, CA                 114,356          $   14,421           100.0%
 Gateway Oaks IV                                 Sacramento, CA                81,482              11,518            97.6
                                                                           ----------          ----------           -----
                                                                              195,838              25,939            99.0
                                                                           ----------          ----------           -----
Silicon Valley
 Gateway Office III                               San Jose, CA                123,400              23,460            98.0
                                                                           ----------          ----------           -----
                                                                              123,400              23,460            98.0
                                                                           ----------          ----------           -----
Southern California
 Bridge Pointe Corporate Center                   San Diego, CA               215,800              23,928           100.0
 City Plaza(1)                                  Orange County, CA             318,651              37,993            99.0
                                                                           ----------          ----------           -----
                                                                              534,451              61,921            99.4
                                                                           ----------          ----------           -----

                                                       Total Office           853,689          $  111,320            99.1%
                                                                           ==========          ==========           =====

INDUSTRIAL
Pacific Northwest
 158th Commerce Park                              Portland, OR                381,750          $   16,861            92.7%
                                                                           ----------          ----------           -----
                                                                              381,750              16,861            92.7
                                                                           ----------          ----------           -----

North-East Bay/Sacramento
 Riverside Business Center                       Sacramento, CA               174,624               7,430           100.0
 Seaport Distribution Center                     Sacramento, CA               199,553               7,185           100.0
 Vasco Business Center                            Livermore, CA                95,574               8,043           100.0
 Concord N. Commerce Center II                     Concord, CA                 64,125               3,943           100.0
                                                                           ----------          ----------           -----
                                                                              533,876              26,601           100.0
                                                                           ----------          ----------           -----

Silicon Valley
 Dixon Landing North Phase I                      Milpitas, CA                118,290              12,085            80.0
                                                                           ----------          ----------           -----
                                                                              118,290              12,085            80.0
                                                                           ----------          ----------           -----

                                                   Total Industrial         1,033,916          $   55,547            95.0%
                                                                           ==========          ==========           =====

                                      Total Stabilized Developments         1,887,605          $  166,867            96.9%
                                                                           ==========          ==========           =====

Developments in Process

At the end of 1999, the Operating Partnership had fifteen office properties and three industrial properties under development that will add approximately 2.7 million square feet to the Operating Partnership's operating portfolio. Of the eight development projects added to the pipeline in 1999, five were 100% pre-leased. The nine projects that were a part of the 1998 pipeline and are still a part of the 1999 pipeline, are approximately 73.1% leased. It can be expected that these projects, totaling 1.3 million square feet, will stabilize and will be added to the Operating Partnership's operating portfolio in 2000.


                             DEVELOPMENTS IN PROCESS

                                                                   Actual or                            Total
                                                                Estimated Shell      Rentable        Investment     Percent
       Property                             Location            Completion Date     Square Feet        ($000s)       Leased
       --------                             --------            ---------------     -----------      ----------     -------
OFFICE
Pacific Northwest
 4800 Meadows                            Lake Oswego, OR          January 1999          73,527        $  13,297        93.0%
 Kruse Oaks I                            Lake Oswego, OR          October 2000          92,290           18,497          --
                                                                                     ---------        ---------       -----
                                                                                       165,817           31,794        41.2
                                                                                     ---------        ---------       -----
North-East Bay/Sacramento
 Johnson Ranch Corp. Center II            Roseville, CA          December 1998          39,892            5,868       100.0
 Roseville Corporate Center               Roseville, CA            June 1999           108,388           15,384        89.5
 Parkshore Plaza Phase II                   Folsom, CA            August 1999          152,133           20,808        91.3
 Watergate Tower IV                       Emeryville, CA         February 2001         328,375           69,304        69.0
 Treat Towers                            Walnut Creek, CA          June 1999           362,146           70,035        75.1
 Skyway Landing I                         San Carlos, CA          January 2000         116,017           27,500       100.0
Skyway Landing II                         San Carlos, CA          August 2000          121,171           28,500       100.0
                                                                                     ---------        ---------       -----
                                                                                     1,228,122          237,399        82.2
                                                                                     ---------        ---------       -----
Silicon Valley
 Ryan Oaks Phase I                         Monterey, CA          September 1998         35,276            4,946       100.0
 Concourse V                               San Jose, CA            July 1999           143,006           38,460        70.3
 Concourse VI                              San Jose, CA           August 2000          210,677           54,669       100.0
                                                                                     ---------        ---------       -----
                                                                                       388,959           98,075        89.1
                                                                                     ---------        ---------       -----
Southern California
 Arboretum Courtyard                     Santa Monica, CA          June 1999           137,701           38,724       100.0
 Bridge Pointe II                         San Diego, CA             May 2000           159,200           22,115       100.0
 Pacific Ridge Corporate Centre            Carlsbad, CA            June 1999           116,947           18,600        88.3
                                                                                     ---------        ---------       -----
                                                                                       413,848           79,439        96.7
                                                                                     ---------        ---------       -----

                                                                    Total Office     2,196,746        $ 446,707        83.1%
                                                                                     =========        =========       =====
INDUSTRIAL
Pacific Northwest
 Kelley Point Phase II                     Portland, OR            March 2000          125,000        $   4,752       100.0%
                                                                                     ---------        ---------       -----
                                                                                       125,000            4,752       100.0
                                                                                     ---------        ---------       -----
North-East Bay/Sacramento
 Airway Business Park                     Livermore, CA           October 1999         147,116           12,335         8.6
 Benicia Commerce Center II                Benicia, CA            January 1999         220,549            9,960        37.6
                                                                                     ---------        ---------       -----
                                                                                       367,665           22,295        26.0
                                                                                     ---------        ---------       -----

                                                                Total Industrial       492,665        $  27,047        44.8%
                                                                                     =========        =========       =====

                                                   Total Developments in Process     2,689,411        $ 473,754        76.1%
                                                                                     =========        =========       =====

Employees

As of December 31, 1999, the Operating Partnership had 568 employees.

Fully-Integrated Real Estate Management Capabilities

The Operating Partnership has had, and will continue to have, a philosophy of maintaining in-house resources to add value to its properties through the entire cycle of acquisition, development and ownership. The Operating Partnership believes its key in-house resource is its fully integrated sub-regional teams. These teams led by an officer with extensive real estate experience, have the collective ability to design, construct, market, lease and manage the Operating Partnership's properties. This eliminates the need for the Operating Partnership to use third-party managers and limits the utilization of outside parties to list its properties. The Operating Partnership believes this integrated team approach gives it a significant advantage in depth of experience and a detailed knowledge of its markets.

Training and Retention

The Operating Partnership's training and retention of a talented group of officers and employees has been an important factor in its success. The Operating Partnership expends significant efforts in the training of new employees in fundamental real estate skills as well as in the continuing education of existing employees. The Operating Partnership's officers, including the executive officers, are also involved in the education program, which reinforces the program's importance to the Operating Partnership and its personnel.

In addition to training, the Operating Partnership also provides its employees with profit sharing, 401(k) contribution matches and competitive health plans. The Operating Partnership also understands the importance of having up to date technology available for its employees to perform their jobs efficiently and effectively. The Operating Partnership provides employees with leading edge computer resources, including modern hardware/software, high speed connection to corporate data sources, internet connections, and internally designed interfaces to aid the employees in timely decision making.

Compensation

The Operating Partnership's officer compensation program includes cash bonuses, stock options, and restricted stock payments tied largely to growth in net operating income from existing properties under their management, as well as increased funds from operations from new acquisitions and developments in their regions and other contributions. Non-officer compensation includes subjective bonuses based upon employee performance factors including tenant satisfaction and leasing and releasing success. The Operating Partnership also grants stock options to all full-time employees upon the completion of one year of service with the Operating Partnership.

Accountability

The Operating Partnership has a philosophy of holding one senior officer or a small group of senior officers accountable, under the supervision and direction of the Operating Partnership's executive officers, for all phases of a property's development, from purchase, design and construction, through budgeting, leasing and ongoing management. The Operating Partnership believes that this approach increases the likelihood of a project's success because of the senior officer's accountability, continuity of involvement in the project and resulting detailed knowledge of the property and its tenants, particularly as compared to a compartmentalized approach to the real estate business where individuals are responsible for only certain limited areas of a project.

PROPERTIES

OVERVIEW

The following table sets forth the rentable square feet of the Operating Partnership's properties as of December 31, 1999. The properties are managed in four reportable segments. These four segments have been broken down into the Operating Partnership's nine identifiable markets. Significant information used by the Operating Partnership in the reportable segments can also be found in
Note 13 of the Operating Partnership's Financial Statements.

                      RENTABLE SQUARE FOOTAGE OF PROPERTIES

                                                       Office        Industrial         Total      % of Total
                                                     ---------       ----------       ----------   ----------
Pacific Northwest
 Seattle, WA/Boise, ID                               2,553,706        1,531,885        4,085,591      10.0 %
 Portland, OR                                        2,472,880        3,782,280        6,255,160       15.4
                                                    ----------       ----------       ----------      -----
                                                     5,026,586        5,314,165       10,340,751       25.4
                                                    ----------       ----------       ----------      -----
North - East Bay/Sacramento
 Sacramento, CA                                      1,671,390        1,947,803        3,619,193        8.9
 East Bay - San Francisco,  CA                       1,170,346        5,498,160        6,668,506       16.4
 Peninsula - San Francisco, CA                       2,113,332          148,694        2,262,026        5.6
                                                    ----------       ----------       ----------      -----
                                                     4,955,068        7,594,657       12,549,725       30.9
                                                    ----------       ----------       ----------      -----
Silicon Valley
 Silicon Valley - San Francisco, CA                  3,833,124        4,186,524        8,019,648       19.7
                                                    ----------       ----------       ----------      -----
                                                     3,833,124        4,186,524        8,019,648       19.7
                                                    ----------       ----------       ----------      -----
Southern California
 Los Angeles County, CA                              2,526,617                -        2,526,617        6.2
 Orange County, CA                                   4,160,708          967,474        5,128,182       12.6
 San Diego, CA                                       1,472,812          620,787        2,093,599        5.2
                                                    ----------       ----------       ----------      -----
                                                     8,160,137        1,588,261        9,748,398       24.0
                                                    ----------       ----------       ----------      -----
                                         Total      21,974,915       18,683,607       40,658,522      100.0 %
                                                    ==========       ==========       ==========      =====

                                                          54.0%            46.0%           100.0%

Occupancy Rates

The Operating Partnership continues to operate at consistently high occupancy levels. Occupancy levels are indicative of the strength of the Operating Partnership's local real estate markets, the continuing demand for space and the abilities of the Operating Partnership's local management teams to keep their projects leased.

                      5-YEAR HISTORICAL YEAR END OCCUPANCY

                            Total Rentable                      Year End
  Year                    Square Footage (1)                    Occupancy
  ----                    ------------------                    ---------
  1999                        40,658,522                          96.3 %
  1998                        40,843,473                          96.4
  1997                        34,543,280                          94.5
  1996                        21,429,732                          96.6
  1995                        16,282,278                          96.9

(1) Historical rental square footage may include occupancies for properties that have been sold.


                             AVERAGE OCCUPANCY RATES

                                                   Office   Industrial    Total
                                                   ------   ----------    -----
Pacific Northwest
 Seattle, WA/Boise, ID                               94.2%      97.7%      95.5%
 Portland, OR                                        97.3       98.3       97.9
                                                    -----      -----      -----
                                                     95.7       98.1       97.0
                                                    -----      -----      -----
North - East Bay/Sacramento
 Sacramento, CA                                      92.8       93.1       92.9
 East Bay - San Francisco,  CA                       94.8       98.2       97.6
 Peninsula - San Francisco, CA                       98.1      100.0       98.2
                                                    -----      -----      -----
                                                     95.5       96.9       96.3
                                                    -----      -----      -----
Silicon Valley
 Silicon Valley - San Francisco, CA                  97.4       95.9       96.6
                                                    -----      -----      -----
                                                     97.4       95.9       96.6
                                                    -----      -----      -----
Southern California
 Los Angeles County, CA                              95.0          -       95.0
 Orange County, CA                                   94.8       99.6       95.7
 San Diego, CA                                       96.7       89.5       94.5
                                                    -----      -----      -----
                                                     95.2       95.6       95.3
                                                    -----      -----      -----
                                         Total      95.8%      96.9%      96.3%
                                                    =====      =====      =====

Lease Expirations

The following tables set forth the lease expirations in summary and by product type for leases in-place as of January 1, 2000, assuming tenant renewal or termination options are not exercised.

                               LEASE EXPIRATIONS

                                                                  Annual Base
                    Rentable Square      Percent of Rentable    Rents Expiring(2)   Percentage of Base
    Year          Footage Expiring(1)  Square Footage Expiring      (000's)           Rents Expiring
    ----          ----------------     -----------------------    -----------         --------------
ALL PROPERTIES
    2000              8,240,019                  21.0%            $  113,584                  19.0%
    2001              7,642,434                  19.5                 98,185                  16.4
    2002              7,400,642                  18.9                112,916                  18.9
    2003              5,845,282                  14.9                 91,458                  15.3
    2004              4,361,901                  11.2                 77,682                  13.0
    2005              1,549,872                   4.0                 20,256                   3.4
    2006              1,303,283                   3.3                 26,692                   4.5
    2007                703,572                   1.8                 14,232                   2.4
    2008                784,862                   2.0                 12,042                   2.0
Thereafter            1,324,609                   3.4                 30,196                   5.1
                     ----------            ----------             ----------            ----------
    Total            39,156,476                 100.0%            $  597,243                 100.0%
                     ==========            ==========             ==========            ==========

OFFICE PROPERTIES

    2000              4,606,660                  21.9%            $   89,643                  19.0%
    2001              3,595,751                  17.1                 75,909                  16.1
    2002              4,433,240                  21.1                 95,533                  20.2
    2003              2,896,242                  13.8                 68,710                  14.5
    2004              2,301,230                  10.9                 60,866                  12.9
    2005                590,258                   2.8                 14,917                   3.2
    2006                911,484                   4.3                 23,080                   4.9
    2007                529,245                   2.5                 12,493                   2.6
    2008                345,217                   1.6                  7,926                   1.7
Thereafter              840,235                   4.0                 23,199                   4.9
                     ----------            ----------             ----------            ----------
    Total            21,049,562                 100.0%            $  472,276                 100.0%
                     ==========            ==========             ==========            ==========

INDUSTRIAL PROPERTIES

    2000              3,633,359                  20.1%            $   23,941                  19.0%
    2001              4,046,683                  22.3                 22,276                  17.8
    2002              2,967,402                  16.4                 17,383                  13.9
    2003              2,949,040                  16.3                 22,748                  18.2
    2004              2,060,671                  11.4                 16,816                  13.5
    2005                959,614                   5.3                  5,339                   4.3
    2006                391,799                   2.1                  3,612                   2.9
    2007                174,327                   1.0                  1,739                   1.4
    2008                439,645                   2.4                  4,116                   3.3
Thereafter              484,374                   2.7                  6,997                   5.5
                     ----------            ----------             ----------            ----------
    Total            18,106,914                 100.0 %           $  124,967                 100.0 %
                     ==========            ==========             ==========            ==========

------------
(1)  Does not include month-to-month leases.

(2) Base rent represents amounts contractually due, adjusted for contractual increases, which may include taxes, insurance and common area maintenance.

Leasing Activity/Releasing Costs

The Operating Partnership continues to aggressively manage the cost of leasing commissions and tenant improvements, collectively referred to as capital expenditures associated with the renewal and releasing of space. The relative strength of the local real estate market, the type of property being leased, the length of the leases signed and the total value of the leases signed impact the amount of capital expenditures spent on leasing second generation space. Average capital expenditures per square foot of space leased has shown moderate growth over time. These increases, specifically related to higher labor, material costs, and higher leasing commissions are directly correlated to a shift in the Operating Partnership's portfolio towards office properties, rapidly increasing market rents, which result in higher leasing commissions, and longer average lease terms. The following table highlights 1999 leasing activity and releasing costs by property type.

                        SUMMARY OF 1999 LEASING ACTIVITY


                                                                                          Weighted
                       Total           1st Generation Space(1)  2nd Generation Space(2)   Average   2nd Gen.
              ----------------------    --------------------     ---------------------     Lease    TI/Comm
Type          # Leases      Sq. Feet    # Leases    Sq. Feet     # Leases     Sq. Feet    Term(mo)  PSF (3)
--------      --------      --------    --------    --------     --------     --------    --------  -------
Office          1,249       6,230,694      172      1,717,097      1,077      4,513,597      52      $6.56
Industrial        276       4,037,080       27        580,492        249      3,456,588      77       2.35
                -----      ----------      ---      ---------      -----      ---------      --      -----
Total           1,525      10,267,774      199      2,297,589      1,326      7,970,185      59      $4.66
                =====      ==========      ===      =========      =====      =========      ==      =====

(1)  1st Generation is defined as previously unleased shell space.

(2)  Net of short-term leases.

(3) Calculated based on 2nd generation space, excluding short-term and repositioning leases of 552,373 square feet for 1999.


Tenant Profiles

The Operating Partnership has over 3,500 tenants, with the average tenant occupying approximately 11,421 square feet and paying an annual net rent of approximately $132,453. The tenant base is extremely diversified, as demonstrated below, based on the business sectors in which they operate. The Operating Partnership's largest tenant, Xerox, represents approximately 1.1% of the Operating Partnership's 1999 net rental income. A sample of the Company's top fifty tenants includes: Applied Materials, Sony Computer Entertainment, Microsoft, Countrywide Credit, Nextel Communications, SAP America and Gilead Sciences. The top fifty tenants represent less than 21.7% of the Operating Partnership's 1999 net rental income.

                     TENANT PROFILE BASED ON 1999 NET RENTS

                                                     Percentage of
              Business Sector                         Net Rents(1)
           ----------------------                    --------------
           Professional Services                          10.7 %
           Hardware                                        8.0
           Software                                        7.8
           Telecom                                         7.6
           Securities                                      6.8
           Banking                                         5.9
           Insurance                                       5.4
           Computer Services                               4.9
           Research & Development                          4.0

(1) The calculated percentages are based on net rents contributed by the defined sectors. Sector analysis is based on NAICS codes assigned to the tenants and the Company's grouping of related NAICS codes.

Other Business Opportunities

Although the Operating Partnership's primary business objective is to own, operate, acquire and develop property, it will continue to pursue other business opportunities which will maximize shareholder value. These opportunities may be available as a result of our building and tenant base and the depth of and experience of the Operating Partnership's employees.

As an example, after surveying the growing telecommunications needs of our tenants, the Operating Partnership, together with eight other real estate firms and leading venture capital firm, Kleiner Perkins Caulfied & Byers, formed a national telecommunications company, Broadband Office, Inc. Broadband Office will provide voice and data communications services to both the Operating Partnership's tenants and to other tenants in their respective office buildings across the country. By giving the tenants the ability to have direct, single point access to advanced telecommunication services, the Operating Partnership will not only generate greater tenant satisfaction, obtain higher rents and a higher rate of renewal, but the Operating Partnership will generate an additional source of revenue.

Competition

The Operating Partnership competes with other real estate firms in its markets in attracting tenants, primarily on the basis of location, rental rates, services provided and the design and condition of the improvements. These competitors include domestic and foreign financial institutions, other REITs, life insurance companies, pension funds, trust funds, partnerships and individual investors.

The number of competitive commercial properties in a particular area could have a material effect on the Operating Partnership's ability to lease space in its properties or at newly developed or acquired properties and on the rents charged. Since the Operating Partnership is also acquiring and actively developing properties in its markets it also faces competition in its efforts to acquire or develop desirable real estate.

CAPITAL STRUCTURE AND WORKING CAPITAL

The Operating Partnership's principal sources of funding for its ongoing operations, which include the leasing and build-out of existing space as well as the acquisition, development, expansion and renovation of additional properties and debt maturities, are cash flows provided by operations, unsecured short-term borrowings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, proceeds from the disposition of non-strategic assets and the assumption of secured debt on properties acquired. The Operating Partnership believes that its ability to access a variety of capital sources enables it to reduce its overall cost of capital and maintain a prudent capital structure. The Operating Partnership's fixed rate debt has interest rates for the unsecured investment grade notes between 6.65% and 8.00% and maturity dates ranging from 2000 to 2027.

                     CAPITAL STRUCTURE AT DECEMBER 31, 1999

DEBT

                                                              Principal
                                                               Amount
                                                             ----------
Unsecured Notes                                              $1,836,500
Unsecured Short-Term Borrowings                                  63,012
Mortgage Loans                                                   97,331
                                                             ----------
                   Total Debt                                $1,996,843
                                                             ----------

EQUITY

                                                                      Shares        Conversion  Common Stock      $ Value
                                                                   Outstanding         Ratio    Equivalents(1)   Equivalent
                                                                   -----------        ------    ------------     ----------
Series A Convertible Preferred Stock                                  1,000           1:22:1          1,220      $   44,454
Series B Cumulative Redeemable Preferred Stock                        4,250             N/A             N/A         106,250(2)
Series C Cumulative Redeemable Preferred Stock                        6,000             N/A             N/A         150,000(2)
Series E Cumulative Redeemable Preferred Stock                        4,000             N/A             N/A         100,000(2)
Common Stock                                                         64,961             N/A          64,961       2,367,049
Operating Partnership Units                                           8,823             1:1           8,823         321,492
Series D Cumulative Redeemable Preferred OP Units                     1,500             N/A             N/A          75,000(3)
                                                                                                 ----------      ----------
                   Total Equity                                                                      75,004       3,164,245
                                                                                                 ==========      ----------

                   Total Market Capitalization (total debt plus total equity)                                    $5,161,088
                                                                                                                 ==========

(1)  Value based on December 31, 1999 closing stock price of $36.438.

(2)  Value based on $25.00 per share liquidation preference.

(3) Value based on $50.00 per share, units were convertible beginning in April 1998.

OTHER DISCLOSURES

Environmental Matters

Compliance with laws and regulations relating to the protection of the environment, including those regarding the discharge of materials into the environment, has not had any material effect upon the financial condition or results of operations of the Operating Partnership.

The 97 properties owned by the Operating Partnership at December 31, 1993, were each subject to a Phase I environmental audit or update during the twelve-month period ended during December 31, 1993. Certain of these properties were subject to Phase II environmental investigations and all buildings on such properties constructed prior to 1985 have been subject to asbestos detection investigations. In addition, for each of the properties acquired subsequent to December 31, 1993, and for each parcel of land purchased for development, a Phase I environmental audit or update was completed as part of the acquisition due diligence process. These investigations have not revealed any environmental condition that the Operating Partnership believes would have a material effect on its business, assets or results of operations.

Site assessments have revealed soil and ground water contamination at the Stender Way II property in Santa Clara, California. A third party is primarily bearing the costs relating to this environmental condition and the Operating Partnership believes that its exposure, if any, is not material. Additionally, three properties located in Stanford Research Park in Palo Alto, California are subject to varying degrees of known environmental contamination. The remediation costs associated with this contamination have also been, and are expected to continue to be, borne by other parties. Furthermore, the Operating Partnership has entered into indemnification agreements whereby the Operating Partnership has been, and is to be, indemnified for liabilities arising from clean-up costs relating to these three properties.

Environmental contamination has been found to have originated at Walsh at Lafayette, an industrial development project site in Santa Clara, California that was acquired by the Operating Partnership in 1995. The Company has since developed a 320,505 square feet industrial building on this site. The relevant government agency has identified a third party as responsible for remediation, and the remediation process is continuing. The Operating Partnership is being indemnified for environmental contamination on the Walsh at Lafayette property by a third party that was the former owner of the property.

Site assessments have revealed that soil and groundwater at the Operating Partnership's Montgomery Ward property in Pleasant Hill, California, have been contaminated with volatile organic compounds. The likely sources of this contamination are on-site underground storage tanks and a potential off-site contamination source. To date, no government agency has issued any directives requiring that a remediation plan be filed or the contamination be cleaned up. The Spieker partnership that transferred this property, referred to as the transferor, to the Operating Partnership previously filed a lawsuit against the seller to enforce an indemnity agreement and against certain other potentially responsible parties to have those parties bear any clean-up costs. Settlement has been reached with certain of the defendants in the lawsuit, resulting in cash payments to the transferor. A trial involving the remaining defendants ended without any additional cash awards being made. Due to the nature of this environmental condition and the Operating Partnership's expectation that other parties will be primarily responsible for the clean-up costs, the Operating Partnership believes that its exposure, if any, for clean-up costs would not have a material adverse effect on the Operating Partnership's financial condition, results of operations or liquidity.

Site assessments have revealed soil and groundwater contamination at the Arden Square property in Sacramento, California, and the Woodside Central property in Woodside, California, which have since been sold to Pacific Retail Trust. The Operating Partnership agreed to indemnify the buyer for the contamination. However, the Operating Partnership believes that the liabilities and clean-up costs associated with this contamination are covered by the Operating Partnership's pollution insurance policy, except to the extent of the deductible under such policy.

Property owned by GAF Corporation and/or Mattel, Inc. in the vicinity of the Nimbus Corporate Center property in Beaverton, Oregon was discovered to have very high levels of soil and groundwater contamination. Monitoring is currently being conducted to determine the extent, if any, that such contamination may have affected the Nimbus Corporate Center property and whether any remedial action will be required. The Operating Partnership believes the GAF, Mattel and/or other third parties will bear the liabilities and remediation costs associated with this contamination, and that, if any event, any exposure the Operating Partnership might have, would be covered by the Operating Partnership's pollution insurance policy, except to the extent of the deductible under such policy.

Site assessments have revealed soil and groundwater contamination at the Georgetown Center property in Seattle, Washington, and the City Commerce Park property in Seattle, Washington, which properties have since been sold to CalWest Industrial Properties, LLC, a California limited liability company. The Operating Partnership agreed to indemnify the buyer for the contamination. Monitoring will be conducted to determine the extent, if any, that such contamination may have affected the Georgetown Center property and the City Commerce Park property, and whether any remedial action will be required.

Although the environmental investigations conducted to date have not revealed any environmental liability that the Operating Partnership believes would have a material adverse effect on the Operating Partnership's business, assets or results of operations, and the Operating Partnership is not aware of any such liability, it is possible that these investigations did not reveal all environmental liabilities or that there are material environmental liabilities of which the Operating Partnership is unaware. No assurances can be given that
(1) future laws, ordinances, or regulations will not impose any material environmental liability, or (2) the current environmental condition of the Properties has not been, or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties, or by third parties unrelated to the Operating Partnership.

ITEM 1. BUSINESS

Information related to this Item is located on pages 3-8.

ITEM 2. PROPERTIES

Information related to this Item is located on pages 9-13.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which either the Operating Partnership or the Properties are a party, or to which any of the assets of the Operating Partnership or the Properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Operating Partnership did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 1999.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth:

    - Consolidated operating data presented for the years ended December 31, 1999, 1998, 1997, 1996, and 1995.

    - Consolidated balance sheet data presented as of December 31, 1999, 1998, 1997, 1996 and 1995.

This selected financial data should be read in conjunction with the consolidated financial statements (including the notes thereto) of the Operating Partnership included in Item 8.

                          SUMMARY FINANCIAL INFORMATION
                (amounts in thousands, except per share amounts)

                                                                                Year Ended December 31,
                                                   -------------------------------------------------------------------------------
                                                        1999             1998           1997              1996             1995
                                                   -----------      -----------      -----------      -----------      -----------
OPERATING DATA:
Revenues                                           $   643,829      $   561,097      $   331,313      $   200,699      $   153,391
Income from operations before disposition of
  real estate, extraordinary items                     195,516          163,924          110,134           65,764           30,355
Income before extraordinary items                      253,970          185,939          130,386           74,091           30,444
Net Income (loss)                                      253,970          185,939          130,386           74,091          (10,361)
Net Income (loss) available to General Partners        187,322          130,431           99,890           54,149           (8,837)
Net Income (loss) available to Limited Partners         25,915           17,731           14,980            9,901           (1,524)
Net income (loss) per Common Operating Unit
  before extraordinary items (1)                          2.89             2.07             2.04             1.74              .90
Net income (loss) per Common Operating Unit (1)           2.89             2.07             2.04             1.74             (.31)
Distribution per Common Unit:
  General Partners (1)                                    2.44             2.29             2.09             1.78             1.76
  Limited Partners (1)                                    2.44             2.29             2.09             1.72             1.68

BALANCE SHEET DATA:
Investment in real estate (before accumulated
  depreciation)                                    $ 4,404,274      $ 4,182,806      $ 3,252,572      $ 1,447,173      $ 1,098,871
Net investment in real estate                        4,088,034        3,942,028        3,083,521        1,319,472          974,259
Total assets                                         4,268,485        4,056,870        3,242,934        1,390,314        1,011,497
Mortgage loans, net                                     97,331          110,698           96,502           45,997          112,702
Unsecured debt                                       1,899,512        1,736,500        1,335,000          674,000          377,700
Total debt                                           1,996,843        1,847,198        1,431,502          719,997          490,402
Partners' Capital                                    2,060,247        2,021,814        1,679,841          610,928          468,576

OTHER DATA:
Funds from Operations (2)                          $   258,828      $   215,064      $   147,912      $    93,293      $    61,428
Cash flow provided (used) by:
  Operating activities                                 315,357          293,989          191,450          112,581           76,471
  Investing activities                                (205,847)        (786,502)      (1,697,885)        (387,567)        (200,515)
  Financing activities                                 (97,312)         474,801        1,499,727          296,749          121,954
Total rentable square footage of properties at
  end of period                                         40,658           40,843           34,543           21,430           16,282
Occupancy rate at end of period                           96.3%            96.4%            94.5%            96.6%            96.9%

(1) Per unit amounts for the Operating Partnership are computed using the weighted average units outstanding during the period. The weighted average general partner units and limited partner units outstanding for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, were as follows:

                                             Diluted Weighted Average       Diluted Weighted Average
                           Year Ended        General Partner Units           Limited Partner Units
                           ----------        ------------------------       ------------------------
                               1999                  64,983,415                       8,865,039
                               1998                  62,877,995                       8,429,646
                               1997                  48,968,905                       7,209,418
                               1996                  35,910,652                       6,547,819
                               1995                  27,192,655                       6,409,742

(2) Refer to "Funds of Operations" in Item-7 Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion and definition of the Operating Partnership's Funds from Operations. In February 1995; the National Association of Real Estate Investment Trusts ("NAREIT") established its definition of Funds from Operations and requested that REITs adopt this new definition beginning in 1996. The new definition provided that the amortization of debt discount and deferred financing costs is no longer to be added back to net income to calculate Funds from Operations. In 1996, the Operating Partnership substantially implemented the new NAREIT definition for calculating Funds from Operations. The amount presented above for the year ended December 31, 1995, was $70,790 based on the old NAREIT definition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. These statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those risks and special considerations set forth in the Operating Partnership's other SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Operating Partnership undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Overview

In 1999, the Operating Partnership focused on maximizing the value of its real estate portfolio by increasing the cash flow from its properties, by increasing effective rents and maintaining high occupancy levels, as well as completing strategic value added asset acquisition, development and disposition transactions. The Operating Partnership also continued to focus on maintaining a capital structure that allows the Operating Partnership to execute its business strategy.

The Operating Partnership continued to experience solid rent growth in its portfolio of properties. For the year ended December 31, 1999, net effective rents on average were 36.5% higher than the expiring coupon rent on the 8.0 million square feet of second generation space renewed or re-leased. For the year ended December 31, 1998, rollover rents grew by 37.4% on approximately 8.3 million square feet of second generation space.

During 1999, the availability of assets that would meet the Operating Partnership's stringent acquisition requirements were limited. Accordingly, the Operating Partnership purchased significantly fewer assets in 1999 than in 1998. Of the 807,037 square feet of office property added to its portfolio during 1999 (the "1999 Acquisitions"), two office properties were added in the Pacific Northwest totaling 554,588 square feet for a total investment of $96.4 million and three were added in Southern California totaling 252,449 square feet for a total investment of $37.9 million.

The Operating Partnership continues to review its portfolio to identify assets whose value has been fully realized. During 1999, the Operating Partnership identified approximately 2.9 million square feet of property that was subsequently disposed of and the proceeds were either traded into new properties or used to fund the Operating Partnership's developments in process.

The Operating Partnership continued to increase its level of development activity during 1999. During 1999, the Operating Partnership added eight projects totaling 1.3 million square feet to its development pipeline for a total investment of approximately $237.7 million while it completed eleven properties, adding 1.9 million square feet to its stabilized portfolio for a total investment of $166.9 million. At December 31, 1999 the Operating Partnership had developments and redevelopments in process of approximately 2.7 million square feet of office and industrial properties for a total investment of $473.8 million. Further breakdown of the Operating Partnership's developments and redevelopments in process can be found in Part I of this Form 10-K. The developments completed during 1999 and the developments in process at December 31, 1999, are collectively referred to as the "Developments". A few of the developments in process, though not yet completed, were partially leased and occupied during 1999 and, accordingly, revenue and expense amounts for these developments are included in the Operating Partnership's operating results for the year ended December 31, 1999.

The Operating Partnership continued to maintain a strong balance sheet. In 1999, the Operating Partnership issued $400.0 million of investment grade rated unsecured notes in two tranches with maturities ranging from four to ten years.

Comparison of 1999 to 1998

The following comparison is of the Operating Partnership's consolidated operations for the year ended December 31, 1999 to the year ended December 31, 1998 (amounts are presented in millions).

                                   Year Ended December 31,
                         --------------------------------------------
Rental Revenues                                        Change
                                                ---------------------
                          1999        1998         $             %
                         ------      ------     -------        ------
1998 Core Portfolio      $456.9      $424.4      $ 32.5           7.7%
1998 Acquisitions         116.6        86.5        30.1          34.8
1999 Acquisitions           8.1          --         8.1            --
Developments               42.3        14.4        27.9         193.8
1999 Dispositions          13.9        17.1        (3.2)        (18.7)
                         ------      ------      ------        ------
                         $637.8      $542.4      $ 95.4          17.6%
                         ======      ======      ======        ======

Rental revenues for 1999 increased by $95.4 million. $32.5 million, or 34.1%, of the rental revenue increase is due to revenues generated by the "1998 Core Portfolio", defined as properties owned at January 1, 1998 and still owned at December 31, 1999. Properties acquired during 1998 contributed $30.1 million, or 31.6%, to the rental revenue increase for the year. During 1998, the Operating Partnership invested $884.8 million in acquiring properties totaling 6.3 million square feet (the "1998 Acquisitions"). The properties were acquired at various dates throughout the year and as such the Operating Partnership recognized a full year's results in 1999 as compared to a partial year's results in the year of acquisition. Increases in the 1998 Core Portfolio rental revenues and to some extent the 1998 Acquisitions rental revenues during 1999 were attributable to higher rollover rental rates realized on the renewal and releasing of second generation space and built in rent increases. During 1999, the Operating Partnership completed 1,326 lease transactions for the renewal and re-lease of
8.0 million square feet of second generation space. Rollover effective rent growth on these leases was on average, 36.5% higher than the previous rents received on those same spaces.

The Developments contributed $27.9 million, or 29.2%, to the rental revenue increases for 1999. The increase in income is due to the increases in occupancy on the developments either completed or still in the development pipeline. The Developments include both properties completed and added to the Operating Partnership's portfolio of stabilized properties, as well as properties currently under development. The Operating Partnership considers properties "stabilized" at the earlier of eighteen months after shell completion or when a 95.0% occupancy rate has been reached.

The 1999 Acquisitions contributed $8.1 million of the rental revenues for 1999. For the year, the Operating Partnership acquired five office properties totaling 807,037 square feet for a total investment of $134.3 million.

Consistent with the Operating Partnership's strategy to maintain the highest quality portfolio, the Operating Partnership sold properties in 1999 that did not meet its stringent investment criteria. During 1999, the Operating Partnership disposed of fifteen properties and two land parcels ("1999 Dispositions"), for a total sales price of $184.8 million recognizing a book gain of $48.6. Increases in rental revenues for the Operating Partnership were partially offset by a decrease of $3.2 million attributable to the 1999 Dispositions (see Note 3 to the consolidated financial statements). The gains generated from these sales were re-deployed into the purchase of the 1999 Acquisitions into assets purchased subsequent to December 31, 1999 and to fund the development pipeline. The Operating Partnership also recognized income from the sale of a mortgage and a gain on condemnation of a land parcel of $20.2 million.

                                      Year Ended December 31,
                               ---------------------------------------
                                                           Change
                                                    ------------------
                               1999       1998         $           %
                               -----      -----     ------       -----
Interest and Other Income      $ 6.0      $18.7      $(12.7)     (67.9)%


Interest and other income decreased due to the reduction in interest income from mortgage loans made to SNI in relation to SNI's 1997 acquisition of non-core assets. The majority of these assets were disposed of during 1998. Additionally, interest earned decreased slightly due to lower cash balances year over year and from the reduction of mortgage interest income due to the payoff on a mortgage held by the Operating Partnership, which was repaid by the borrower. Average cash balances for the year ended December 31, 1999 were $27.3 million as compared to $33.9 million in 1998.

                                                   Year Ended December 31,
                                     -------------------------------------------------------
                                                                             Change
                                                                    ------------------------
Property Operating Expenses           1999            1998             $                %
---------------------------          ------          ------         -------           ------
Rental Expenses                      $144.8          $124.8          $ 20.0             16.0%
Real Estate Taxes                      47.9            42.2             5.7             13.5
                                     ------          ------          ------           ------
                                     $192.7          $167.0          $ 25.7             15.4%
                                     ======          ======          ======             ====

                                                               Year Ended December 31,
                                             ----------------------------------------------------------
                                                                                      Change
                                                                             --------------------------
Property Operating Expenses                   1999             1998             $                  %
---------------------------                  ------           ------         --------            ------

1998 Core Portfolio                          $128.3           $121.7           $  6.6               5.4%
1998 Acquisitions                              44.9             36.2              8.7              24.0
1999 Acquisitions                               2.7               --              2.7                --
Developments                                   14.1              5.9              8.2             139.0
1999 Dispositions                               2.7              3.2             (0.5)            (15.6)
                                             ------           ------           ------            ------
                                             $192.7           $167.0           $ 25.7              15.4%
                                             ======           ======           ======            ======
Property Operating Expenses as % of
Rental Revenues                                30.2%            30.8%
                                             ======           ======

The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the total square footage of the Operating Partnership's portfolio of properties. The increased number of employees, as well as higher compensation costs were the principal drivers of the increase in rental expenses. The increases experienced are consistent with the increase in rental revenue.


Rental revenues net of property operating expenses, referred to as "net operating income," is presented in the following tables:

                                             Year Ended December 31,
                             --------------------------------------------------------
                                                                      Change
                                                            -------------------------
Net Operating Income         1999             1998             $                 %
-------------------          ------          ------         -------            ------
1998 Core Portfolio          $328.6          $302.7          $ 25.9               8.6%
1998 Acquisitions              71.7            50.3            21.4              42.5
1999 Acquisitions               5.4              --             5.4                --
Developments                   28.2             8.5            19.7             231.8
1999 Dispositions              11.2            13.9            (2.7)            (19.4)
                             ------          ------          ------            ------
                             $445.1          $375.4          $ 69.7              18.6%
                             ======          ======          ======            ======

For the year ended December 31, 1999, 74.1% of the Operating Partnership's net operating income was generated by office properties as compared with 69.1% for 1998 (for further breakdown of rental revenue and net operating income at segment levels refer to Note 13 to the consolidated financial statements).

                                                                Year Ended December 31,
                                               ---------------------------------------------------------
                                                                                        Change
                                                                                ------------------------
Other Expenses                                 1999             1998               $                %
--------------                                 ------           ------          -------           ------
Interest Expense, including
 Amortization of Finance Costs                 $120.7           $116.3           $  4.4             3.8%

Depreciation and Amortization Expense           111.4             94.5             16.9            17.9

G & A Expenses                                   23.5             19.3              4.2            21.8

G & A Expenses as % of
 Rental Revenues                                  3.7%             3.6%

Capitalized Interest                           $ 21.0           $ 16.5


Interest expense increased due to a higher total average outstanding debt balance in 1999. This increase is the net effect of additions to interest expense from additional note offerings which occurred during 1999, offset by lower balances outstanding under the Facility, the payoff of the Bank Facility combined with an increase in interest capitalized in relation to the Developments that the Operating Partnership had in process during the year. The average outstanding debt was $2.0 billion in 1999 and $1.8 billion in 1998.

Depreciation and amortization expenses increased by $16.9 million for 1999 as compared with 1998, due primarily to the 1999 and 1998 Acquisitions and the Developments.

General and administrative expenses increased by $4.2 million for 1999 as compared with 1998, primarily as a result of the increased number of employees, wage pressures experienced on the west coast. However, 1999 general and administrative expenses were consistent with 1998 levels on a percentage of revenue basis.

During 1999, the Operating Partnership recorded gains on disposition of real estate of $58.5 million. The gain includes $5.2 million of gain recognized on a mortgage held by the Operating Partnership, which was repaid by the borrower, a $4.7 million condemnation gain and $48.6 million on the disposition of fifteen properties and two land parcels.

                                                                Year Ended December 31,
                                               ----------------------------------------------------------
                                                                                         Change
                                                                                -------------------------
                                               1999             1998               $                 %
                                               ------           ------          -------            ------
Income from Operations before
 Disposition of Real Estate and
 Minority Interests                            $195.5           $163.9           $ 31.6             19.3%

The increase in income from operations before disposition of real estate and minority interests of $31.6 million for the year ended December 31, 1999 is principally due to rent increases in the 1998 Core Portfolio and the 1998 Acquisitions, the 1999 Acquisitions, and the Developments coming on line during the year.

Comparison of 1998 to 1997

The following comparison is of the Operating Partnership's consolidated operations for the year ended December 31, 1998 to the year ended December 31, 1997 (amounts are presented in millions).

                                                                Year Ended December 31,
                                               ----------------------------------------------------------
                                                                                         Change
                                                                                -------------------------
Rental Revenues                                 1999             1998              $                 %
-------------------                            ------           ------          -------            ------
1997 Core Portfolio                            $217.6           $203.9           $ 13.7              6.7%
1997 Acquisitions                               209.5             91.9            117.6            128.0
1998 Acquisitions                                86.5               --             86.5               --
Developments                                     26.3              8.7             17.6            202.3
1998 Dispositions                                 2.5             17.1            (14.6)           (85.4)
                                               ------           ------           ------           ------
                                               $542.4           $321.6           $220.8             68.7%
                                               ======           ======           ======           ======

Rental revenues for 1998 increased by $220.8 million. Of this increase, $117.6 million was generated by the properties acquired during 1997 (the "1997 Acquisitions"), for which the Operating Partnership recognized a full year's results in 1998 as compared to a partial year's results in the year of acquisition. $86.5 million was generated by the 1998 Acquisitions, which were acquired on various dates throughout 1998. $17.6 million is attributable to the Developments and $13.7 million is attributable to the 1997 Core Portfolio. The "1997 Core Portfolio" is defined as properties owned at January 1, 1997 and still owned at December 31, 1998. Increases in the 1997 Core Portfolio can be attributed to higher rents on rollovers, contractual rent increases and increased occupancy. The increases in rental revenue are partially offset by a decrease of $14.6 million attributable to the disposition of properties which were owned by the Operating Partnership during the year ended December 31, 1997 (the "1998 Dispositions").

                                                                Year Ended December 31,
                                               ----------------------------------------------------------
                                                                                         Change
                                                                                -------------------------
                                               1999             1998               $                 %
                                               ------           ------          -------            ------
Interest and Other Income                      $ 18.7           $  9.7          $  9.0              92.8%


The increase in interest and other income is due to interest income from mortgage loans made to SNI in relation to SNI's acquisition of non-core assets. These assets have subsequently been sold. This increase is slightly offset by a decrease in interest earned on cash balances. Average cash balances for the year ended December 31, 1998 were $33.9 million compared to $56.4 million in 1997.

                                                                Year Ended December 31,
                                               ----------------------------------------------------------
                                                                                         Change
                                                                                -------------------------
Property Operating Expenses                     1999             1998              $                 %
                                               ------           ------          -------            ------
Rental Expenses                                $124.8           $ 66.7           $ 58.1             87.1%
Real Estate Taxes                                42.2             24.6             17.6             71.5%
                                               ------           ------           ------           ------
                                               $167.0           $ 91.3           $ 75.7             83.0%
                                               ======           ======           ======           ======

                                                                Year Ended December 31,
                                               ----------------------------------------------------------
                                                                                         Change
                                                                                -------------------------
Property Operating Expenses                     1999             1998              $                 %
                                               ------           ------          -------            ------
1997 Core Portfolio                            $ 56.0           $ 54.1           $ 1.90              3.5%
1997 Acquisitions                                66.3             30.4             35.9            118.1
1998 Acquisitions                                36.2               --             36.2               --
Developments                                      7.8              2.2              5.6            254.5
1998 Dispositions                                 0.7              4.6             (3.9)           (84.8)
                                               ------           ------           ------           ------
                                               $167.0           $ 91.3           $ 75.7             83.0%
                                               ======           ======           ======           ======
Property Operating Expenses as % of
Rental Revenues                                  30.8%            28.4%
                                               ------           ------

The overall increase in property operating expenses is primarily a result of the growth in the total square footage of the Operating Partnership's portfolio of properties. The increase in property operating expenses as a percentage of rental revenues is attributable to the increased percentage of office properties in the Operating Partnership's portfolio. For the year ended December 31, 1998, 69.1% of the Operating Partnership's net operating income (rental revenues less property operating expenses) was generated by office properties as compared with 60.1% for 1997.

                                                                Year Ended December 31,
                                               --------------------------------------------------------
                                                                                        Change
                                                                                -----------------------
Net Operating Income                            1999             1998              $               %
--------------------                           ------           ------          -------          ------

1997 Core Portfolio                            $161.6           $149.9           $ 11.7             7.8%
1997 Acquisitions                               143.2             61.5             81.7           132.8
1998 Acquisitions                                50.3               --             50.3              --
Developments                                     18.5              6.5             12.0           184.6
1998 Dispositions                                 1.8             12.4            (10.6)          (85.5)
                                               ------           ------           ------          ------
                                               $375.4           $230.3           $145.1            63.0%
                                               ======           ======           ======          ======


                                                                Year Ended December 31,
                                               --------------------------------------------------------
                                                                                        Change
                                                                                -----------------------
Other Expenses                                  1999             1998              $               %
--------------                                 ------           ------          -------          ------
Interest Expense, including
Amortization of Finance Costs                  $116.3           $ 62.3           $ 54.0            86.7%

Depreciation and Amortization Expense            94.5             52.8             41.7            79.0

G & A Expenses                                   19.3             14.8              4.5            30.4

G & A Expenses as % of
 Rental Revenues                                  3.6%             4.6%

Capitalized Interest                           $ 16.5           $  6.3


The increase in interest expense of $54.0 million is due to increases in the total average outstanding debt balances. The average outstanding debt was $1.8 billion for 1998 and $936.0 million in 1997 and is consistent with the increase in the size of the Operating Partnership's portfolio of properties.

Depreciation and amortization expenses increased by $41.7 million for 1998 as compared with 1997, due to the 1998 and 1997 Acquisitions and the completed Developments.

General and administrative expenses increased by $4.5 million for 1998 as compared with 1997, primarily as a result of the increased number of employees. On a percentage basis, general and administrative expenses were 3.6% of rental revenues for 1998, as compared with 4.6% for 1997 reflecting economies of scale associated with the growth of the Operating Partnership.

During 1998, the Operating Partnership disposed of one retail property, two office properties, four industrial properties and two land parcels resulting in a gain of $20.1 million.

                                                                Year Ended December 31,
                                               --------------------------------------------------------
                                                                                        Change
                                                                                -----------------------
                                                1999             1998              $               %
                                               ------           ------          -------          ------
Income from Operations before
 Disposition of Real Estate and
 Minority Interests                            $163.9           $110.1           $ 53.8          48.9 %

Income from Operations before disposition of real estate and minority interests increased by $53.8 million or 48.9%. The increase in income from operations before disposition of real estate and minority interests is principally due to the 1998 and 1997 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

                                                                Year Ended December 31,
                                               --------------------------------------------------------
                                                                                        Change
                                                                                -----------------------
                                                1999             1998              $               %
                                               ------           ------          -------          ------
Cash Provided by Operating Activities          $315.4           $294.2           $ 21.2             7.2%
Cash Used for Investing Activities             (205.8)          (786.7)           580.9            73.8
Cash (Used for) Provided by Financing
Activities                                      (97.3)           474.8           (572.1)         (120.5)

The increase in cash provided by operating activities is primarily due to the net income resulting from the 1998 and 1999 Acquisitions, the Developments and the 1998 Core Portfolio partially offset by a decrease in accounts payable. The decrease in accounts payable is due to timing differences in the payment of accounts payable balances at the end of each comparable period. Cash used for investing activities was significantly lower due to the decrease in the number of acquisitions completed. Cash used for/provided by financing activities decreased by $572.1 million for 1999, as compared to the same period in 1998. The change is consistent with the Operating Partnership's decreased investment activity and the Operating Partnership's ability to fund part of its investment activity with the proceeds from asset dispositions. During 1999, cash provided by financing activities consisted primarily of $400.0 million in gross proceeds from the issuance of unsecured notes (see below). The increases were offset by the payment of $200.0 million on the Company's short-term bank facility (the "Bank Facility"), net payments of $37.0 million on the Facility, re-payment of $34.0 million in mortgage loans and principal payments of $8.9 million on mortgage loans. Additionally, re-payments of dividends and distributions increased by $23.0 million from $195.9 million in 1998 to $218.9 million for 1999. This increase is due to the greater number of common and preferred shares outstanding and the 7.0% increase in the common share and operating partnership unit distribution rate of $2.44 per share and unit for 1999 from $2.28 per share in 1998.

The principal sources of funding for acquisitions, development, expansion and renovation of properties and debt maturities are unsecured short-term borrowings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, proceeds from dispositions, the assumption of secured debt on properties acquired and cash flow provided by operations. The Operating Partnership believes that its liquidity and its ability to access capital and proceeds from disposition of non-strategic assets are adequate to continue to meet liquidity requirements for the foreseeable future.

At December 31, 1999, the Company had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Company believes that the cash provided by operations and its Bank Facility provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

In February, March and April 1998, the Company placed 710,832 shares, 608,828 shares and 1,166,144 shares, respectively, of Common Stock at prices of $42.25, $41.06 and $39.88 in Unit Investment Trusts along with other publicly traded REITs. Additionally, in July 1998, there was a private offering for 173,664 shares at $38.39. The net proceeds of these transactions of $96.3 million were used to pay down borrowings on the line of credit and to fund the ongoing acquisition and development of properties.

In April 1998, the Company sold 1,500,000 Series D Cumulative Redeemable Preferred Units (the "Series D Preferred Units") to an institutional investor for $50.00 per unit. Dividends are payable at an annual rate of 7.6875%. The Series D Preferred Units may be called by the Company at par on or after April 20, 2003, and have no stated maturity or mandatory redemption. The Series D Preferred Units are exchangeable for the Series D Cumulative Redeemable Preferred Stock of the Operating Partnership on or after April 20, 2008. The net proceeds of $73.1 million for the Series D Preferred Units were used to pay down the line of credit and to fund future growth of the Company.

In June 1998, the Company sold 4,000,000 shares of Series E Cumulative Redeemable Preferred Stock for $25.00 per share. These shares are redeemable at the option of the Operating Partnership. Dividends are payable at an annual rate of 8.00% of the redeemable liquidation preference of $100.0 million. Net proceeds of $96.4 million were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

In 1998, the Operating Partnership issued $301.5 million of investment grade rated unsecured notes in four tranches as follows: $150.0 million of 6.75% notes due January 15, 2008; $125.0 million of 6.875% notes due February 1, 2005; $1.5 million of 7.0% notes due February 2, 2007 and $25.0 million of 6.880% notes due April 30, 2007. Net proceeds of $299.1 million were used to repay borrowings on the unsecured line of credit and to fund the acquisition and development of properties.

In May 1999, the Operating Partnership issued $400.0 million of investment grade rated unsecured notes in two tranches as follows: $200.0 million of 6.8% notes due May 1, 2004 priced to yield 6.83% and $200.0 million of 7.25% notes due May 1, 2009 priced to yield 7.27%. The Company used the net proceeds of approximately $397.0 million from this offering to reduce amounts outstanding under the Facility and the Bank Facility.

In conjunction with the issuance of the May 1999 Notes, the Company hedged its exposure to pricing benchmarks so that the net cost to the Operating Partnership was 6.74% for the 2004 notes and 7.18% for the 2009 notes. The Company was released from any further obligations under the hedge transaction upon issuance of the May 1999 Notes.

As of December 31, 1999, the Operating Partnership had $1.8 billion of investment grade rated unsecured debt securities outstanding. The debt securities have interest rates that vary from 6.65% to 8.0% and maturity dates that range from 2000 to 2027.

The Operating Partnership has a $250.0 million Unsecured Line of Credit Facility with interest at London Interbank Offering Rate ("LIBOR") plus .80%. This Facility matures in August 2001, and has a competitive bid option that allows the Operating Partnership to request bids from the lenders for advances up to $150.0 million. At December 31, 1999, the Operating Partnership had $63.0 million outstanding under the Facility. The Facility is subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Operating Partnership is currently in compliance with all of the covenants in the Facility concerning its indebtedness. During the quarter ended June 30, 1999 the Operating Partnership paid down the Bank Facility which had an outstanding balance of $200.0 million. The Bank Facility carried interest at LIBOR plus 0.65% and was to mature in November 1999.

In addition to the unsecured debt securities and the Facility, the Operating Partnership has $97.3 million of secured indebtedness (the "Mortgages") at December 31, 1999. The Mortgages have interest rates varying from 7.00% to 9.88% and maturity dates from 2001 to 2013. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Operating Partnership also has $10.2 million of assessment bonds outstanding as of December 31, 1999.

The Company has the capacity pursuant to shelf registration statements to issue up to approximately $663.8 million in equity securities and the Operating Partnership has the capacity to issue up to $413.5 million in debt securities.

FUNDS FROM OPERATIONS

The Operating Partnership considers Funds from Operations to be a useful financial measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions, developments, and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles, or GAAP, and Funds from Operations should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations do not measure whether cash flow is sufficient to fund all of the Operating Partnership's cash needs including principal amortization, capital improvements, and distributions to stockholders. Funds from Operations do not represent cash flows from operating, investing, or financing activities as defined by GAAP. Further, Funds from Operations, as disclosed by other REIT's may not be comparable to the Operating Partnership's calculation of Funds from Operations, as described below.

Pursuant to the National Association of Real Estate Investment Trusts, or NAREIT, revised definition of Funds from Operations, the Operating Partnership calculates Funds from Operations by adjusting net income before minority interest, calculated in accordance with GAAP, for certain non-cash items, principally the amortization and depreciation of real property and for dividends on shares and other equity interests that are not convertible into shares of Common Stock. The Operating Partnership does not add back the depreciation of corporate items, such as computers or furniture and fixtures, or the amortization of deferred financing costs or debt discount. However, the

Operating Partnership eliminates the effect of straight-lined rents, as defined under GAAP, in its FFO calculation, as management believes this presents a more meaningful picture of rental income over the reporting period.

Funds from Operations per share is calculated based on weighted average shares outstanding, assuming the conversion of all shares of Series A Preferred Stock, and all Operating Partnership units outstanding into shares of Common Stock and including the dilutive effect of stock option equivalents computed using the treasury stock method.

The tables below set forth the Operating Partnership's calculation of Funds from Operations for 1999 and 1998.

                                                                STATEMENT OF FUNDS FROM OPERATIONS
                                                                      (amounts in thousands)
                                                                        1999 Quarter Ended
                                                    -------------------------------------------------------------      Year Ended
                                                    March 31,         June 30,      September 30,    December 31,     December 31,
                                                    ---------        ---------      -------------    ------------     ------------
Income from operations before disposition
  of property and minority interests:               $  47,594        $  48,716        $  47,954        $  51,252        $ 195,516
Less:
  Dividends on Series B Preferred Stock                (2,510)          (2,510)          (2,510)          (2,510)         (10,041)
  Dividends on Series C Preferred Stock                (2,953)          (2,953)          (2,953)          (2,953)         (11,812)
  Dividends on Series E Preferred Stock                (2,000)          (2,000)          (2,000)          (2,000)          (8,000)
  Distributions on Preferred
     Operating Partnership Units                       (2,527)          (2,397)          (1,538)          (1,441)          (7,904)
                                                    ---------        ---------        ---------        ---------        ---------
    Income from Operations after Series B, C,
    and E dividends, and Preferred Operating
    Partnership Unit distributions                     37,604           38,856           38,953           42,348          157,759
Add:
  Depreciation and amortization                        25,102           26,727           28,981           29,191          110,003
  Other, net                                               38              289              153              780            1,261
                                                    ---------        ---------        ---------        ---------        ---------
    Funds from Operations before
      Straight-line rent                               62,744           65,872           68,087           72,319          269,023
  Straight-line rent                                   (2,548)          (2,675)          (2,345)          (2,626)         (10,195)
                                                    ---------        ---------        ---------        ---------        ---------
 Funds from Operations                              $  60,196        $  63,197        $  65,742        $  69,693        $ 258,828
                                                    =========        =========        =========        =========        =========
  Weighted average diluted share
    equivalents outstanding                            73,919           74,233           75,329           75,547           74,763
                                                    =========        =========        =========        =========        =========


                                                                  STATEMENT OF FUNDS FROM OPERATIONS
                                                                         (amounts in thousands)
                                                                          1998 Quarter Ended
                                                    --------------------------------------------------------------     Year Ended
                                                    March 31,         June 30,      September 30,     December 31,     December 31,
                                                    ---------        ---------      -------------     ------------     ------------
Income from operations before disposition
  of property and minority interests:               $  37,943        $  40,630        $  43,262        $  42,088        $ 163,924
Less:
  Dividends on Series B Preferred Stock                (2,510)          (2,510)          (2,510)          (2,510)         (10,041)
  Dividends on Series C Preferred Stock                (2,953)          (2,953)          (2,953)          (2,953)         (11,813)
  Dividends on Series E Preferred Stock                    --             (600)          (2,000)          (2,000)          (4,600)
  Distributions on Preferred Operating
    Partnership Units                                  (1,266)          (2,223)          (2,527)          (2,527)          (8,542)
                                                    ---------        ---------        ---------        ---------        ---------
    Income from Operations after Series B, C,
    and E dividends, and Preferred Operating
    Partnership Unit distributions                     31,214           32,344           33,272           32,098          128,928
Add:
  Depreciation and amortization                        19,366           22,404           23,924           27,813           93,512
  Other, net                                              (14)             (14)             105               36              112
                                                    ---------        ---------        ---------        ---------        ---------
  Funds from Operations before
    Straight-line  rent                                50,566           54,734           57,301           59,947          222,552
  Straight-line rent                                   (1,640)          (1,508)          (2,408)          (1,932)          (7,488)
                                                    ---------        ---------        ---------        ---------        ---------
Funds from Operations                               $  48,926        $  53,226        $  54,893        $  58,015        $ 215,064
                                                    =========        =========        =========        =========        =========
Weighted average diluted share
  equivalents outstanding                              69,795           72,883           73,639           73,733           72,528
                                                    =========        =========        =========        =========        =========



The sum of quarterly funds from operations data in 1999 and 1998 varies from the annual data due to rounding.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

The Operating Partnership uses fixed and variable rate debt to finance its operations. The information below summarizes the Operating Partnership's market risks associated with debt outstanding as of December 31, 1999. The following table presents principal cash flows and related weighted average interest rates by year of maturity.


                             EXPECTED MATURITY DATE
                                  (in millions)

                                 2000          2001            2002         2003          2004       Thereafter           Total
                            ------------   ------------   ------------     ------     ------------   ------------     ------------
Fixed Rate Debt             $      100.0   $      155.0   $      110.0     $   --     $      300.0   $    1,268.8     $    1,933.8
Average Interest Rate               6.65%          7.21%          6.95%        --             6.83%          7.29%            7.16%
Variable Rate Debt                    --   $       63.0             --         --               --             --     $       63.0
Average Interest Rate                 --           6.66%            --         --               --             --             6.66%


The variable rate debt represents 3.2% and the fixed rate debt represents 96.8% of all the debt outstanding. The carrying amount of the Operating Partnership's debt approximates fair value. The Operating Partnership's fixed and variable rate debt is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." At December 31, 1999, the Operating Partnership had no interest rate caps or swaps. In conjunction with the issuance of the May 1999 Notes, the Operating Partnership hedged its exposure to pricing benchmarks so that the net cost to the Operating Partnership was 6.74% for the 2004 notes and 7.18% for the 2009 Notes. The Operating Partnership was released from any further obligations under the hedge upon issuance of the May 1999 Notes. All of the Operating Partnership's debt is denominated in United States dollars. The Operating Partnership's risk management policies do not provide for the utilization of financial instruments for trading purposes and only minimal use for hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Operating Partnership's definitive proxy statement for its annual stockholders' meeting to be held on June 7, 2000.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Operating Partnership's definitive proxy statement for its annual stockholders' meeting to be held on June 7, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Operating Partnership's definitive proxy statement for its annual stockholders' meeting to be held on June 7, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Operating Partnership's definitive proxy statement for its annual stockholders' meeting to be held on June 7, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


                                                                                                        Page
                                                                                                        ----
(a) 1.  FINANCIAL STATEMENTS AND REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS
        Report of Independent Public Accountants                                                         33
        Consolidated Financial Statements:
        Balance Sheets:
              Spieker Properties, L.P. Consolidated as of December 31, 1999 and 1998                     34
        Statements of Operations:
              Spieker Properties, L.P. Consolidated for the years ended December 31, 1999,
                  December 31, 1998 and December 31, 1997                                                36
        Statements of Partners' Capital:
              Spieker Properties, L.P. Consolidated for the years ended December 31, 1999,
                  December 31, 1998 and December 31, 1997                                                37
        Statements of Cash Flows:
              Spieker Properties, L.P. Consolidated for the years ended December 31, 1999
                  December 31, 1998 and December 31, 1997                                                38

          Notes to Consolidated Financial Statements                                                     39

     2. FINANCIAL STATEMENTS SCHEDULES
          Schedule III- Real Estate and Accumulated Depreciation as of December 31, 1999                 53

          All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(b)      REPORTS ON FORM 8-K
          None.

(c)      EXHIBITS
          The exhibits cited in the following Index to Exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

EXHIBITS (enclosed attachments are sequentially numbered)                       Page No.
=========================================================================================
3.1     Articles of Incorporation of Spieker Properties, Inc. (1)

3.1A    Articles of Amendment of Spieker Properties, Inc. (incorporated by reference to Exhibit 3.1A to Spieker Properties, Inc.'s Report on Form
        10-K for the year ended December 31, 1996)                               65

3.2     Amended and Restated Bylaws of Spieker Properties, Inc.

3.3     Articles Supplementary of Spieker Properties, Inc. for the Series A
        Preferred Stock (incorporated by reference to Exhibit 4.2 to Spieker
        Properties, Inc.'s Report on Form 10-Q for the quarter ended March 31,
        1994)

3.4     Articles Supplementary of Spieker Properties, Inc. for the Class B
        Common Stock (incorporated by reference to Exhibit 4.2 to Spieker
        Properties, Inc.'s Report on Form 10-Q for the quarter ended March 31,
        1995)

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

3.8     Articles Supplementary of Spieker Properties, Inc. for the Series D
        Preferred Stock (incorporated by reference to Exhibit 3.8 to Spieker
        Properties, Inc.'s Annual Report on the Form 10-K for the year ended
        December 31, 1998).

3.9     Articles Supplementary of Spieker Properties, L.P. for the Series E
        Preferred Stock (incorporated by reference to Exhibit 3.1 to Spieker
        Properties, Inc.'s Report on Form 8-K dated June 4, 1998)

3.10    Rights agreement, which includes as Exhibit A the Form of Rights
        Certificate and Election to Exercise and as Exhibit B the Form of Articles Supplementary (incorporated by reference to Exhibit 4 to
        Spieker Properties, Inc.'s Report on Form 8-K dated September 22, 1998)

4.1     Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K (1)

4.2     Intentionally omitted

4.3 Series A Preferred Stock Purchase Agreement, ( incorporated by reference to Exhibit 4.1 to Spieker Properties, Inc.'s Form 10-Q Report for the quarter ended March 31, 1994)

4.4     Investor Rights Agreement relating to A Series Preferred Stock
        (incorporated by reference to Exhibit 4.3 to Spieker Properties, Inc.'s
        Form 10-Q Report for the quarter ended March 31, 1994)

4.5     Indenture dated as December 6, 1995, among Spieker Properties, Inc.,
        Spieker Properties, Inc. and State Bank and Trust, as Trustee (2)

4.6 First Supplemental Indenture relating to the 2000 Notes, the 2000 Note and Guarantee (2)

4.7 Second Supplemental Indenture relating to the 2001 Notes, the 2001 Note and Guarantee (2)

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

-----------------
* Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to the Operating Partnership's Registration Statement on Form S-11 (Registration No. 33-67906), which became effective November 10, 1993.

(2) Incorporated by reference to the identically numbered exhibit to the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

EXHIBITS (enclosed attachments are sequentially numbered)
================================================================================
4.17    Eighth Supplemental Indenture relating to the 7.125% Notes Due 2009
        (incorporated by reference to Exhibit 4.9 of Spieker Properties, Inc.'s
        Registration statement on Form S-3 (File No. 333-35997))

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

4.23    Fourteenth Supplemental Indenture relating to the 6.88% Notes due 2007
        (incorporated by reference to Exhibit 4.15 to Spieker Properties, Inc.
        Registration Statement on Form S-3 (File No. 333-51269))

4.24    Fifteenth Supplemental Indenture relating to the 6.8% Notes Due 2004 and the 7.25% Notes due 2009 (incorporated by reference to Exhibit 4.1
        Spieker Properties, Inc.'s Current Report on Form 8-K dated May 11,
        1999)

10.1    Second Amendment and Restated Agreement of Limited Partnership of
        Spieker Properties, Inc. (incorporated by reference to Exhibit 10.1
        Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1997)

10.2    First Amendment to Second Amended and Restated Agreement of Limited
        Partnership of Spieker Properties, Inc. (incorporated by reference to
        Exhibit 10.2 Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997)

10.3    Credit Agreement among Spieker Properties, Inc., as borrower, Wells
        Fargo Bank, as Agent, Morgan Guaranty Trust Company of New York, as
        Documentation Agent, and the lenders named therein, dated as of August
        8, 1997, and Loan Notes pursuant to such Credit Agreement (incorporated by reference to Exhibit 10.16 to Spieker Properties, Inc.'s Current
        Report on Form 8-K dated September 22, 1997)

10.4* Form of Employment Agreement between the Operating Partnership and each of Warren E. Spieker, Jr., John K. French, Bruce E. Hosford, and Dennis
        E. Singleton (2)

10.5*   Form of Spieker Merit Plan (1)

10.6*   Amended and Restated Spieker Properties, Inc. 1993 Stock Incentive Plan
        (incorporated by reference to Exhibit 4.3 to Spieker Properties, Inc.'s
        Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

10.7 Form to Indemnification Agreement between Spieker Properties, Inc. and its directors and officers (incorporated by reference to Exhibit 10.21 to Spieker Properties, Inc.'s Registration Statement on Form S-11 (File
        No. 33-67906))

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

10.12   Second Amendment to Second Amended and Restated Agreement of United
        Partnership of Spieker Properties, Inc. (incorporated by reference to
        Exhibit 3.1 to Spieker Properties, Inc.'s Report on Form -Q/A for the quarterly period ended June 30, 1998)

-----------------
* Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to the Operating Partnership's Registration Statement on Form S-11 (Registration No. 33-67906), which became effective November 10, 1993.

(2) Incorporated by reference to the identically numbered exhibit to the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

EXHIBITS (enclosed attachments are sequentially numbered)                       Page No.
========================================================================================
10.13   Third Amendment to Second Amended and Restated Agreement to Limited
        Partnership of Spieker Properties, Inc. (incorporated by reference to
        Exhibit 10.13 Spieker Properties, Inc.'s Annual Report on Form 10-K
        for the year ended December 31, 1998)

21.1 List of Subsidiaries of Spieker Properties, Inc. (incorporated by reference to Exhibit 21.1 Spieker Properties, Inc. Annual Report on
        Form  10-K for the year ended December 31, 1997)

23.1    Consent of Independent Public Accountants (filed herewith)                 78

27.1    Article 5 Financial Data Schedule (Edgar Filing Only)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Spieker Properties, L.P.:

We have audited the accompanying consolidated balance sheets of Spieker Properties, L.P. (a California limited partnership) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, Partners' Capital and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements and the schedule referred to below are the responsibility of the management of Spieker Properties, L.P. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spieker Properties, L.P. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule listed in the index to the financial statements is presented for purposes as complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

San Francisco, California
January 31, 2000

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                             (dollars in thousands)

                                     ASSETS

                                                                                 1999               1998
                                                                             -----------        -----------
INVESTMENTS  IN REAL ESTATE:
  Land, land improvements and leasehold interests                            $   816,136        $   770,670
  Buildings and improvements                                                   3,174,430          2,924,290
  Construction in progress                                                       180,407            255,710
                                                                             -----------        -----------
                                                                               4,170,973          3,950,670
  Less-accumulated depreciation                                                 (316,240)          (240,778)
                                                                             -----------        -----------
                                                                               3,854,733          3,709,892
  Land held for investment                                                       125,356            131,530
  Investment in mortgages                                                         18,725             28,069
  Property held for disposition, net                                              89,220             72,537
                                                                             -----------        -----------
    Net investments in real estate                                             4,088,034          3,942,028


CASH AND CASH EQUIVALENTS                                                         17,114              4,916


ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts
  of $2,139 and $894 as of December 31, 1999 and 1998                              4,846              9,416


DEFERRED RENT RECEIVABLE                                                          22,911             12,746


RECEIVABLE FROM AFFILIATES                                                           144                183


DEFERRED FINANCING AND LEASING COSTS, net of accumulated
  amortization of $20,901 and $14,539 as of December 31, 1999 and 1998            59,655             44,607


FURNITURE, FIXTURES and EQUIPMENT, net of accumulated
  depreciation of $3,283 and $2,455 as of December 31, 1999 and 1998               5,107              4,495

PREPAID EXPENSES, DEPOSITS ON PROPERTIES AND OTHER ASSETS                         50,091             17,616


INVESTMENTS IN AFFILIATES                                                         20,583             20,863
                                                                             -----------        -----------
                                                                             $ 4,268,485        $ 4,056,870
                                                                             ===========        ===========


  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                         AS OF DECEMBER 31,1999 AND 1998
                    (dollars in thousands, except share data)

                        LIABILITIES AND PARTNERS' CAPITAL


                                                                                 1999             1998
                                                                              ----------       ----------
DEBT:
  Unsecured notes                                                             $1,836,500       $1,436,500
  Unsecured short-term borrowings                                                 63,012          300,000
  Mortgage loans                                                                  97,331          110,698
                                                                              ----------       ----------
    Total debt                                                                 1,996,843        1,847,198
                                                                              ----------       ----------

ASSESSMENT BONDS PAYABLE                                                          10,172           11,339
ACCOUNTS PAYABLE                                                                  13,548           24,938
ACCRUED REAL ESTATE TAXES                                                          2,628            2,251
ACCRUED INTEREST                                                                  28,634           25,263
UNEARNED RENTAL INCOME                                                            33,244           22,635
DIVIDENDS AND DISTRIBUTIONS PAYABLE                                               46,977           44,728
OTHER ACCRUED EXPENSES AND LIABILITIES                                            76,192           56,704
                                                                              ----------       ----------
    Total liabilities                                                          2,208,238        2,035,056
                                                                              ----------       ----------

PARTNERS' CAPITAL
  General Partner, including a liquidation preference of $381,250 as of
    December 31, 1999 and December 31, 1998                                    1,793,445        1,723,462
  Limited Partners                                                               266,802          298,352
                                                                              ----------       ----------
  Total Partners' Capital                                                      2,060,247        2,021,814
                                                                              ----------       ----------
                                                                              $4,268,485       $4,056,870
                                                                              ==========       ==========


  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1999,1998 AND 1997
                (dollars in thousands, except per share amounts)


                                                                                 Year Ended December 31,
                                                                       -------------------------------------------
                                                                         1999             1998              1997
                                                                       ---------        ---------        ---------
REVENUES:
  Rental income                                                        $ 637,844        $ 542,430        $ 321,609
  Interest and other income                                                5,985           18,667            9,704
                                                                       ---------        ---------        ---------
                                                                         643,829          561,097          331,313
OPERATING EXPENSES:
  Rental expenses                                                        144,826          124,847           66,654
  Real estate taxes                                                       47,920           42,196           24,644
  Interest expense, including amortization of financing costs            120,726          116,335           62,266
  Depreciation and amortization                                          111,370           94,512           52,779
  General and administrative expenses                                     23,471           19,283           14,836
                                                                       ---------        ---------        ---------
                                                                         448,313          397,173          221,179
                                                                       ---------        ---------        ---------

    Income from operations before disposition of real estate             195,516          163,924          110,134
                                                                       ---------        ---------        ---------

GAIN ON DISPOSITION OF REAL ESTATE                                        58,454           22,015           20,252
                                                                       ---------        ---------        ---------
  Net Income                                                             253,970          185,939          130,386
  Preferred Operating Partnership Unit Distributions                      (7,904)          (8,543)            (402)
                                                                       ---------        ---------        ---------

  Preferred Dividends:
  Series A Preferred Stock                                                (2,975)          (2,780)          (2,415)
  Series B Preferred Stock                                               (10,041)         (10,041)         (10,041)
  Series C Preferred Stock                                               (11,813)         (11,813)          (2,658)
  Series E Preferred Stock                                                (8,000)          (4,600)              --
                                                                       ---------        ---------        ---------

  Net income available to General and Limited Partners                 $ 213,237        $ 148,162        $ 114,870
                                                                       =========        =========        =========

  General Partners                                                     $ 187,322        $ 130,431        $  99,890
  Limited Partners                                                     $  25,915        $  17,731        $  14,890
                                                                       ---------        ---------        ---------
                                                                       $ 213,237        $ 148,162        $ 114,780
                                                                       =========        =========        =========

NET INCOME PER COMMON OPERATING
  PARTNERSHIP UNIT
  Net income-basic                                                     $    2.93        $    2.10        $    2.07
                                                                       =========        =========        =========
  Net income-diluted                                                   $    2.89        $    2.07        $    2.04
                                                                       =========        =========        =========

DISTRIBUTIONS PER COMMON OPERATING
  PARTNERSHIP UNIT
  General Partner                                                      $    2.44        $    2.29        $    2.09
                                                                       =========        =========        =========
  Limited Partners                                                     $    2.44        $    2.29        $    2.09
                                                                       =========        =========        =========



 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                             (dollars in thousands)


                                                                 General       Limited
                                                                 Partner       Partner        General       Limited
                                                                  Units         Units         Partner       Partner        Total
                                                                ----------   -----------    -----------    ---------    -----------
BALANCE AT DECEMBER 31, 1996                                    35,529,977   $ 6,549,819    $   563,928    $  47,000    $   610,928
  Contribution-Proceeds from sale of Series C Preferred Stock           --            --        145,959           --        145,959
  Contribution-Proceeds from sale of Common Stock               23,573,134            --        822,636           --        822,636
  Sale of Operating Units                                               --           775             --           25             25
  Conversion of Operating Partnership units to Common Stock        155,380      (155,380)            --           --             --
  Conversion of Operating Partnership units-Employee Stock
    Incentive Pool                                                  14,984       (14,984)           524         (524)            --
  Contribution of property                                              --       941,896             --       97,164         97,164
  Restricted Stock grant                                            41,073            --             --           --             --
  Non-cash Compensation Merit Fund                                      --            --            236           36            272
  Contributions-Exercise of stock options                          166,200            --          3,425           --          3,425
  Amortization of deferred compensation                                 --            --            593           --            593
  Allocation to Operating Partnership interest                          --            --        (42,855)      42,855             --
  Partner Distributions                                                 --            --       (115,622)     (14,647)      (130,269)
  Consolidation Minority interest to Limited Partner                    --            --             --       (1,257)        (1,257)
  Net Income                                                            --            --        115,004       15,361        130,365
                                                                ----------   -----------    -----------    ---------    -----------
BALANCE AT DECEMBER 31, 1997                                    59,480,929     7,322,126    $ 1,493,828    $ 186,013    $ 1,679,841
                                                                ==========   ===========    ===========    =========    ===========
  Contribution-Proceeds from sale of Series E Preferred Stock           --            --         96,401           --         96,401
  Contribution-Proceeds from sale of Common Stock                2,659,467            --        102,391           --        102,391
  Contribution-Common Stock issued for property                    165,984            --          6,900           --          6,900
  Contribution-Proceeds from Sale of Preferred Operating Units          --            --             --       73,124         73,124
  Conversion of Preferred Operating units to Common Stock          259,694            --             --           --             --
  Conversion of Operating Partnership units to Common Stock        109,032      (109,032)            --           --             --
  Conversion of Operating Partnership units-Employee Stock
    Incentive Pool                                                      --            --         10,840      (10,840)            --
  Contribution of property for Operating Partnership units              --     1,689,821             --       69,404         69,404
  Restricted Stock grant                                           103,256            --             --           --             --
  Non-cash Compensation Merit Fund                                      --            --             --           --             --
  Exercise of stock options                                        314,748            --          6,578           --          6,578
  Amortization of deferred compensation                                 --            --            730           --            730
  Allocation to Operating Partnership interest                          --            --         17,885      (17,885)            --
  Partner Distributions                                                 --            --       (171,756)     (27,738)      (199,494)
  Net Income                                                            --            --        159,665       26,274        185,939
                                                                ----------   -----------    -----------    ---------    -----------
BALANCE AT DECEMBER 31, 1998                                    63,092,929     8,902,915    $ 1,723,462    $ 298,352    $ 2,021,814
                                                                ==========   ===========    ===========    =========    ===========
  Conversion of Operating Partnership units and
  Preferred Operating Partnership Interest to Common Stock       1,645,229       (80,000)        60,499      (61,966)        (1,467)
  Restricted Stock grant                                           100,559            --          3,515           --          3,515
  Restricted Stock grant-Deferred Compensation                          --            --         (3,515)          --         (3,315)
  Exercise of Stock options                                        122,265            --          2,755           --          2,755
  Amortization of deferred compensation                                 --            --          2,031           --          2,031
  Allocation to Operating Partnership interest                          --            --        (26,165)      26,165             --
  Partner Distributions                                                 --            --       (189,288)     (29,568)      (218,856)
  Net Income                                                            --            --        220,151       33,819        253,970
                                                                ----------   -----------    -----------    ---------    -----------
BALANCE AT DECEMBER 31, 1999                                    64,961,052     8,822,915    $ 1,793,445    $ 266,802    $ 2,060,247
                                                                ==========   ===========    ===========    =========    ===========


  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (dollars in thousands)


                                                                                     Year Ended December 31,
                                                                            -------------------------------------------
                                                                              1999            1998             1997
                                                                            ---------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                $ 253,970      $   185,939      $   130,365
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                               111,370           94,512           52,779
  Amortization of discount and deferred financing costs                         2,292            2,283            1,426
  Loss from affiliate                                                             280              190               --
  Non-cash compensation                                                           983               84              865
  Gain on disposition of real estate                                          (58,454)         (22,015)         (20,252)
  Increase in accounts receivable and other assets                            (14,340)         (15,077)         (11,914)
  Decrease (increase) in receivable from related parties                           39              111             (177)
  Decrease in assessment bonds payable                                         (1,268)          (1,012)          (1,070)
  Increase in accounts payable and other accrued expenses and
    liabilities                                                                16,737           44,194           28,086
  Increase in accrued real estate taxes                                           377            1,248              272
  Increase in accrued interest                                                  3,371            3,722           11,070
                                                                            ---------      -----------      -----------
    Net cash provided by operating activities                                 315,357          294,179          191,450
                                                                            ---------      -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Additions to properties                                                    (359,827)      (1,141,633)      (1,483,866)
  Reductions (additions) to deposits on properties, net                       (26,000)          37,920          (31,473)
  Additions to investment in mortgages                                             --          (11,610)        (257,294)
  Additions to investments in affiliates                                           --          (13,574)         (37,256)
  Additions to leasing costs                                                  (19,206)         (18,300)          (8,231)
  Proceeds from disposition of real estate                                    199,186           73,538          120,235
  Proceeds from investment in mortgages                                            --          257,142               --
  Distributions from affiliates                                                    --           29,825               --
                                                                            ---------      -----------      -----------
    Net cash used for investing activities                                   (205,847)        (786,692)      (1,697,885)
                                                                            ---------      -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from debt                                                          605,000        1,096,500        1,368,000
  Payments on debt                                                           (484,900)        (700,922)        (720,435)
  Payments of financing fees, net of hedging proceeds                          (1,311)          (3,395)         (12,026)
  Payments of distributions                                                  (218,856)        (195,877)        (107,857)
  Capital Contributions-Preferred Stock, net of issuance costs                     --           96,401          145,959
  Capital Contributions-Common Stock, net of issuance costs                        --          102,391          822,636
  Capital Contributions-Stock Options exercised                                 2,755            6,578            3,425
  Proceeds from Sale of Operating Partnership Units                                --           73,125               25
                                                                            ---------      -----------      -----------
    Net cash (used for) provided by financing activities                      (97,312)         401,676        1,499,727
                                                                            ---------      -----------      -----------
    Net increase (decrease) in cash and cash equivalents                       12,198          (17,712)          (6,708)
                                                                            ---------      -----------      -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  4,916           22,628           29,336
                                                                            ---------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $  17,114      $     4,916      $    22,628
                                                                            =========      ===========      ===========



  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
                    (dollars in thousands, except share data)



1.  ORGANIZATION AND BASIS OF PRESENTATION

    Spieker Properties, L.P. (the "Operating Partnership) a California limited partnership, was formed on November 10, 1993 and commenced on November 19, 1993, when Spieker Properties, Inc. (the "Company"), the general partner in the Operating Partnership, completed its initial public offering ("IPO") on November 18, 1993. As of December 31, 1999, the Company owned an approximate
    88.0 percent general partnership interest in the Operating Partnership.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Consolidation

    The Operating Partnership's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of December 31, 1999 and 1998, and its consolidated results of operations and cash flows for the years ended December 31, 1999, 1998 and 1997. The Operating Partnership's investment in Spieker Northwest, Inc. (an unconsolidated Preferred Unit subsidiary) and its investment in Spieker Griffin/W9 Associates, LLC are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

    Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments, which extend the economic useful life of assets, are capitalized.

    Investments in real estate are stated at the lower of depreciated cost or estimated fair value. Fair value for financial reporting purposes is evaluated periodically by the Operating Partnership on a property by property basis using undiscounted cash flow. If a potential impairment is identified, it is measured by the property's fair value based on either sales comparable or the net cash expected to be generated by the property, less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of December 31, 1999 and 1998, none of the carrying values of the properties exceeded their estimated fair values. As of December 31, 1999 and 1998, the properties are located primarily in California and the Pacific Northwest. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn where these properties are located.

    The Operating Partnership owns mortgage loans that are secured by real estate. Certain loans are with an affiliate of the Company (see Note 4). The Company assesses possible impairment of these loans by reviewing the fair value of the underlying real estate. As of December 31, 1999, the estimated fair value of the underlying real estate was in excess of the Operating Partnership's book value of the mortgage loans.

    Construction in Progress

    Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other costs are capitalized during the period in which the property is under construction and until all costs related to the property's development are complete.

    Land Held for Investment

    The Operating Partnership has costs related to land parcels that are either held for investment or are in the design and approval process. As of December 31, 1999, approximately $19,500 million of construction in process is associated with these land parcels.

    Property Held for Disposition

    The Operating Partnership includes in property held for disposition, certain properties that do not have a strategic fit in which management has decided to sell. Included in the value of the properties are all costs associated with acquiring the property, any construction in progress plus any direct assessments less the accumulated depreciation.

    Cash and Cash Equivalents

    Highly liquid investments with an original maturity of three months or less when purchased are classified as cash equivalents.

    Deferred Financing and Leasing Costs

    Costs incurred in connection with financing or leasing are capitalized and amortized on a straight-line basis over the term of the related loan or lease. Unamortized financing and leasing costs are charged to expense upon the early payment of financing or upon the early termination of the lease.

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

    Net Income Per Unit

    Per unit amounts for the Operating Partnership are computed using the weighted average units outstanding during the period. Additionally, earnings used in the calculation are reduced by dividends owed to Series A, B, C, and E preferred stock holders and preferred operating partnership unit holders . The diluted weighted average units outstanding include the dilutive effect of options and other unit equivalents. The computation of the diluted earnings per unit for the years ended

    December 31, 1999 and 1998 does not include WCB Preferred units due to their antidilutive effect. The basic and diluted weighted average general partner units and limited partners' units outstanding for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                      Basic Weighted Average      Diluted Weighted Average
                                      General Partner Units        General Partner Units
                                      ----------------------      ------------------------
Year ended:
            December 31, 1999                63,984,711                  64,983,415
            December 31, 1998                62,113,712                  62,877,995
            December 31, 1997                48,207,141                  48,968,905


                                      Basic Weighted Average      Diluted Weighted Average
                                       Limited Partner Units       Limited Partner Units
                                      ----------------------      ------------------------
            Year ended:
            December 31, 1999                 8,865,039                   8,865,039
            December 31, 1998                 8,429,646                   8,429,646
            December 31, 1997                 7,209,418                   7,209,418

    Reclassifications

    Certain items in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  ACQUISITIONS AND DISPOSITIONS

    The Operating Partnership acquired the following properties (the "1999 Acquisitions") during the year ended December 31, 1999:


                                                                     Property      Total Rentable
            Project Name                       Location               Type (1)       Square Feet              Initial Cost (2)
            ------------                       --------              ---------     --------------             ----------------
            Eastgate Office Park               Bellevue, WA              O             273,892                   $40,392
            First Financial Center             Ontario, CA               O              80,406                     8,711
            Governor Executive Center          San Diego, CA             O              52,196                     8,263
            Lincoln Executive Center           Bellevue, WA              O             280,696                    53,298
            Oakbrook Plaza                     Laguna Hills, CA          O             119,847                    18,527

    (1) "O" indicates office property.

    (2) Represents the initial acquisition costs of the properties excluding any additional repositioning costs.



    During 1999, the Operating Partnership acquired five land parcels, three are located in Northern California, one is in Southern California and one is in Oregon, totaling 60.0 acres at an initial cost of $48,800 to be used for future development.

    During the year ended December 31, 1998, the Operating Partnership acquired 6,257,233 square feet of office and industrial property at an initial cost of $847,680 (the "1998 Acquisitions"). The 1999 and 1998 Acquisitions were recorded using the purchase method of accounting.

    The Operating Partnership disposed of the following properties (the "1999 Dispositions") during the year ended December 31, 1999:


                                                                                           Property            Total Rentable
            Project Name                                Location                           Type (1)             Square Feet
            ------------                                -----------                        --------            --------------
            Biltmore Commerce Center                    Phoenix, AZ                            O                  262,875
            Benicia Industrial Park                     Benicia, CA                            I                   43,776
            Commerce Pointe                             Ontario, CA                            I                  113,631
            Coral Tree Commerce Center                  San Diego, CA                          I                  130,866
            Everett 526                                 Everett, WA                            I                   97,523(2)
            Everett Industrial Center                   Everett, WA                            I                  149,412(2)
            Grandview Drive                             South San Francisco, CA                I                   36,400
            Georgetown Center                           Seattle, WA                            I                  130,151(2)
            Millcreek Distribution Center               Seattle, WA                            I                  226,840(2)
            Progress Industrial Park                    San Diego, CA                          I                  123,275
            Ryan Ranch Industrial                       Monterey, CA                           I                   26,500
            West Valley Business Center                 Seattle, WA                            I                  152,610(2)
            Woodinville Corporate Center II             Woodinville, WA                        I                  331,580(2)
            Valley Freeway Business Center              Kent, WA                               I                  133,215(2)
            Valley Industrial Park                      Seattle, WA                            I                  955,089(2)
            Ontario Commerce Land II                    Ontario, CA                            L                     -   (3)
            Overland Court Land                         Sacramento, CA                         L                     -   (4)

        (1) "O" indicates office property, "L" indicates land, and "I" indicates industrial properties.

        (2) These properties represent the initial sale of approximately 3,600,000 square feet of the Seattle industrial portfolio.

        (3) Represents sale of approximately 13.6 acres of land.

        (4) Represents sale of approximately 1.7 acres of land.


    The aggregated disposition proceeds for land and properties were $184,788 for the year ended December 31, 1999. In addition to the disposition of land and properties there was $5,170 of proceeds recognized for a condemnation gain in the first quarter of 1999, and $15,031 on a mortgage held by the Operating Partnership which was repaid by the borrower.

    The total cash proceeds, net of closing costs, received from the disposition of all the properties, land and mortgages was $199,186.

    During the year ended December 31, 1998, the Operating Partnership disposed of one retail property, two office properties, four industrial properties, and two parcels of land for total proceeds of $75,357 (the "1998 Dispositions")

4.  TRANSACTIONS WITH AFFILIATES

    Revenues and Expenses

    The Operating Partnership received $1,178 in 1999, $2,848 in 1998, and $919 in 1997, for management services provided to certain properties that are controlled and operated by either Spieker Northwest, Inc. or Spieker Partners related entities (collectively, "Spieker Partners") and Spieker Griffin/W9 Associates, LLC. Certain officers of the Spieker Properties, Inc. are partners in Spieker Partners.

    Receivable from Affiliates

    The $144 receivable from affiliates at December 31, 1999 and $183 at December 31, 1998, represents management fees and reimbursements due from Spieker Northwest, Inc., Spieker Griffin/W9 Associates, LLC and Spieker Partners.

    Investments in Mortgages

    Included in Investment in Mortgages are $18,725 at December 31, 1999 and $28,069 at December 31, 1998 of loans to Spieker Northwest, Inc. (SNI). The loans are secured by deeds of trust on real property, bear interest at

    8.5%, and mature in 2012. Interest income of $1,369 is included in interest and other income for the year ended December 31, 1999 and $10,748 for the year ended December 31, 1998 in relation to these loans.

    Investments in Affiliates

    The investments in affiliates represents an investment in SNI. The Operating Partnership owns 95% of the non-voting Preferred Stock of SNI. Certain senior officers and one former officer of the Operating Partnership owns 100% of the voting stock of SNI. At December 31, 1999 SNI owned 225,815 thousand square feet of office and industrial property located in California. In addition, SNI owns 1 parcel of land totaling 3.4 acres. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

    Summarized condensed financial information of SNI is presented as follows:


                                                  December 31, 1999    December 31, 1998
                                                  -----------------    -----------------
            Balance Sheet:
            Investments in real estate, net             $18,208             $17,984
            Other assets                                  2,781              33,501
                                                        -------             -------
                                                        $20,989             $51,485
                                                        -------             -------

            Mortgages and other                         $19,224             $19,219
            Shareholders' equity                          1,765              32,266
                                                        -------             -------
                                                        $20,989             $51,485
                                                        =======             =======


                                                                      Year Ended December 31,
                                                       ----------------------------------------------------
                                                         1999                  1998                  1997
                                                       --------              --------              --------
            Results of Operations:
            Revenues                                   $  3,238              $ 20,688              $  6,703
            Interest expense                             (1,369)              (10,748)               (3,108)
            Other expense                                (1,849)               (8,812)               (3,684)
                                                       --------              --------              --------
            Net Income Before Depreciation             $     20              $  1,128              $    (89)
                                                       ========              ========              ========

    Additionally, investments in affiliates represents the 12.5% common interest and 37.5% preferred interest in Spieker Griffin/W9 Associates, LLC. Spieker Griffin/W9 Associates, LLC owns a 535,000 square foot office complex, located in Orange County, California, which is managed by the Company.


5.  PROPERTY HELD FOR DISPOSITION

    The Operating Partnership continues to review its portfolio and its long-term strategy for properties. The Operating Partnership will dispose of, over time, assets that do not have a strategic fit in the portfolio. Included in property held for disposition of $89,220 at December 31, 1999, are twelve properties. One office property and six industrial properties are located in the Pacific Northwest. One land parcel and one industrial property are located in Southern California. One land parcel and two industrial properties are located in Northern California. The divestitures of the properties held for disposition are subject to identification of a purchaser, negotiation of acceptable terms and other customary conditions. Property held for disposition at December 31, 1998, of $72,537 consisted of one office property located in Arizona, four industrial properties in Northern California, and six industrial properties and two land parcels in Southern California.

    The following summarizes the condensed results of operations of the properties held for disposition at December 31, 1999 for the years ended December 31, 1999, 1998 and 1997. Some properties held for disposition were acquired during the periods presented, therefore the Net Operating Income for these periods presented may not be comparable.

                                                          1999                  1998                  1997
                                                        --------              --------              --------
            Income                                      $ 15,360              $ 14,665              $  9,960
            Property Operating Expenses(1)                (4,085)               (3,795)               (2,150)
                                                        --------              --------              --------
            Net Operating Income                        $ 11,275              $ 10,870              $  7,810
                                                        ========              ========              ========

    (1) Property Operating Expenses includes property related rental expenses and real estate taxes.


6.  DEBT

    As of December 31, 1999 and 1998, debt consists of the following:

                                                                    1999              1998
                                                                  ----------       ----------
            Unsecured investment grade notes, varying fixed
            interest rates from 6.65% to 8.00% payable
            semi-annually, due from 2000 to 2027                  $1,836,500       $1,436,500
            Unsecured short-term borrowings
            (see "Facility" below), due 2001                          63,012          300,000
            Mortgage loans, varying interest rates from
            7.00% to 9.88%, due 2001 to 2013(1)                       97,331          110,698
                                                                  ----------       ----------
                                                                  $1,996,843       $1,847,198
                                                                  ==========       ==========

--------------------
    (1) Mortgage loans generally require monthly principal and interest payments.

    The Operating Partnership has a $250,000 Unsecured Line of Credit Facility (the "Facility"), which matures in August 2001. The Facility carries interest at the London Interbank Offering Rate (LIBOR) plus 0.80%. The one-month LIBOR at December 31, 1999 was 6.66%. As of December 31, 1999, the amount drawn on the Facility was $63,012. During 1999, the Operating Partnership paid down the short-term bank facility (the "Bank Facility") which had an outstanding balance of $200,000. The Bank Facility carried interest at LIBOR plus 0.65% and the maturity date was November 1999. The Facility is subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Operating Partnership is currently in compliance with all of the covenants of the Facility concerning its indebtedness.

    The mortgage loans are secured by deeds of trust on related properties. The gross book value of real estate assets pledged as collateral under deeds of trust for mortgage loans at December 31, 1999 was $210,030 and $286,995 at December 31, 1998.

    The Operating Partnership's unsecured investment grade notes are subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Operating Partnership is currently in compliance with all of the covenants in the unsecured note agreements governing its indebtedness.

    The Operating Partnership capitalized interest of $21,034 for the year ended December 31, 1999, $16,482 in 1998 and $6,338 in 1997.

    Future Minimum Debt Schedule

    The scheduled future minimum debt payments of all debt outstanding including short-term borrowings as of December 31, 1999, are as follows:

                   Year                              Amount
                   ----                            ----------
                   2000                            $  116,605
                   2001                               204,382
                   2002                               111,669
                   2003                                 1,823
                   2004                               301,991
                   Thereafter                       1,260,373
                                                   ----------
                                                   $1,996,843
                                                   ==========

7.  LEASING ACTIVITY

    Future minimum rentals due under non-cancelable operating leases in effect at December 31, 1999 with tenants are as follows:


                   Year                              Amount
                   ----                            ----------
                   2000                            $  563,896
                   2001                               510,156
                   2002                               409,232
                   2003                               313,055
                   2004                               225,075
                   Thereafter                         603,700
                                                   ----------
                                                   $2,625,114
                                                   ==========


    In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $166,826 for the year ended December 31, 1999, $147,850 in 1998 and $83,170 in 1997.
    These amounts are included as rental revenue and rental expense in the accompanying consolidated statements of operations. Certain of the leases also provide for the payment of additional rent based on a percentage of the tenant's revenues. Additional rents under these leases were $380 for the year ended December 31, 1999, $528 for 1998 and $254 for 1997. Certain leases contain options to renew.

8.  PARTNERS' DISTRIBUTIONS PAYABLE

    The distributions payable at December 31, 1999, and December 31, 1998, represent amounts payable to partners of record. The unit holders of record are as follows:


                                                        December 31, 1999         December 31, 1998
                                                        -----------------         -----------------
         Units:
         General Partner                                    64,961,052               61,916,459
         Limited Partner                                     8,822,915                8,902,915
         Series A Preferred Stock                            1,000,000                1,000,000
         Series B Preferred Stock                            4,250,000                4,250,000
         Series C Preferred Stock                            6,000,000                6,000,000
         Series D Preferred Units                            1,500,000                1,500,000
         Series E Preferred Stock                            4,000,000                4,000,000
         Preferred Operating Partnership Units                      --                1,721,831

9.  PREFERRED OPERATING PARTNERSHIP UNITS

    During 1999, 1,721,831 of Convertible Preferred Operating Partnership Units were converted into 1,565,299 Common Partnership Units.

10. INCOME TAXES

    The Company has elected to be taxed as a REIT pursuant to Section 856(c)(1) of the Code. As a REIT, the Company generally will not be subject to federal income tax to the extent that it distributes at least 95 percent of its taxable income to its stockholders. Additionally, REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes (including any applicable alternative minimum taxes) based on its taxable income using respective corporate income tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property. The Company may also be subject to federal income and excise taxes on its undistributed taxable income.

    Taxable income allocable to the Company, excluding minority interests, was $196,800 for the year ended December 31, 1999, $149,600 for 1998 and $103,300 for 1997. The taxable income allocable to the preferred unit holders was $32,829 for the year ended December 31, 1999, $29,234 for 1998 and $13,144 for 1997.

    Differences between book and taxable income primarily result from timing differences. The timing differences include depreciation of tenant improvements, unearned rental income, non-cash compensation and certain property dispositions structured as tax-free exchanges.

    For the year ended December 31, 1999, approximately 2.87% of the dividends paid, represents a dividend taxable as a long-term capital gain and approximately 1.28% represents a dividend taxable as an Unrecaptured Section 1250 Gain.

11. PARTNERS' CAPITAL

    Preferred Units

    The 1,000,000 shares of Series A Cumulative Convertible Preferred Stock rank senior to the Operating Partnership's Common Stock as to dividends and liquidation rights. The shares are convertible into 1,219,512 shares of the Operating Partnership's Common Stock and have voting rights equal to 1,219,512 shares of Common Stock. The dividend per share, calculated on the converted numbers of shares, is equal to the Common Stock dividend, provided that the dividend yield on the preferred stock may not be less than the initial dividend rate thereof. Dividends are paid quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, the Series A Preferred Stock ranks on parity with the Operating Partnership's Series B, Series C and Series E Preferred Stocks and ranks senior to the Operating Partnership's Common Stock, Class B and Class C Common Stock.

    The Series B Preferred Stock dividends are paid quarterly in arrears at 9.45% of the initial liquidation preference per annum. The Series B Preferred Stock is redeemable on or after December 11, 2000 at the option of the Operating Partnership in whole or in part at a redemption price of $25.00 per share, plus accrued and unpaid dividends. With respect to the payments of dividends and amounts upon liquidation, the Series B Preferred Stock ranks on parity with Company's Series A, Series C and Series E Preferred Stocks and ranks senior to the Operating Partnership's Common Stock, Class B and Class C Common Stock.

    The Series C Preferred Stock dividends are payable quarterly in arrears at an annual rate of 7.88% of the initial liquidation preference of $150,000. The Series C Preferred shares are redeemable after October 10, 2002 at the option of the Operating Partnership, in whole or in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. With respect to the payments of dividends and amounts upon liquidation the Series C Preferred shares rank on parity to the Operating Partnership's Series A, Series B and Series E Preferred Stocks and ranks senior to the Operating Partnership's Common Stock, Class B and Class C Common Stock.

    In June 1998, the Operating Partnership sold 4,000,000 shares of Series E Cumulative Redeemable Preferred Stock for $25.00 per share. These shares are redeemable at the option of the Operating Partnership. Dividends are payable at an annual rate of 8.00% of the redeemable liquidation preference of $100,000. Net proceeds of $96,401 were used principally to repay borrowings on the unsecured line of credit and to fund the ongoing acquisition and development of property.

    Ownership Limitations

    To maintain its qualification as a REIT, not more than 50 percent of the value of the outstanding shares of the Operating Partnership may be owned, directly or indirectly, by five or fewer individuals (defined to include certain entities), applying certain constructive ownership rules. To help ensure that the Company will not fail this test, the Company Charter provides for certain restrictions on the transfer of the Common Stock to prevent further concentration of stock ownership. Moreover, to evidence compliance with these requirements, the Company must maintain records that disclose the actual ownership of its outstanding Common Stock and will demand written statements each year from the record holders of designated percentages of its Common Stock disclosing the actual owners of such Common Stock.

    Stockholders Rights Agreement

    On September 30, 1998, the Company paid a dividend of one right for each outstanding share of Common Stock of the Company held of record at the close of business on September 30, 1998 or issued thereafter prior to the Separation Time, as defined in the Rights Agreement referred to below. The rights were issued pursuant to the Stockholders' Protection Rights Agreement, dated as of September 30, 1998 between the Company and the Bank of New York, as Rights Agent.

12. EMPLOYMENT RETIREMENT AND STOCK PLANS

    Retirement Savings Plan

    Effective January 1, 1994, the Operating Partnership adopted a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company, which amounted to $840 for the year ended December 31, 1999, $597 for 1998 and $393 for 1997. In addition, the Company may make additional contributions at the discretion of management. Management authorized additional contributions of $853 for the year ended December 31, 1999, $582 for 1998 and $337 for 1997.

    Stock Incentive Plan

    The Company has adopted the Spieker Properties, L.P. 1993 Stock Incentive Plan (the "Stock Incentive Plan") to provide incentives to attract and retain officers and key employees. Under the Plan as amended on May 22, 1996, the number of shares available for option grant is 9.9% of the number of shares of Common Stock, on a fully converted basis, outstanding as of the last day of the immediately preceding quarter, reduced by the number of shares of Common Stock reserved for issuance through other stock compensation plans of the Company. The strike price on the shares granted is equal to the market price of the Company's stock at the grant date. Shares granted under this plan vest over four or five years.

    Information relating to the employee Stock Incentive Plan from January 1, 1997 through December 31, 1999, is as follows:


                                                                                          Weighted Average
                                                                                             Option Price          Option Price
                                                                         Options               Per Share            Per Share
                                                                        ---------         ----------------         ------------
         Shares under option at January 1, 1997                         3,053,500                25.51             20.50-31.63
         Granted                                                        1,237,500                35.54             35.19-41.38
         Exercised                                                       (163,950)               20.62             20.50-29.25
         Forfeited                                                        (24,000)               24.88             20.50-29.25
                                                                        ---------                -----             -----------
         Shares under option at December 31, 1997                       4,103,050                28.95             20.50-35.19
         Granted                                                        1,405,000                38.73             34.63-38.75
         Exercised                                                       (300,750)               21.06             20.50-29.25
         Forfeited                                                       (119,800)               31.68             20.50-38.75
                                                                        ---------                -----             -----------
         Shares under option at December 31, 1998                       5,087,500                32.05             20.50-38.75
         Granted                                                          659,500                38.28             35.00-41.00
         Exercised                                                       (125,465)               23.87             20.50-35.19
         Forfeited                                                       (183,835)               36.54             35.19-38.81
                                                                        ---------                -----             -----------
         Shares under option at December 31, 1999                       5,437,700                32.89             20.50-41.00
         Options exercisable at December 31, 1999                       2,497,350                28.59             20.50-41.38
         Shares available for grant at December 31, 1999                1,088,941

    Directors Stock Option Plan

    On May 22, 1996, the Directors' Stock Option Plan was amended to increase the number of shares of Common Stock subject to automatic annual option grants to the Operating Partnership's independent directors from 500 shares to 4,000 shares, to increase the number of shares of Common Stock available for option grant from 30,000 to 150,000, and to provide that, in the event of a Change in Control, outstanding options will become fully vested. To date, 78,000 shares have been granted under the plan and 7,250 shares have been exercised.

    Stock Options

    The Operating Partnership applies APB 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Operating Partnership's pro forma net income available to common stockholders would have been reduced by $2,761, $2,090 and $1,943 and pro forma basic and diluted earnings per share would have been reduced to $2.90, $2.85 and $2.08, and $2.05, $2.04 and $2.01, respectively, for the years ended December 31, 1999, 1998 and 1997.

    For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively; dividend yield of 6.1% and 6.6%; expected volatility of 19.3% and 18.1%; expected lives of ten and six years; and risk-free interest rates of 5.8% and 4.6%.

    Restricted Stock

    Effective June 9, 1999, the Board of Directors passed a resolution authorizing the issuance of up to 3,164,935 restricted shares of common stock of the Company pursuant to Restricted Stock Agreements, and immediately issued 201,610 of the newly authorized shares in exchange for previously outstanding unvested restricted shares granted in 1997, 1998 and 1999 under the Stock Incentive Plan. For the year ended on December 31, 1999, a total of 202,711 restricted shares have been issued.

13. COMMITMENTS AND CONTINGENCIES

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

    Lease Commitments

    The Operating Partnership has entered into operating ground leases on certain land parcels with periods ranging from 16 to 88 years. Future minimum rental payments required under non-cancelable operating ground leases in effect at December 31, 1999 are as follows:


                       Year                      Amount
                       ----                     --------
                       2000                     $  7,994
                       2001                        8,000
                       2002                        8,024
                       2003                        8,041
                       2004                        8,032
                       Thereafter                367,665
                                                --------
                                                $407,756
                                                ========

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

    General Uninsured Losses

    The Operating Partnership carries commercial general liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses, which may be either uninsurable, or not economically insurable. Should an uninsured loss occur, the Operating Partnership could lose its investment in, and anticipated profits and cash flows from, a property.

    Certain of the properties are located in areas that are subject to earthquake activity; the Operating Partnership has therefore obtained excess earthquake insurance for those properties in higher risk earthquake areas. In the event of an earthquake, the Operating Partnership is insured for $300,000 of loss (less a deductible of 5% of total insured value per occurrence capped at $35,000 million), any losses in excess of $300,000 will be borne by the Operating Partnership.

14. SEGMENT INFORMATION

    The Operating Partnership has four reportable segments: Pacific Northwest; North-East Bay/Sacramento, California; Silicon Valley and Southern California. Each region has a Regional President who is directly responsible for managing all phases of the region's operations including acquisition, development, leasing and property management. Each reportable segment includes both office and industrial properties, which are leased to tenants, engaged in various types of businesses. The accounting policies of the four regions are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance based upon the combined net operating income of the properties in each segment. Each of the four operating regions consists of differing mixes of office and industrial properties. The revenue and net operating income for the regions is not comparable, given the differing mixes of properties within the regions.

    Significant information used by the Operating Partnership in the reportable segments for the twelve months ended December 31, 1999, 1998 and 1997 is as follows:


                                          Pacific        North-East Bay/       Silicon            Southern
                                         Northwest       Sacramento, CA         Valley           California            Total
                                        ----------         ----------         ----------         ----------         ----------
1999 Revenue                            $  135,068         $  171,841         $  147,955         $  182,980         $  637,844
1998 Revenue                               117,920            139,126            127,756            157,628            542,430
1997 Revenue                                66,029            103,703             86,792             65,085            321,609

1999 Net Operating Income(1)                96,317            119,120            114,532            115,129            445,098
1998 Net Operating Income                   84,843             95,163             97,326             98,055            375,387
1997 Net Operating Income                   48,249             72,552             66,898             42,612            230,311

1999 Additions to properties(2)            102,985             91,362             70,963             95,992            361,302
1998 Additions to properties               131,707            204,129            387,085            495,941          1,218,862
1997 Additions to properties               505,943            715,651            124,338            454,411          1,800,343

1999 Deployable Assets(3)                  938,597          1,238,869            963,464          1,244,619          4,385,549
1998 Deployable Assets                     903,047          1,150,197            894,281          1,207,212          4,154,737
1997 Deployable Assets                     771,340            975,414            507,196            726,947          2,980,897


(1) Net operating income for the properties is calculated by subtracting property related rental expenses and real estate taxes from rental income on the accompanying consolidated statements of operations.

(2) Represents cost incurred during the year for land, building, building improvements, tenant improvements, leasing costs and other related real estate costs. Amounts are before divestiture of properties of $130,490 for the year ended December 31, 1999, $45,022 for 1998 and $102,537 for 1997.

(3) Calculated by taking Net investments in real estate, adding back the accumulated depreciation, and deducting the investment in mortgages on the accompanying consolidated balance sheets.


15. SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                  Year Ended December 31,
                                                                      ------------------------------------------------
                                                                        1999                1998                1997
                                                                      --------            --------            --------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest                                                $136,033            $128,612            $ 56,108

SUPPLEMENTAL DISCLOSURE OF NON-CASH
TRANSACTIONS:
Debt assumed in relation to property acquisitions                       29,475              19,394              63,940
Units issued in connection with property acquisitions                       --              69,405              97,164
Increase to land and assessment bonds payable                              308               4,344               8,984
Write-off of fully depreciated property                                  5,824              11,027               3,179
Write-off of fully depreciated furniture, fixtures
and equipment                                                              538                 320                  17
Write-off of fully amortized deferred financing and
leasing costs                                                            1,973               2,342               2,359
Restricted Stock grants, net of amortization                             1,484                  --                  --
Property acquired through the issuance of Common Stock                      --               6,900                  --

16. QUARTERLY FINANCIAL DATA (unaudited)

    Summarized quarterly 1999 and 1998 data is as follows:



                                                                                      Quarter Ended
                                                            ----------------------------------------------------------------------
    1999                                                    March 31,      June 30,     September 30,     December 31,     Total
                                                            --------       --------     -------------     ------------    --------
    Revenues                                                $150,648       $158,733       $164,600         $169,848       $643,829
    Income from operations before disposition
    of real estate                                            47,594         48,716         47,954           51,252        195,516
    Net Income available to General and Limited Partners      42,026         42,777         44,368           84,032        213,203
    Income per Common Operating
    Partnership Unit                                        $    .58       $    .59       $    .60         $   1.12       $   2.89


                                                                                        Quarter Ended
                                                            -----------------------------------------------------------------------
    1998                                                    March 31,      June 30,      September 30,    December 31,      Total
                                                            ---------      --------      -------------    ------------     --------
    Revenues                                                $125,307       $138,616        $145,790         $151,383       $561,097
    Income from operations before disposition
    of real estate                                            37,943         40,630          43,262           42,088        163,924
    Net Income available to General and Limited Partners      39,545         38,338          33,994           36,285        148,162
    Income per Common Operating
    Partnership Unit                                        $    .58       $    .53        $    .47         $    .50       $   2.07

    The sum of quarterly financial data in 1999 and 1998 varies from the annual data due to rounding.

17. NEW ACCOUNTING PRONOUNCEMENT

    On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    Statement No. 133 may become effective for the Operating Partnership beginning with the 2001 fiscal year and may not be applied retroactively. Management does not expect the impact of Statement No. 133 to be material to the consolidated financial statements. However, the Statement could increase volatility in earnings and other comprehensive income.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Operating Partnership will adopt SAB 101 as required in the first quarter 2000. Management does not expect the impact of SAB 101 to be material to the consolidated financial statements.

18. SUBSEQUENT EVENTS

    Subsequent to December 31, 1999, the Operating Partnership acquired two West Coast office properties totaling 335,000 square feet for a total investment of $74,500 million. These acquisitions were funded with a portion of the proceeds from the recent sale of the Operating Partnership's $193,000 million industrial portfolio in Seattle, Washington. To date the Operating Partnership has closed on $156,000 million of the multi-phased sale of its $193,000 industrial portfolio in Seattle.

    On March 8, 2000 the Company announced that the Board of Directors declared a dividend of $0.70 per share of Common Stock. The dividend will be paid on April 20, 2000, to shareholders of record as of March 31, 2000. This is equivalent to an annualized dividend of $2.80 per share and represents a
    14.8 percent increase from the previous annualized dividend of $2.44.

                            SPIEKER PROPERTIES, INC.
                                  SCHEDULE III
                      REAL ESTATE ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999

                                                                                                                      COSTS
                                                                                            INITIAL COST           CAPITALIZED
                                                                                     ---------------------------   SUBSEQUENT
                                                                         ENCUMB-                    BUILDING &         TO
                        PROJECT                         LOCATION          RANCES        LAND       IMPROVEMENTS    ACQUISITION
                        -------                   --------------------  ----------   -----------   -------------   -----------
        NORTH-EAST BAY/SACRAMENTO
10091   Terminal Street Warehouse                 Sacramento, CA                --       198,113       1,184,102       383,628
10181   455 University Avenue                     Sacramento, CA                --       993,704       1,511,113     1,075,709
10211   8880 Cal Center Drive                     Sacramento, CA                --     3,804,401      10,148,482        80,306
10231   740 University Avenue                     Sacramento, CA                --       261,250         798,220       153,210
10261   Front Street Warehouse                    Sacramento, CA                --       294,674         607,467       231,819
10281   Gateway Oaks II                           Sacramento, CA                --     1,516,168       4,276,153     1,149,829
10291   Gateway Oaks I                            Sacramento, CA                --     2,938,968       9,892,545       651,390
10311   701 University Avenue                     Sacramento, CA                --     1,055,714       3,252,825       903,284
10341   The Orchard                               Sacramento, CA                --     1,505,937       4,521,812     1,068,574
10351   555 University Avenue                     Sacramento, CA                --     1,472,559       4,417,677       670,366
10361   575 University Avenue                     Sacramento, CA                --            --         687,723       513,261
10362   601 University Avenue                     Sacramento, CA                --     1,684,489       5,053,468       863,895
10381   Livermore Commerce Center                 Livermore, CA                 --     1,499,807       4,126,060       407,917
10391   655 University Avenue                     Sacramento, CA                --     1,152,108       3,456,325       548,893
10401   Fairfield Business Center                 Sacramento, CA                --       439,350       1,788,373     1,155,821
10481   Huntwood Business Park                    Hayward, CA                   --       339,688       1,111,061       296,370
10491   Independent Road Warehouse                Oakland, CA                   --       293,743         875,262       498,251
10511   BayCenter Business Park Ph II             Hayward, CA                   --     1,625,067       4,307,152       553,817
10521   Keebler Warehouse                         Hayward, CA                   --       605,637       1,676,194       174,395
10591   Dubuque Business Center                   So. San Fran, CA              --     3,491,267       4,865,732     1,425,774
10601   Cabot Boulevard Warehouse                 Hayward, CA                   --     1,559,831       4,560,064       568,669
10611   Benicia Commerce Center                   Benicia, CA                   --       673,762       4,529,951        80,523
10621   Montgomery Ward                           Pleasant Hill, CA             --       717,750       3,489,402       248,953
10631   Eden Landing Business Center              Hayward, CA                   --     1,158,197       1,958,841            --
10641   The Good Guys Distrib. Ctr                Hayward, CA                   --     4,936,467       9,293,846       502,573
10651   Fleetside Commerce Center                 Benicia, CA                   --     1,080,303       2,955,837       182,488
10681   Point West III- River Park Dr             Sacramento, CA                --     1,530,286       3,572,566       880,681
10691   Point West I - Response Road              Sacramento, CA                --     1,007,734       2,379,740       334,646
10711   Redwood Shores                            Redwood City, CA              --     3,766,122       4,687,615       635,673
10741   BayCenter Business Park Ph I              Hayward, CA                   --     1,500,000       4,105,976       363,526
10751   Point West Commercentre                   Sacramento, CA                --     3,443,730       9,025,615     1,158,262
10821   732-834 Striker Avenue                    Sacramento, CA                --     1,009,601       2,767,658       275,432
10891   Gateway Oaks III                          Sacramento, CA                --     1,151,181       3,344,582     1,036,882
10931   Northgate (Industrial Bldgs.)             Sacramento, CA                --     1,298,391       3,944,076       475,173
10941   Doolittle Business Center                 San Leandro, CA               --       866,075       2,618,714       235,396
10951   Benicia Ind I (539 Stone)                 Benicia, CA                   --       835,613       2,547,110       154,365
10952   Benicia Ind I (533/537 Stone)             Benicia, CA                   --       924,191       2,793,050        11,883
10953   Benicia Ind I (500/518 Stone)             Benicia, CA                   --       431,668       1,295,004        77,584
10954   Benicia Ind I (437 Industrial)            Benicia, CA                   --       745,177       3,097,032       387,315
10955   Benicia Ind I (360 Indust Ct)             Benicia, CA                   --       507,991       1,523,974        17,165
10956   Benicia Ind I (601 Stone)                 Benicia, CA                   --       384,662       1,153,986            --
10957   Benicia Ind I (524 Stone)                 Benicia, CA                   --       661,336       1,984,009        28,832
10961   Benicia Ind I (531 Getty Ct)              Benicia, CA                   --       497,934       1,493,802        17,061
10962   Benicia Ind I (535 Getty Ct)              Benicia, CA                   --       636,278       1,908,833        13,157
10971   Northgate (Office Building)               Foster City, CA               --       555,706       1,667,481        95,283
11021   Bayside Corporate Center                  Foster City, CA               --     2,455,163       7,693,285       280,476
11041   Concord North Commerce Center             Concord, CA                   --     2,340,139       5,039,328     1,415,265
11051   3600 American River Drive                 Sacramento, CA                --     1,059,222       4,274,450       567,841
                                                        GROSS AMOUNTS AT WHICH CARRIED
                                                              AT CLOSE OF PERIOD
                                                  -------------------------------------------
                                                                 BUILDING &                     ACCUMULATED
                        PROJECT                      LAND       IMPROVEMENTS        TOTAL       DEPRECIATION
                        -------                   -----------   -------------   -------------   ------------
        NORTH-EAST BAY/SACRAMENTO
10091   Terminal Street Warehouse                     198,113       1,567,730       1,765,844       750,187
10181   455 University Avenue                         993,704       2,586,822       3,580,527       626,556
10211   8880 Cal Center Drive                       3,804,401      10,228,788      14,033,189     2,800,075
10231   740 University Avenue                         261,250         951,430       1,212,680       286,357
10261   Front Street Warehouse                        294,674         839,287       1,133,960            --
10281   Gateway Oaks II                             1,516,168       5,425,982       6,942,150     1,132,550
10291   Gateway Oaks I                              2,938,968      10,543,934      13,482,903     2,390,718
10311   701 University Avenue                       1,055,714       4,156,109       5,211,823       841,718
10341   The Orchard                                 1,505,937       5,590,386       7,096,323     1,331,572
10351   555 University Avenue                       1,472,559       5,088,043       6,560,602     1,261,556
10361   575 University Avenue                              --       1,200,984       1,200,984       218,542
10362   601 University Avenue                       1,684,489       5,917,363       7,601,853     1,443,112
10381   Livermore Commerce Center                   1,499,807       4,533,976       6,033,783     1,196,580
10391   655 University Avenue                       1,152,108       4,005,218       5,157,326       978,850
10401   Fairfield Business Center                     439,350       2,944,194       3,383,544            --
10481   Huntwood Business Park                        339,688       1,407,431       1,747,119       657,841
10491   Independent Road Warehouse                    293,743       1,373,513       1,667,256       564,848
10511   BayCenter Business Park Ph II               1,625,067       4,860,969       6,486,036     1,815,520
10521   Keebler Warehouse                             605,637       1,850,589       2,456,226       613,261
10591   Dubuque Business Center                     3,491,267       6,291,506       9,782,773     1,630,620
10601   Cabot Boulevard Warehouse                   1,559,831       5,128,734       6,688,565     2,103,233
10611   Benicia Commerce Center                       673,762       4,610,474       5,284,236     1,206,644
10621   Montgomery Ward                               717,750       3,738,355       4,456,105       971,531
10631   Eden Landing Business Center                1,158,197       1,958,841       3,117,038       599,596
10641   The Good Guys Distrib. Ctr                  4,936,467       9,796,419      14,732,885     1,839,689
10651   Fleetside Commerce Center                   1,080,303       3,138,325       4,218,628     1,016,860
10681   Point West III- River Park Dr               1,530,286       4,453,247       5,983,533       673,598
10691   Point West I - Response Road                1,007,734       2,714,386       3,722,120       488,939
10711   Redwood Shores                              3,766,122       5,323,288       9,089,410     1,285,310
10741   BayCenter Business Park Ph I                1,500,000       4,469,502       5,969,502       617,258
10751   Point West Commercentre                     3,443,730      10,183,877      13,627,607     1,627,287
10821   732-834 Striker Avenue                      1,009,601       3,043,091       4,052,692       460,380
10891   Gateway Oaks III                            1,151,181       4,381,464       5,532,646       756,276
10931   Northgate (Industrial Bldgs.)               1,298,391       4,419,249       5,717,640       584,197
10941   Doolittle Business Center                     866,075       2,854,110       3,720,185       291,984
10951   Benicia Ind I (539 Stone)                     835,613       2,701,475       3,537,088       256,271
10952   Benicia Ind I (533/537 Stone)                 924,191       2,804,933       3,729,124       274,675
10953   Benicia Ind I (500/518 Stone)                 431,668       1,372,588       1,804,256       131,139
10954   Benicia Ind I (437 Industrial)                745,177       3,484,346       4,229,523       342,844
10955   Benicia Ind I (360 Indust Ct)                 507,991       1,541,139       2,049,130       156,874
10956   Benicia Ind I (601 Stone)                     384,662       1,153,986       1,538,648       118,458
10957   Benicia Ind I (524 Stone)                     661,336       2,012,841       2,674,178       194,821
10961   Benicia Ind I (531 Getty Ct)                  497,934       1,510,862       2,008,796       161,109
10962   Benicia Ind I (535 Getty Ct)                  636,278       1,921,990       2,558,268       192,594
10971   Northgate (Office Building)                   555,706       1,762,764       2,318,470       193,641
11021   Bayside Corporate Center                    2,455,163       7,973,761      10,428,924       915,110
11041   Concord North Commerce Center               2,340,139       6,454,593       8,794,732       918,144
11051   3600 American River Drive                   1,059,222       4,842,290       5,901,512       535,871
                                                  DATE OF    DEPREC-
                                                   CONST-     IABLE
                                                  RUCTION/    LIVES
                        PROJECT                   ACQUIRED   (YEARS)
                        -------                   --------   -------
        NORTH-EAST BAY/SACRAMENTO
10091   Terminal Street Warehouse                   1975      3-40
10181   455 University Avenue                       1987      3-40
10211   8880 Cal Center Drive                       1989      3-40
10231   740 University Avenue                       1987      3-40
10261   Front Street Warehouse                      1988      3-40
10281   Gateway Oaks II                             1992      3-40
10291   Gateway Oaks I                              1990      3-40
10311   701 University Avenue                       1991      3-40
10341   The Orchard                                 1990      3-40
10351   555 University Avenue                       1990      3-40
10361   575 University Avenue                       1990      3-40
10362   601 University Avenue                       1990      3-40
10381   Livermore Commerce Center                   1988      3-40
10391   655 University Avenue                       1990      3-40
10401   Fairfield Business Center                   1990      3-40
10481   Huntwood Business Park                      1979      3-40
10491   Independent Road Warehouse                  1972      3-40
10511   BayCenter Business Park Ph II               1984      3-40
10521   Keebler Warehouse                           1985      3-40
10591   Dubuque Business Center                     1986      3-40
10601   Cabot Boulevard Warehouse                   1988      3-40
10611   Benicia Commerce Center                     1989      3-40
10621   Montgomery Ward                             1989      3-40
10631   Eden Landing Business Center                1990      3-40
10641   The Good Guys Distrib. Ctr                  1990      3-40
10651   Fleetside Commerce Center                   1990      3-40
10681   Point West III- River Park Dr               1994      3-40
10691   Point West I - Response Road                1994      3-40
10711   Redwood Shores                              1987      3-40
10741   BayCenter Business Park Ph I                1994      3-40
10751   Point West Commercentre                     1995      3-40
10821   732-834 Striker Avenue                      1995      3-40
10891   Gateway Oaks III                            1995      3-40
10931   Northgate (Industrial Bldgs.)               1995      3-40
10941   Doolittle Business Center                   1996      3-40
10951   Benicia Ind I (539 Stone)                   1996      3-40
10952   Benicia Ind I (533/537 Stone)               1996      3-40
10953   Benicia Ind I (500/518 Stone)               1996      3-40
10954   Benicia Ind I (437 Industrial)              1996      3-40
10955   Benicia Ind I (360 Indust Ct)               1996      3-40
10956   Benicia Ind I (601 Stone)                   1996      3-40
10957   Benicia Ind I (524 Stone)                   1996      3-40
10961   Benicia Ind I (531 Getty Ct)                1996      3-40
10962   Benicia Ind I (535 Getty Ct)                1996      3-40
10971   Northgate (Office Building)                 1996      3-40
11021   Bayside Corporate Center                    1996      3-40
11041   Concord North Commerce Center               1995      3-40
11051   3600 American River Drive                   1995      3-40

                            SPIEKER PROPERTIES, INC.
                                  SCHEDULE III
                      REAL ESTATE ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999

                                                                                                                      COSTS
                                                                                            INITIAL COST           CAPITALIZED
                                                                                     ---------------------------   SUBSEQUENT
                                                                         ENCUMB-                    BUILDING &         TO
                        PROJECT                         LOCATION          RANCES        LAND       IMPROVEMENTS    ACQUISITION
                        -------                   --------------------  ----------   -----------   -------------   -----------
11052   3610 American River Drive                 Sacramento, CA                --       490,859       1,963,435       309,496
11053   3620 American River Drive                 Sacramento, CA                --     1,033,387       4,133,548       294,600
11071   Benicia Ind II (521-531 Stone)            Benicia, CA                   --       774,812       2,765,041       620,757
11072   Benicia Ind II (Iowa/Stone)               Benicia, CA                   --       859,140       3,359,450       622,528
11073   Benicia Ind II (Iowa/Indiana)             Benicia, CA                   --     1,113,044       3,339,284       827,562
11074   Benicia Ind II(363 Industrial)            Benicia, CA                   --       891,542       2,674,143     1,069,786
11081   Benicia Ind Land (4.83 acres)             Benicia, CA                   --            --              --            --
11091   Benicia Ind Land (2.25 acres)             Benicia, CA                   --            --              --            --
11101   Benicia Ind Land (080-250-350)            Benicia, CA                   --       287,699              --        57,820
11111   Benicia Ind Land (080-040-69)             Benicia, CA                   --       252,839              --        88,621
11161   Port of Oakland                           Oakland, CA                   --     1,693,760       5,091,125       114,519
11241   Airport Service Center                    San Jose, CA                  --       668,283       2,013,558        44,192
11281   BayCenter Business Park Ph III            Hayward, CA                   --     1,248,216       3,804,797     1,550,042
11291   Riverside Business Center Sac             Sacramento, CA                --     1,471,099       4,425,208     2,101,061
11301   Fidelity Plaza                            Sacramento, CA                --     1,354,983       3,739,440       709,197
11331   Wood Island Office Complex                Larkspur, CA                  --     3,796,146      10,143,999     1,171,351
11471   Emeryville Tower I                        Emeryville, CA                --     4,255,014      17,020,647     5,289,374
11472   Emeryville Tower II                       Emeryville, CA                --     5,178,975      20,716,620     5,294,612
11473   Emeryville Tower III                      Emeryville, CA                --    13,556,596      54,227,878     3,545,774
11474   Baybridge Office Plaza                    Emeryville, CA                --     1,467,077       5,870,708        90,608
11475   Christie Industrial Building              Emeryville, CA                --       451,156       1,354,069       119,367
11476   Chevy's Restaurant                        Emeryville, CA                --       210,319         491,015        57,735
11477   Shellmound Industrial Bldg.               Emeryville, CA                --       225,341         676,376        96,314
11478   Tower I Parking Lot (H/C)                 Emeryville, CA                --            --              --     1,228,864
11479   Emeryville Tower IV                       Emeryville, CA                --     4,351,336       4,043,363       109,086
11511   555 Twin Dolphin Plaza                    Redwood City, CA              --     8,181,629      35,193,266     1,509,294
11541   Fountaingrove Center                      Santa Rosa, CA                --     4,391,945      11,960,753       836,959
11551   Seaport Distribution Center               W Sacramento, CA              --     1,180,994       4,350,334       462,170
11561   Sierra Point                              Brisbane, CA                  --     2,429,943       8,222,689     1,749,412
11621   Point West Corporate Center I             Sacramento, CA                --     4,388,722      11,879,068     1,212,665
11651   Point West Corporate Center II            Sacramento, CA                --     1,000,000           4,023         1,350
11681   Lafayette Terrace                         Lafayette, CA                 --     2,037,282       5,525,912       128,354
11761   Huntwood Business Center                  Hayward, CA                   --     2,929,335       8,839,070        28,929
11801   Gateway Oaks IV                           Sacramento, CA                --     1,180,174       7,580,784     2,016,503
11831   San Mateo BayCenter I                     San Mateo, CA                 --     2,464,154      10,422,627       261,036
11841   Treat Towers                              Walnut Creek, CA              --     4,089,868      51,627,302     3,530,714
11851   Johnson Ranch Corp Centre I               Roseville, CA                 --     4,899,345      13,328,722       621,136
11852   Johnson Ranch Corp Centre II              Roseville, CA                 --       808,265       3,860,867       836,840
12031   Roseville Corporate Center                Roseville, CA                 --     1,563,207      10,245,823     2,406,847
12041   W. North Market                           Sacramento, CA                --     1,150,545       3,456,822       111,071
12051   Overland Court I                          W Sacramento, CA              --     1,098,823       2,600,442            --
12052   Overland Court II                         W Sacramento, CA              --     1,898,609       4,671,029       420,650
12081   Vintage Park Office - Bldg. 1             Foster City, CA               --     2,819,393       7,143,194       105,880
12082   Vintage Park Office - Bldg. 2             Foster City, CA               --     2,247,790       5,691,142        28,067
12083   Vintage Park Office - Bldg. 3             Foster City, CA               --     2,071,388       5,018,257       390,472
12091   Vintage Park Industrial                   Foster City, CA               --    25,531,280      70,993,759       405,386
12111   Douglas Corporate Center                  Roseville, CA                 --     1,645,319      10,987,967       873,688
12112   Douglas Corporate Center II               Roseville, CA                 --     1,822,812         198,079       452,808
12121   San Mateo BayCenter II                    San Mateo, CA         10,650,879     3,307,761      15,306,123       133,133
                                                        GROSS AMOUNTS AT WHICH CARRIED
                                                              AT CLOSE OF PERIOD
                                                  -------------------------------------------
                                                                 BUILDING &                     ACCUMULATED
                        PROJECT                      LAND       IMPROVEMENTS        TOTAL       DEPRECIATION
                        -------                   -----------   -------------   -------------   ------------
11052   3610 American River Drive                     490,859       2,272,932       2,763,790       270,862
11053   3620 American River Drive                   1,033,387       4,428,148       5,461,535       509,077
11071   Benicia Ind II (521-531 Stone)                774,812       3,385,798       4,160,611       481,776
11072   Benicia Ind II (Iowa/Stone)                   859,140       3,981,977       4,841,118       404,956
11073   Benicia Ind II (Iowa/Indiana)               1,113,044       4,166,847       5,279,891       414,385
11074   Benicia Ind II(363 Industrial)                891,542       3,743,929       4,635,471       353,134
11081   Benicia Ind Land (4.83 acres)                      --              --              --            --
11091   Benicia Ind Land (2.25 acres)                      --              --              --            --
11101   Benicia Ind Land (080-250-350)                287,699          57,820         345,519            --
11111   Benicia Ind Land (080-040-69)                 252,839          88,621         341,460            --
11161   Port of Oakland                             1,693,760       5,205,644       6,899,403       496,641
11241   Airport Service Center                        668,283       2,057,750       2,726,034       176,528
11281   BayCenter Business Park Ph III              1,248,216       5,354,839       6,603,055       493,428
11291   Riverside Business Center Sac               1,471,099       6,526,270       7,997,369       573,577
11301   Fidelity Plaza                              1,354,983       4,448,637       5,803,620       479,137
11331   Wood Island Office Complex                  3,796,146      11,315,350      15,111,496       851,429
11471   Emeryville Tower I                          4,255,014      22,310,021      26,565,035     1,319,501
11472   Emeryville Tower II                         5,178,975      26,011,232      31,190,208     1,698,318
11473   Emeryville Tower III                       13,556,596      57,773,652      71,330,248     4,270,455
11474   Baybridge Office Plaza                      1,467,077       5,961,316       7,428,394       494,305
11475   Christie Industrial Building                  451,156       1,473,435       1,924,592       113,927
11476   Chevy's Restaurant                            210,319         548,749         759,068        35,803
11477   Shellmound Industrial Bldg.                   225,341         772,690         998,031        56,395
11478   Tower I Parking Lot (H/C)                          --       1,228,864       1,228,864            --
11479   Emeryville Tower IV                         4,351,336       4,152,450       8,503,786            --
11511   555 Twin Dolphin Plaza                      8,181,629      36,702,560      44,884,189     2,472,554
11541   Fountaingrove Center                        4,391,945      12,797,712      17,189,657       947,011
11551   Seaport Distribution Center                 1,180,994       4,812,504       5,993,498       228,415
11561   Sierra Point                                2,429,943       9,972,101      12,402,043       640,948
11621   Point West Corporate Center I               4,388,722      13,091,732      17,480,454       983,252
11651   Point West Corporate Center II              1,000,000           5,373       1,005,373            --
11681   Lafayette Terrace                           2,037,282       5,654,266       7,691,548       350,169
11761   Huntwood Business Center                    2,929,335       8,867,999      11,797,334       535,967
11801   Gateway Oaks IV                             1,180,174       9,597,288      10,777,461       466,800
11831   San Mateo BayCenter I                       2,464,154      10,683,663      13,147,818     3,824,626
11841   Treat Towers                                4,089,868      55,158,016      59,247,884     1,217,593
11851   Johnson Ranch Corp Centre I                 4,899,345      13,949,858      18,849,204       889,070
11852   Johnson Ranch Corp Centre II                  808,265       4,697,706       5,505,971       127,979
12031   Roseville Corporate Center                  1,563,207      12,652,670      14,215,877       187,697
12041   W. North Market                             1,150,545       3,567,893       4,718,438       182,697
12051   Overland Court I                            1,098,823       2,600,442       3,699,265       135,060
12052   Overland Court II                           1,898,609       5,091,679       6,990,289       243,108
12081   Vintage Park Office - Bldg. 1               2,819,393       7,249,074      10,068,467       376,961
12082   Vintage Park Office - Bldg. 2               2,247,790       5,719,209       7,966,999       296,511
12083   Vintage Park Office - Bldg. 3               2,071,388       5,408,729       7,480,118       284,332
12091   Vintage Park Industrial                    25,531,280      71,399,146      96,930,426     3,713,807
12111   Douglas Corporate Center                    1,645,319      11,861,654      13,506,973       594,518
12112   Douglas Corporate Center II                 1,822,812         650,887       2,473,699            --
12121   San Mateo BayCenter II                      3,307,761      15,439,256      18,747,018     3,781,745
                                                  DATE OF    DEPREC-
                                                   CONST-     IABLE
                                                  RUCTION/    LIVES
                        PROJECT                   ACQUIRED   (YEARS)
                        -------                   --------   -------
11052   3610 American River Drive                   1995      3-40
11053   3620 American River Drive                   1995      3-40
11071   Benicia Ind II (521-531 Stone)              1996      3-40
11072   Benicia Ind II (Iowa/Stone)                 1996      3-40
11073   Benicia Ind II (Iowa/Indiana)               1996      3-40
11074   Benicia Ind II(363 Industrial)              1996      3-40
11081   Benicia Ind Land (4.83 acres)               1996      3-40
11091   Benicia Ind Land (2.25 acres)               1996      3-40
11101   Benicia Ind Land (080-250-350)              1996      3-40
11111   Benicia Ind Land (080-040-69)               1996      3-40
11161   Port of Oakland                             1996      3-40
11241   Airport Service Center                      1996      3-40
11281   BayCenter Business Park Ph III              1996      3-40
11291   Riverside Business Center Sac               1996      3-40
11301   Fidelity Plaza                              1996      3-40
11331   Wood Island Office Complex                  1996      3-40
11471   Emeryville Tower I                          1997      3-40
11472   Emeryville Tower II                         1997      3-40
11473   Emeryville Tower III                        1997      3-40
11474   Baybridge Office Plaza                      1997      3-40
11475   Christie Industrial Building                1997      3-40
11476   Chevy's Restaurant                          1997      3-40
11477   Shellmound Industrial Bldg.                 1997      3-40
11478   Tower I Parking Lot (H/C)                   1997      3-40
11479   Emeryville Tower IV                         1997      3-40
11511   555 Twin Dolphin Plaza                      1997      3-40
11541   Fountaingrove Center                        1997      3-40
11551   Seaport Distribution Center                 1997      3-40
11561   Sierra Point                                1997      3-40
11621   Point West Corporate Center I               1997      3-40
11651   Point West Corporate Center II              1997      3-40
11681   Lafayette Terrace                           1997      3-40
11761   Huntwood Business Center                    1997      3-40
11801   Gateway Oaks IV                             1997      3-40
11831   San Mateo BayCenter I                       1995      3-40
11841   Treat Towers                                1997      3-40
11851   Johnson Ranch Corp Centre I                 1997      3-40
11852   Johnson Ranch Corp Centre II                1997      3-40
12031   Roseville Corporate Center                  1997      3-40
12041   W. North Market                             1997      3-40
12051   Overland Court I                            1997      3-40
12052   Overland Court II                           1997      3-40
12081   Vintage Park Office - Bldg. 1               1997      3-40
12082   Vintage Park Office - Bldg. 2               1997      3-40
12083   Vintage Park Office - Bldg. 3               1997      3-40
12091   Vintage Park Industrial                     1997      3-40
12111   Douglas Corporate Center                    1997      3-40
12112   Douglas Corporate Center II                 1997      3-40
12121   San Mateo BayCenter II                      1997      3-40

                            SPIEKER PROPERTIES, INC.
                                  SCHEDULE III
                      REAL ESTATE ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999

                                                                                                                      COSTS
                                                                                            INITIAL COST           CAPITALIZED
                                                                                     ---------------------------   SUBSEQUENT
                                                                         ENCUMB-                    BUILDING &         TO
                        PROJECT                         LOCATION          RANCES        LAND       IMPROVEMENTS    ACQUISITION
                        -------                   --------------------  ----------   -----------   -------------   -----------
12161   Port Plaza Land                           W Sacramento, CA              --     1,853,178              --         4,224
12171   Concord N. Commerce Center II             Concord, CA                   --       912,711       2,218,895       652,162
12381   Hayward Business Park                     Hayward, CA                   --     8,453,559      25,236,562     1,224,929
12401   Metro Center Tower                        Foster City, CA               --            --      77,837,220       234,429
12402   Metro Center (919)                        Foster City, CA               --            --      25,965,490        26,496
12403   Metro Center (989)                        Foster City, CA               --            --      25,312,193        26,496
12404   Metro Center Retail                       Foster City, CA               --            --       5,770,366        34,218
12421   Benicia Commerce Center II                Benicia, CA                   --     1,722,991       6,462,063       296,705
12471   Enterprise Business Park I                W. Sacramento, CA             --     3,266,000       9,649,107        24,332
12472   Enterprise Business Park II               W. Sacramento, CA             --     1,701,619       5,104,857       145,836
12481   Commerce Park West I                      W. Sacramento, CA             --     1,156,345       3,358,313       267,250
12482   Commerce Park West II                     W. Sacramento, CA             --     1,170,230          13,084            --
12483   Commerce Park West III                    W. Sacramento, CA             --       808,664          10,107            --
12491   Vasco Business Center                     Livermore, CA                 --     1,308,220       4,320,507     2,422,280
12521   Parkshore Plaza - Phase I                 Folsom, CA                    --     1,578,273      10,353,400     2,928,954
12531   San Mateo BayCenter III                   San Mateo, CA                 --     3,214,450      12,853,512       237,052
12541   Skyway Landing                            San Carlos, CA                --    18,385,512      11,094,619            --
12561   Parkshore Plaza - Phase II                Folsom, CA                    --     1,634,925      13,414,430     3,114,120
12571   Airway Business Park                      Livermore, CA                 --     3,862,102       5,384,496        49,528
12601   TheTowers@ShoresCenter                    Redwood Shores, CA    22,477,586    35,577,387       2,181,211            --
12621   Parkshore Plaza - Phase III               Folsom, CA                    --     2,940,116       1,402,596            --
                                                                        ----------   -----------   -------------   -----------
                                                                        33,128,465   283,223,644     877,168,359    78,477,254
                                                                        ==========   ===========   =============   ===========
        SILICON VALLEY
10001   Santa Clara Office Center I               Santa Clara, CA        1,062,799       806,700       3,250,467       613,032
10011   Stender Way II                            Santa Clara, CA               --       410,687       1,717,408            --
10021   Santa Clara Office Center II              Santa Clara, CA               --       745,099       4,297,184       672,041
10022   Santa Clara Office Center II              Santa Clara, CA               --            --              --       168,769
10031   Gateway Office - Phase I                  San Jose, CA                  --     1,206,811      11,404,195     1,948,357
10032   Gateway Office - Phase I Pkg              San Jose, CA                  --            --          53,241            --
10041   Scott Boulevard                           Santa Clara, CA               --       554,191       1,860,159       469,286
10051   Santa Clara Office Center III             Santa Clara, CA               --       457,272       3,461,470       419,895
10081   Gateway Office Phase II - A               San Jose, CA                  --       480,385       6,852,031     2,673,779
10082   Gateway Office Phase II - B               San Jose, CA                  --       337,128       5,133,951     2,095,959
10083   Gateway Office Phase II - C               San Jose, CA                  --       419,107       7,558,654     1,941,246
10084   Gateway Office Phase II - HC              San Jose, CA                  --            --              --            --
10085   Gateway Office Phase II                   San Jose, CA                  --     2,268,772       6,806,316        18,695
10101   Stender Way                               Santa Clara, CA               --       152,000         696,177            --
10111   2727 Augustine                            Santa Clara, CA               --       381,686       1,629,197            --
10121   Sunnyvale Business Center                 Santa Clara, CA               --       241,207         804,608       457,497
10131   The Alameda                               San Jose, CA                  --       966,236       4,854,382       237,955
10141   Creekside Phase I                         San Jose, CA                  --     5,626,480       5,617,095     1,294,214
10142   Creekside Phase II                        San Jose, CA                  --     5,338,940       4,640,485       814,726
10151   North First Office Center                 San Jose, CA                  --     6,961,583       6,689,305     1,426,893
10161   Cupertino Business Center                 Cupertino, CA                 --     4,069,866       4,549,676       167,710
10191   North American Van Lines                  San Jose, CA                  --     2,199,551       5,023,269        18,000
10241   2685 Augustine                            Santa Clara, CA        1,325,093       587,358       1,901,082       581,179
10242   2695 Augustine                            Santa Clara, CA               --       462,074       2,683,989       735,572
                                                        GROSS AMOUNTS AT WHICH CARRIED
                                                              AT CLOSE OF PERIOD
                                                  -------------------------------------------
                                                                 BUILDING &                     ACCUMULATED
                        PROJECT                      LAND       IMPROVEMENTS        TOTAL       DEPRECIATION
                        -------                   -----------   -------------   -------------   ------------
12161   Port Plaza Land                             1,853,178           4,224       1,857,402            --
12171   Concord N. Commerce Center II                 912,711       2,871,058       3,783,768        82,051
12381   Hayward Business Park                       8,453,559      26,461,491      34,915,050     1,494,664
12401   Metro Center Tower                                 --      78,071,650      78,071,650     3,216,960
12402   Metro Center (919)                                 --      25,991,985      25,991,985     1,094,921
12403   Metro Center (989)                                 --      25,338,689      25,338,689     1,014,006
12404   Metro Center Retail                                --       5,804,583       5,804,583       243,102
12421   Benicia Commerce Center II                  1,722,991       6,758,768       8,481,759       191,054
12471   Enterprise Business Park I                  3,266,000       9,673,439      12,939,439       442,251
12472   Enterprise Business Park II                 1,701,619       5,250,692       6,952,311       233,973
12481   Commerce Park West I                        1,156,345       3,625,563       4,781,908       153,923
12482   Commerce Park West II                       1,170,230          13,084       1,183,314            --
12483   Commerce Park West III                        808,664          10,107         818,771            --
12491   Vasco Business Center                       1,308,220       6,742,787       8,051,007       300,256
12521   Parkshore Plaza - Phase I                   1,578,273      13,282,353      14,860,627       316,340
12531   San Mateo BayCenter III                     3,214,450      13,090,563      16,305,014       484,025
12541   Skyway Landing                             18,385,512      11,094,619      29,480,131            --
12561   Parkshore Plaza - Phase II                  1,634,925      16,528,550      18,163,475       145,843
12571   Airway Business Park                        3,862,102       5,434,024       9,296,126            --
12601   TheTowers@ShoresCenter                     35,577,387       2,181,211      37,758,597            --
12621   Parkshore Plaza - Phase III                 2,940,116       1,402,596       4,342,712            --
                                                  -----------   -------------   -------------   -----------
                                                  283,223,644     955,645,613   1,238,869,257    84,842,613
                                                  ===========   =============   =============   ===========
        SILICON VALLEY
10001   Santa Clara Office Center I                   806,700       3,863,499       4,670,199     1,300,989
10011   Stender Way II                                410,687       1,717,408       2,128,095       674,063
10021   Santa Clara Office Center II                  745,099       4,969,224       5,714,323     1,906,217
10022   Santa Clara Office Center II                       --         168,769         168,769        47,687
10031   Gateway Office - Phase I                    1,206,811      13,352,551      14,559,362     5,116,599
10032   Gateway Office - Phase I Pkg                       --          53,241          53,241            --
10041   Scott Boulevard                               554,191       2,329,446       2,883,637       740,277
10051   Santa Clara Office Center III                 457,272       3,881,364       4,338,636     1,423,618
10081   Gateway Office Phase II - A                   480,385       9,525,810      10,006,195     4,088,708
10082   Gateway Office Phase II - B                   337,128       7,229,911       7,567,038     3,275,512
10083   Gateway Office Phase II - C                   419,107       9,499,900       9,919,006     3,772,758
10084   Gateway Office Phase II - HC                       --              --              --            --
10085   Gateway Office Phase II                     2,268,772       6,825,011       9,093,783     1,400,441
10101   Stender Way                                   152,000         696,177         848,177       326,853
10111   2727 Augustine                                381,686       1,629,197       2,010,884     1,010,229
10121   Sunnyvale Business Center                     241,207       1,262,105       1,503,311       433,608
10131   The Alameda                                   966,236       5,092,337       6,058,572     1,803,324
10141   Creekside Phase I                           5,626,480       6,911,309      12,537,789     2,378,141
10142   Creekside Phase II                          5,338,940       5,455,211      10,794,151     1,666,330
10151   North First Office Center                   6,961,583       8,116,198      15,077,782     2,888,997
10161   Cupertino Business Center                   4,069,866       4,717,386       8,787,253     1,557,043
10191   North American Van Lines                    2,199,551       5,041,269       7,240,820     1,457,698
10241   2685 Augustine                                587,358       2,482,261       3,069,619     1,200,768
10242   2695 Augustine                                462,074       3,419,561       3,881,635     1,725,480
                                                  DATE OF    DEPREC-
                                                   CONST-     IABLE
                                                  RUCTION/    LIVES
                        PROJECT                   ACQUIRED   (YEARS)
                        -------                   --------   -------
12161   Port Plaza Land                             1997      3-40
12171   Concord N. Commerce Center II               1997      3-40
12381   Hayward Business Park                       1998      3-40
12401   Metro Center Tower                          1998      3-40
12402   Metro Center (919)                          1998      3-40
12403   Metro Center (989)                          1998      3-40
12404   Metro Center Retail                         1998      3-40
12421   Benicia Commerce Center II                  1998      3-40
12471   Enterprise Business Park I                  1998      3-40
12472   Enterprise Business Park II                 1998      3-40
12481   Commerce Park West I                        1998      3-40
12482   Commerce Park West II                       1998      3-40
12483   Commerce Park West III                      1998      3-40
12491   Vasco Business Center                       1998      3-40
12521   Parkshore Plaza - Phase I                   1998      3-40
12531   San Mateo BayCenter III                     1998      3-40
12541   Skyway Landing                              1998      3-40
12561   Parkshore Plaza - Phase II                  1998      3-40
12571   Airway Business Park                        1998      3-40
12601   TheTowers@ShoresCenter                      1999      3-40
12621   Parkshore Plaza - Phase III                 1999      3-40
        SILICON VALLEY
10001   Santa Clara Office Center I                 1977      3-40
10011   Stender Way II                              1978      3-40
10021   Santa Clara Office Center II                1980      3-40
10022   Santa Clara Office Center II                1980      3-40
10031   Gateway Office - Phase I                    1981      3-40
10032   Gateway Office - Phase I Pkg                1981      3-40
10041   Scott Boulevard                             1976      3-40
10051   Santa Clara Office Center III               1981      3-40
10081   Gateway Office Phase II - A                 1983      3-40
10082   Gateway Office Phase II - B                 1983      3-40
10083   Gateway Office Phase II - C                 1983      3-40
10084   Gateway Office Phase II - HC                1983      3-40
10085   Gateway Office Phase II                     1983      3-40
10101   Stender Way                                 1978      3-40
10111   2727 Augustine                              1975      3-40
10121   Sunnyvale Business Center                   1987      3-40
10131   The Alameda                                 1984      3-40
10141   Creekside Phase I                           1985      3-40
10142   Creekside Phase II                          1985      3-40
10151   North First Office Center                   1985      3-40
10161   Cupertino Business Center                   1985      3-40
10191   North American Van Lines                    1988      3-40
10241   2685 Augustine                              1979      3-40
10242   2695 Augustine                              1989      3-40

                            SPIEKER PROPERTIES, INC.
                                  SCHEDULE III
                      REAL ESTATE ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999

                                                                                                                      COSTS
                                                                                            INITIAL COST           CAPITALIZED
                                                                                     ---------------------------   SUBSEQUENT
                                                                         ENCUMB-                    BUILDING &         TO
                        PROJECT                         LOCATION          RANCES        LAND       IMPROVEMENTS    ACQUISITION
                        -------                   --------------------  ----------   -----------   -------------   -----------
10251   Santa Clara Ofc Ctr IV Dennys             Santa Clara, CA               --       181,634         564,349            --
10271   Aspect Telecommunications                 San Jose, CA                  --     2,229,772       2,283,005       257,644
10301   Cadillac Court                            Milpitas, CA                  --       959,042       1,494,977       349,387
10321   Ryan Ranch Office Ctr - A                 Monterey, CA                  --            --              --       335,656
10322   Ryan Ranch Office Ctr - B                 Monterey, CA                  --            --              --            --
10323   Ryan Ranch Office Ctr - C                 Monterey, CA                  --            --              --       151,482
10324   Ryan Ranch Office Ctr - Admin             Monterey, CA                  --     1,048,740       3,955,342     1,044,615
10371   Fremont Bayside                           Fremont, CA            5,893,421     1,247,069       2,708,494       283,620
10421   Patrick Henry Drive                       San Jose, CA                  --       933,058       2,704,351     2,674,706
10431   COG Warehouse                             Milpitas, CA                  --     2,616,039       1,911,130     1,082,839
10451   Okidata Distribution Center               Milpitas, CA                  --     1,854,892       1,753,601       355,238
10461   Pro-Log                                   Monterey, CA                  --       780,000       1,149,758       341,136
10531   Fremont Commerce Center Ph III            Fremont, CA                   --       708,494       1,870,577       216,483
10541   Lockheed Building                         Palo Alto, CA                 --            --       6,264,357     2,862,702
10551   Xerox Campus                              Palo Alto, CA                 --            --      29,360,411    14,427,212
10563   Foothill Research Ctr-4009                Palo Alto, CA                 --            --              --     7,541,469
10565   Foothill Research Ctr-Common              Palo Alto, CA                 --            --      30,819,577     5,544,055
10571   Montague Industrial Center                Palo Alto, CA                 --     2,820,461       9,147,282       685,332
10661   Industrial Drive Warehouse                Fremont, CA            2,186,269     1,822,496       3,796,757       168,564
10671   2180 Sand Hill Road                       Menlo Park, CA                --       466,525       1,283,016       510,122
10701   1900 McCarthy                             Milpitas, CA                  --       845,039       4,219,348       560,699
10761   2905-2909 Stender                         Santa Clara, CA               --       385,992       1,174,719       274,725
10781   Meier Central South - Bldg. 1             Santa Clara, CA               --       325,333       1,105,604        22,631
10782   Meier Central South - Bldg. 2             Santa Clara, CA               --       479,495       1,296,413        42,600
10783   Meier Central South - Bldg. 3             Santa Clara, CA               --       402,482       1,088,191        37,069
10784   Meier Central South - Bldg. 4             Santa Clara, CA               --       425,639       1,150,801        34,000
10785   Meier Central South - Bldg. 11            Santa Clara, CA               --       440,013       1,189,665            --
10786   Meier Central South - Bldg. 12            Santa Clara, CA               --       498,150       1,346,850       228,605
10791   Meier Mountain View - Bldg. 5             Santa Clara, CA          276,678       552,438       1,493,628        36,000
10792   Meier Mountain View - Bldg. 6             Santa Clara, CA               --       526,249       1,422,822            --
10793   Meier Mountain View - Bldg. 7             Santa Clara, CA               --       594,552       1,607,492       162,906
10794   Meier Mountain View - Bldg. 8             Santa Clara, CA               --       631,004       1,706,047            --
10795   Meier Mountain View - Bldg. 9             Santa Clara, CA               --       650,822       1,759,630        19,704
10796   Meier Mountain View - Bldg. 10            Santa Clara, CA               --       584,407       1,580,063        37,644
10797   Meier Mountain View - Bldg. 17            Santa Clara, CA               --       562,748       1,521,503            --
10798   Meier Mountain View - Bldg. 20            Santa Clara, CA               --     1,163,131       3,144,978        20,048
10801   Meier Central North - Bldg. 13            Santa Clara, CA               --       233,085         630,193            --
10802   Meier Central North - Bldg. 14            Santa Clara, CA               --       233,085         630,193            --
10803   Meier Central North - Bldg. 15            Santa Clara, CA               --       228,496         617,786        50,426
10804   Meier Central North - Bldg. 16            Santa Clara, CA               --       324,000         876,000            --
10805   Meier Central North - Bldg. 19            Santa Clara, CA               --       734,695       1,986,398            --
10811   Meier Sunnyvale - Bldg. 18                Santa Clara, CA               --       352,776         953,800            --
10851   Ryan Ranch Office - Phase II              Monterey, CA                  --       565,580       2,012,002       257,912
10871   Walsh @ Lafayette Indust Park             Santa Clara, CA               --     3,359,291       7,788,617     1,382,535
10881   Ridder Park                               San Jose, CA                  --     1,794,057       4,443,925     2,012,184
10901   Ryan Ranch - Lot 14B                      Monterey, CA                  --       311,835         746,295       260,181
10911   Cadillac Court II                         Milpitas, CA                  --       845,833       1,166,712       667,138
11031   Ryan Ranch Office II - Bldg. D            Monterey, CA                  --       420,000       2,172,501       485,978
11151   2290 North First Street                   San Jose, CA                  --     1,222,335       4,963,553       621,965
                                                        GROSS AMOUNTS AT WHICH CARRIED
                                                              AT CLOSE OF PERIOD
                                                  -------------------------------------------
                                                                 BUILDING &                     ACCUMULATED
                        PROJECT                      LAND       IMPROVEMENTS        TOTAL       DEPRECIATION
                        -------                   -----------   -------------   -------------   ------------
10251   Santa Clara Ofc Ctr IV Dennys                 181,634         564,349         745,983       163,349
10271   Aspect Telecommunications                   2,229,772       2,540,649       4,770,421       791,116
10301   Cadillac Court                                959,042       1,844,364       2,803,406       428,577
10321   Ryan Ranch Office Ctr - A                          --         335,656         335,656       157,101
10322   Ryan Ranch Office Ctr - B                          --              --              --            --
10323   Ryan Ranch Office Ctr - C                          --         151,482         151,482       126,235
10324   Ryan Ranch Office Ctr - Admin               1,048,740       4,999,958       6,048,697     1,068,520
10371   Fremont Bayside                             1,247,069       2,992,113       4,239,182       862,096
10421   Patrick Henry Drive                           933,058       5,379,058       6,312,116     1,871,615
10431   COG Warehouse                               2,616,039       2,993,969       5,610,008     1,020,069
10451   Okidata Distribution Center                 1,854,892       2,108,839       3,963,731       403,707
10461   Pro-Log                                       780,000       1,490,893       2,270,893       274,811
10531   Fremont Commerce Center Ph III                708,494       2,087,060       2,795,554       633,440
10541   Lockheed Building                                  --       9,127,059       9,127,059     2,464,658
10551   Xerox Campus                                       --      43,787,623      43,787,623    10,949,221
10563   Foothill Research Ctr-4009                         --       7,541,469       7,541,469     2,456,972
10565   Foothill Research Ctr-Common                       --      36,363,632      36,363,632    10,207,077
10571   Montague Industrial Center                  2,820,461       9,832,615      12,653,075     4,595,962
10661   Industrial Drive Warehouse                  1,822,496       3,965,320       5,787,817       728,643
10671   2180 Sand Hill Road                           466,525       1,793,138       2,259,663       878,828
10701   1900 McCarthy                                 845,039       4,780,046       5,625,085       720,372
10761   2905-2909 Stender                             385,992       1,449,444       1,835,437       293,519
10781   Meier Central South - Bldg. 1                 325,333       1,128,235       1,453,568       131,101
10782   Meier Central South - Bldg. 2                 479,495       1,339,013       1,818,508       163,953
10783   Meier Central South - Bldg. 3                 402,482       1,125,261       1,527,742       147,403
10784   Meier Central South - Bldg. 4                 425,639       1,184,801       1,610,440       165,689
10785   Meier Central South - Bldg. 11                440,013       1,189,665       1,629,678       233,310
10786   Meier Central South - Bldg. 12                498,150       1,575,455       2,073,605       168,187
10791   Meier Mountain View - Bldg. 5                 552,438       1,529,628       2,082,066       192,480
10792   Meier Mountain View - Bldg. 6                 526,249       1,422,822       1,949,071       171,925
10793   Meier Mountain View - Bldg. 7                 594,552       1,770,398       2,364,950       194,239
10794   Meier Mountain View - Bldg. 8                 631,004       1,706,047       2,337,050       206,148
10795   Meier Mountain View - Bldg. 9                 650,822       1,779,334       2,430,156       228,385
10796   Meier Mountain View - Bldg. 10                584,407       1,617,707       2,202,115       197,198
10797   Meier Mountain View - Bldg. 17                562,748       1,521,503       2,084,251       183,848
10798   Meier Mountain View - Bldg. 20              1,163,131       3,165,026       4,328,158       382,664
10801   Meier Central North - Bldg. 13                233,085         630,193         863,278        76,149
10802   Meier Central North - Bldg. 14                233,085         630,193         863,278        76,149
10803   Meier Central North - Bldg. 15                228,496         668,212         896,708        86,954
10804   Meier Central North - Bldg. 16                324,000         876,000       1,200,000       105,850
10805   Meier Central North - Bldg. 19                734,695       1,986,398       2,721,093       240,023
10811   Meier Sunnyvale - Bldg. 18                    352,776         953,800       1,306,576       115,251
10851   Ryan Ranch Office - Phase II                  565,580       2,269,914       2,835,494       354,503
10871   Walsh @ Lafayette Indust Park               3,359,291       9,171,152      12,530,443     1,473,905
10881   Ridder Park                                 1,794,057       6,456,109       8,250,165       868,765
10901   Ryan Ranch - Lot 14B                          311,835       1,006,476       1,318,311       219,991
10911   Cadillac Court II                             845,833       1,833,850       2,679,683       455,600
11031   Ryan Ranch Office II - Bldg. D                420,000       2,658,479       3,078,479       424,248
11151   2290 North First Street                     1,222,335       5,585,517       6,807,852       571,502
                                                  DATE OF    DEPREC-
                                                   CONST-     IABLE
                                                  RUCTION/    LIVES
                        PROJECT                   ACQUIRED   (YEARS)
                        -------                   --------   -------
10251   Santa Clara Ofc Ctr IV Dennys               1988      3-40
10271   Aspect Telecommunications                   1988      3-40
10301   Cadillac Court                              1991      3-40
10321   Ryan Ranch Office Ctr - A                   1992      3-40
10322   Ryan Ranch Office Ctr - B                   1992      3-40
10323   Ryan Ranch Office Ctr - C                   1992      3-40
10324   Ryan Ranch Office Ctr - Admin               1992      3-40
10371   Fremont Bayside                             1990      3-40
10421   Patrick Henry Drive                         1991      3-40
10431   COG Warehouse                               1992      3-40
10451   Okidata Distribution Center                 1993      3-40
10461   Pro-Log                                     1993      3-40
10531   Fremont Commerce Center Ph III              1993      3-40
10541   Lockheed Building                           1993      3-40
10551   Xerox Campus                                1993      3-40
10563   Foothill Research Ctr-4009                  1993      3-40
10565   Foothill Research Ctr-Common                1993      3-40
10571   Montague Industrial Center                  1993      3-40
10661   Industrial Drive Warehouse                  1995      3-40
10671   2180 Sand Hill Road                         1973      3-40
10701   1900 McCarthy                               1994      3-40
10761   2905-2909 Stender                           1994      3-40
10781   Meier Central South - Bldg. 1               1995      3-40
10782   Meier Central South - Bldg. 2               1995      3-40
10783   Meier Central South - Bldg. 3               1995      3-40
10784   Meier Central South - Bldg. 4               1995      3-40
10785   Meier Central South - Bldg. 11              1995      3-40
10786   Meier Central South - Bldg. 12              1995      3-40
10791   Meier Mountain View - Bldg. 5               1995      3-40
10792   Meier Mountain View - Bldg. 6               1995      3-40
10793   Meier Mountain View - Bldg. 7               1995      3-40
10794   Meier Mountain View - Bldg. 8               1995      3-40
10795   Meier Mountain View - Bldg. 9               1995      3-40
10796   Meier Mountain View - Bldg. 10              1995      3-40
10797   Meier Mountain View - Bldg. 17              1995      3-40
10798   Meier Mountain View - Bldg. 20              1995      3-40
10801   Meier Central North - Bldg. 13              1995      3-40
10802   Meier Central North - Bldg. 14              1995      3-40
10803   Meier Central North - Bldg. 15              1995      3-40
10804   Meier Central North - Bldg. 16              1995      3-40
10805   Meier Central North - Bldg. 19              1995      3-40
10811   Meier Sunnyvale - Bldg. 18                  1995      3-40
10851   Ryan Ranch Office - Phase II                1995      3-40
10871   Walsh @ Lafayette Indust Park               1995      3-40
10881   Ridder Park                                 1995      3-40
10901   Ryan Ranch - Lot 14B                        1995      3-40
10911   Cadillac Court II                           1995      3-40
11031   Ryan Ranch Office II - Bldg. D              1996      3-40
11151   2290 North First Street                     1996      3-40

                            SPIEKER PROPERTIES, INC.
                                  SCHEDULE III
                      REAL ESTATE ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999

                                                                                                                      COSTS
                                                                                            INITIAL COST           CAPITALIZED
                                                                                     ---------------------------   SUBSEQUENT
                                                                         ENCUMB-                    BUILDING &         TO
                        PROJECT                         LOCATION          RANCES        LAND       IMPROVEMENTS    ACQUISITION
                        -------                   --------------------  ----------   -----------   -------------   -----------
11231   Charcot Business Center                   San Jose, CA                  --     2,988,923       9,140,711       365,216
11251   Dixon Landing North - Phase I             Milpitas, CA                  --     3,014,782       5,414,490     2,578,317
11252   Dixon Landing North - Phase 2             Milpitas, CA                  --     3,239,369       3,121,887     1,525,463
11261   Kifer Road Industrial Park                Sunnyvale, CA                 --     3,530,775      11,072,470       106,852
11311   Central Park Plaza                        Santa Clara, CA               --     9,492,940      25,257,704     1,984,275
11361   Ravendale at Central                      Mountain View, CA             --     2,018,673       6,082,044        43,877
11521   Metro Plaza (Office)                      San Jose, CA          24,214,128    14,036,475      56,402,244     1,411,105
11522   Metro Plaza (Retail)                      San Jose, CA                  --       752,657       3,011,222        88,396
11531   1740 Technology                           San Jose, CA          20,029,551     7,918,598      31,710,229     2,240,873
11661   Gateway Office Phase III - D              San Jose, CA                  --            --      14,784,208     3,459,547
11662   Gateway Office Phase III - PS             San Jose, CA                  --            --       6,994,064            --
11771   Fremont Commerce Center I                 Fremont, CA                   --     3,040,601       9,276,540       142,080
11772   Fremont Commerce Center II                Fremont, CA                   --     1,275,000       3,856,826        43,862
11861   100 Moffett                               Mountain View, CA             --     1,140,758       3,129,014       890,458
11871   Oak Creek I                               Milpitas, CA                  --       962,558       2,924,792        53,936
11872   Oak Creek II                              Milpitas, CA                  --     1,078,081       3,274,337        91,276
11881   Milmont R&D                               Fremont, CA                   --     1,806,606       5,433,395            --
11891   Kato R&D                                  Fremont, CA                   --     2,002,504       6,101,872            --
11911   California Circle II                      Milpitas, CA                  --     2,555,551       7,911,555        28,473
12011   Borregas Avenue                           Sunnyvale, CA                 --       780,376       2,417,727       115,946
12101   Ryan Ranch Oaks I                         Monterey, CA                  --       743,333       3,536,136       520,577
12102   Ryan Ranch Oaks II                        Monterey, CA                  --       743,333         220,828            --
12191   Concourse I                               San Jose, CA                  --     6,785,119      27,140,801     1,441,646
12192   Concourse II                              San Jose, CA                  --     5,139,102      25,192,000       933,063
12193   Concourse III                             San Jose, CA                  --     8,333,235      33,335,518       987,191
12194   Concourse IV                              San Jose, CA                  --     8,426,150      33,707,177     1,033,222
12195   Concourse V                               San Jose, CA                  --     8,046,318      15,546,395        61,358
12196   Concourse VI                              San Jose, CA                  --     8,046,318      17,085,231            --
12197   Concourse Garage I                        San Jose, CA                  --     4,023,110         160,220        48,461
12198   Concourse Garage II                       San Jose, CA                  --     2,011,604       7,256,776            --
12199   Concourse Retail                          San Jose, CA                  --     1,158,817       1,162,279            --
12391   Skyport Plaza                             San Jose, CA                  --     8,456,246      25,372,374            --
12392   Skyport Plaza Land                        San Jose, CA                  --    23,062,963       4,893,048            --
        Other                                                                   --       287,045         695,277       566,261
                                                                       -----------   -----------     -----------   -----------
                                                                        54,987,939   218,931,837     660,968,444    83,563,746
                                                                       ===========   ===========     ===========   ===========
        SOUTHERN CALIFORNIA
10071   Airport Commerce Center                   Bakersfield, CA               --       893,648       2,744,526       509,579
10981   La Jolla Centre II                        San Diego, CA                 --     3,252,653      13,070,059     1,014,343
10991   One Pacific Heights                       San Diego, CA                 --     3,089,433       8,365,526       260,646
11001   Carlsbad Airport Plaza                    Carlsbad, CA                  --     1,532,406       4,609,834       220,887
11011   Pacific Point                             San Diego, CA                 --     3,111,202       9,333,605        88,839
11061   Inwood Park                               Irvine, CA                    --     1,517,776       8,964,270       805,371
11062   Inwood Park II                            Irvine, CA                    --       714,993         564,156            --
11141   Carmel Valley Centre I                    San Diego, CA                 --     1,406,969       5,685,484       560,676
11142   Carmel Valley Centre II                   San Diego, CA                 --     1,385,190       5,557,998       316,065
11171   Dove Street                               Newport Beach, CA             --     1,569,792       6,313,218       627,085
11191   Stadium Plaza (Multi-Tenant)              Anaheim, CA                   --     1,873,119       7,528,919       664,271
                                                        GROSS AMOUNTS AT WHICH CARRIED
                                                              AT CLOSE OF PERIOD
                                                  -------------------------------------------
                                                                 BUILDING &                     ACCUMULATED
                        PROJECT                      LAND       IMPROVEMENTS        TOTAL       DEPRECIATION
                        -------                   -----------   -------------   -------------   ------------
11231   Charcot Business Center                     2,988,923       9,505,927      12,494,850       800,484
11251   Dixon Landing North - Phase I               3,014,782       7,992,807      11,007,589       449,113
11252   Dixon Landing North - Phase 2               3,239,369       4,647,350       7,886,719       461,819
11261   Kifer Road Industrial Park                  3,530,775      11,179,322      14,710,097       871,707
11311   Central Park Plaza                          9,492,940      27,241,979      36,734,918     2,159,194
11361   Ravendale at Central                        2,018,673       6,125,921       8,144,594       458,110
11521   Metro Plaza (Office)                       14,036,475      57,813,349      71,849,824     4,077,011
11522   Metro Plaza (Retail)                          752,657       3,099,619       3,852,275       216,952
11531   1740 Technology                             7,918,598      33,951,102      41,869,700     2,487,666
11661   Gateway Office Phase III - D                       --      18,243,755      18,243,755       775,470
11662   Gateway Office Phase III - PS                      --       6,994,064       6,994,064       185,692
11771   Fremont Commerce Center I                   3,040,601       9,418,621      12,459,222       569,395
11772   Fremont Commerce Center II                  1,275,000       3,900,688       5,175,688       233,182
11861   100 Moffett                                 1,140,758       4,019,472       5,160,230       227,030
11871   Oak Creek I                                   962,558       2,978,728       3,941,286       152,538
11872   Oak Creek II                                1,078,081       3,365,613       4,443,694       172,637
11881   Milmont R&D                                 1,806,606       5,433,395       7,240,000       282,634
11891   Kato R&D                                    2,002,504       6,101,872       8,104,377       315,319
11911   California Circle II                        2,555,551       7,940,028      10,495,579       422,659
12011   Borregas Avenue                               780,376       2,533,673       3,314,049       138,391
12101   Ryan Ranch Oaks I                             743,333       4,056,713       4,800,046       174,225
12102   Ryan Ranch Oaks II                            743,333         220,828         964,161            --
12191   Concourse I                                 6,785,119      28,582,446      35,367,566     1,398,318
12192   Concourse II                                5,139,102      26,125,063      31,264,165     1,302,094
12193   Concourse III                               8,333,235      34,322,708      42,655,944     1,728,860
12194   Concourse IV                                8,426,150      34,740,399      43,166,549     1,773,567
12195   Concourse V                                 8,046,318      15,607,753      23,654,071       129,117
12196   Concourse VI                                8,046,318      17,085,231      25,131,549        18,178
12197   Concourse Garage I                          4,023,110         208,681       4,231,791         4,006
12198   Concourse Garage II                         2,011,604       7,256,776       9,268,380        90,759
12199   Concourse Retail                            1,158,817       1,162,279       2,321,096            --
12391   Skyport Plaza                               8,456,246      25,372,374      33,828,620     1,215,678
12392   Skyport Plaza Land                         23,062,963       4,893,048      27,956,011            --
        Other                                         287,045       1,261,538       1,548,583       298,402
                                                -------------   -------------     -----------   -----------
                                                  218,931,837     744,532,191     963,464,027   112,716,859
                                                =============   =============     ===========   ===========
        SOUTHERN CALIFORNIA
10071   Airport Commerce Center                       893,648       3,254,105       4,147,753     1,235,977
10981   La Jolla Centre II                          3,252,653      14,084,402      17,337,054     1,585,803
10991   One Pacific Heights                         3,089,433       8,626,172      11,715,605       895,245
11001   Carlsbad Airport Plaza                      1,532,406       4,830,721       6,363,127       528,193
11011   Pacific Point                               3,111,202       9,422,444      12,533,646     1,001,647
11061   Inwood Park                                 1,517,776       9,769,641      11,287,418     1,107,470
11062   Inwood Park II                                714,993         564,156       1,279,149            --
11141   Carmel Valley Centre I                      1,406,969       6,246,160       7,653,129       614,842
11142   Carmel Valley Centre II                     1,385,190       5,874,063       7,259,253       608,173
11171   Dove Street                                 1,569,792       6,940,303       8,510,095       597,762
11191   Stadium Plaza (Multi-Tenant)                1,873,119       8,193,191      10,066,309       704,754
                                                  DATE OF    DEPREC-
                                                   CONST-     IABLE
                                                  RUCTION/    LIVES
                        PROJECT                   ACQUIRED   (YEARS)
                        -------                   --------   -------
11231   Charcot Business Center                     1996      3-40
11251   Dixon Landing North - Phase I               1996      3-40
11252   Dixon Landing North - Phase 2               1996      3-40
11261   Kifer Road Industrial Park                  1996      3-40
11311   Central Park Plaza                          1996      3-40
11361   Ravendale at Central                        1996      3-40
11521   Metro Plaza (Office)                        1997      3-40
11522   Metro Plaza (Retail)                        1997      3-40
11531   1740 Technology                             1997      3-40
11661   Gateway Office Phase III - D                1997      3-40
11662   Gateway Office Phase III - PS               1997      3-40
11771   Fremont Commerce Center I                   1997      3-40
11772   Fremont Commerce Center II                  1997      3-40
11861   100 Moffett                                 1997      3-40
11871   Oak Creek I                                 1997      3-40
11872   Oak Creek II                                1997      3-40
11881   Milmont R&D                                 1997      3-40
11891   Kato R&D                                    1997      3-40
11911   California Circle II                        1997      3-40
12011   Borregas Avenue                             1997      3-40
12101   Ryan Ranch Oaks I                           1997      3-40
12102   Ryan Ranch Oaks II                          1997      3-40
12191   Concourse I                                 1998      3-40
12192   Concourse II                                1998      3-40
12193   Concourse III                               1998      3-40
12194   Concourse IV                                1998      3-40
12195   Concourse V                                 1998      3-40
12196   Concourse VI                                1998      3-40
12197   Concourse Garage I                          1998      3-40
12198   Concourse Garage II                         1998      3-40
12199   Concourse Retail                            1998      3-40
12391   Skyport Plaza                               1998      3-40
12392   Skyport Plaza Land                          1998      3-40
        Other



        SOUTHERN CALIFORNIA
10071   Airport Commerce Center                     1982      3-40
10981   La Jolla Centre II                          1995      3-40
10991   One Pacific Heights                         1995      3-40
11001   Carlsbad Airport Plaza                      1995      3-40
11011   Pacific Point                               1995      3-40
11061   Inwood Park                                 1995      3-40
11062   Inwood Park II                              1995      3-40
11141   Carmel Valley Centre I                      1996      3-40
11142   Carmel Valley Centre II                     1996      3-40
11171   Dove Street                                 1996      3-40
11191   Stadium Plaza (Multi-Tenant)                1996      3-40

                            SPIEKER PROPERTIES, INC.
                                  SCHEDULE III
                      REAL ESTATE ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999

                                                                                                                      COSTS
                                                                                            INITIAL COST           CAPITALIZED
                                                                                     ---------------------------   SUBSEQUENT
                                                                         ENCUMB-                    BUILDING &         TO
                        PROJECT                         LOCATION          RANCES        LAND       IMPROVEMENTS    ACQUISITION
                        -------                   --------------------  ----------   -----------   -------------   -----------
11201   Stadium Plaza (Free Standing)             Anaheim, CA                   --     7,261,847      21,906,189     1,685,217
11211   Sorrento Vista                            San Diego, CA                 --     2,745,889       6,190,718       854,137
11221   Fairchild Corporate Center                Irvine, CA                    --     2,011,443       8,094,547       808,827
11271   One Pacific Plaza (Office)                Huntington Beach, CA          --     1,610,777       6,484,450     1,000,855
11272   One Pacific Plaza (Retail)                Huntington Beach, CA          --       410,194       1,642,540         3,651
11321   Corona Corporate Center                   Corona, CA                    --       743,147       3,009,125        22,708
11341   One Lakeshore Centre                      Ontario, CA                   --     3,899,948      15,441,528       439,188
11351   Pacific View Plaza                        San Diego, CA                 --     1,404,336       3,823,864       381,399
11371   Centerpark Plaza One                      San Diego, CA                 --     1,367,014       5,515,305       372,932
11381   La Place Court                            Carlsbad, CA                  --     1,467,057       5,910,944       565,652
11391   Carmel View Office Plaza                  San Diego, CA                 --     1,426,649       5,747,218       466,991
11401   The City - 500 City Parkway               Orange, CA                    --       827,126       3,322,703     1,129,396
11402   The City - 505 City Parkway               Orange, CA                    --     2,275,956       9,153,959       471,068
11403   The City - 600 City Parkway               Orange, CA                    --     2,483,655       9,983,812     2,411,337
11421   Centerpark Plaza Two (Ind)                San Diego, CA                 --     1,340,092       4,163,060       262,718
11431   Centerpark Plaza Two (Office)             San Diego, CA                 --       882,852       3,560,615       142,938
11451   Camino West                               Carlsbad, CA                  --       980,334       3,945,707       100,474
11461   Western Metal Lath                        Riverside, CA                 --     1,383,776       4,973,535            --
11481   Brea Park Centre - Bldg A                 Brea, CA                      --     1,010,580       2,751,901       370,128
11482   Brea Park Centre - Bldg. B                Brea, CA                      --     1,894,490       5,127,552       561,361
11483   Brea Park Centre - Bldg. C                Brea, CA                      --       620,267       1,681,852       100,515
11491   Bridge Pointe Corp. Centre I              La Jolla, CA                  --     2,641,893      15,141,008     2,950,545
11492   Bridge Pointe Corp. Centre II             La Jolla, CA                  --     2,641,893      11,844,473            --
11493   Bridge Pointe Corp. Centre III            La Jolla, CA                  --       587,087         595,344            --
11501   The City - 3800 Chapman Blvd.             Orange County, CA             --     1,309,617       5,300,831     5,609,783
11571   Pasadena Financial                        Pasadena, CA                  --     5,353,401      21,466,845        71,481
11581   Century Square                            Pasadena, CA                  --     8,318,792      33,360,239        46,702
11591   Brea Corporate Plaza                      Brea, CA                      --     2,958,418       8,023,239       996,343
11641   McKesson Building                         Pasadena, CA                  --     5,159,033      13,979,316       153,768
11671   Arboretum Courtyard                       Santa Monica, CA              --     5,718,678      24,851,070     1,032,046
11691   Brea Financial Commons (100)              Brea, CA                      --     2,844,943       7,691,884       391,747
11692   Brea Financial Commons (140)              Brea, CA                      --     2,409,582       6,514,795       134,670
11711   Sepulveda Center                          Los Angeles, CA               --     5,046,469      20,297,866       949,399
11721   Brea Corporate Place (135)                Brea, CA                      --       425,083      21,827,118       153,807
11722   Brea Corporate Place (145)                Brea, CA                      --       445,271      19,349,200       143,867
11741   BPA - Land Site B (150)                   Brea, CA                      --     1,517,805           2,000        12,916
11742   BPA - Land Sites G & H                    Brea, CA                      --            --         652,550        69,502
11743   BPA - Land Site J                         Brea, CA                      --            --          25,237            --
11744   BPA - Land Sites L & M                    Brea, CA                      --            --         108,184        22,316
11781   790 Colorado                              Pasadena, CA                  --     3,868,533      15,557,914       235,195
11791   Tower Seventeen                           Irvine, CA                    --     4,006,406      36,233,312     1,373,094
11811   Nobel Corporate Plaza                     San Diego, CA                 --     4,511,165      12,269,908       432,801
11821   Pacific Ridge Corporate Centre            Carlsbad, CA                  --     3,873,656      10,565,524     1,685,494
11921   East Hills Office Park                    Anaheim, CA                   --     2,166,615       5,876,550     1,570,590
11931   Stadium Towers Plaza                      Anaheim, CA                   --     3,910,743      35,196,106       598,689
11932   Stadium Towers - Retail                   Anaheim, CA                   --       867,429              --       349,600
11934   Stadium Towers Vacant Retail              Anaheim, CA                   --       409,368              --            --
11941   Pacific Corporate Park                    San Diego, CA                 --     2,757,590       8,298,808       177,186
11951   Sorrento Tech I, II & III                 San Diego, CA                 --     2,686,323       7,285,739        32,645
                                                        GROSS AMOUNTS AT WHICH CARRIED
                                                              AT CLOSE OF PERIOD
                                                  -------------------------------------------
                                                                 BUILDING &                     ACCUMULATED
                        PROJECT                      LAND       IMPROVEMENTS        TOTAL       DEPRECIATION
                        -------                   -----------   -------------   -------------   ------------
11201   Stadium Plaza (Free Standing)               7,261,847      23,591,406      30,853,252     2,250,688
11211   Sorrento Vista                              2,745,889       7,044,855       9,790,744       689,532
11221   Fairchild Corporate Center                  2,011,443       8,903,375      10,914,818       727,178
11271   One Pacific Plaza (Office)                  1,610,777       7,485,305       9,096,082       663,818
11272   One Pacific Plaza (Retail)                    410,194       1,646,191       2,056,385       129,939
11321   Corona Corporate Center                       743,147       3,031,834       3,774,981       224,833
11341   One Lakeshore Centre                        3,899,948      15,880,717      19,780,664     1,335,507
11351   Pacific View Plaza                          1,404,336       4,205,263       5,609,600       372,672
11371   Centerpark Plaza One                        1,367,014       5,888,237       7,255,251       528,785
11381   La Place Court                              1,467,057       6,476,596       7,943,654       570,800
11391   Carmel View Office Plaza                    1,426,649       6,214,209       7,640,858       453,652
11401   The City - 500 City Parkway                   827,126       4,452,099       5,279,225       333,814
11402   The City - 505 City Parkway                 2,275,956       9,625,026      11,900,982       819,893
11403   The City - 600 City Parkway                 2,483,655      12,395,148      14,878,803     1,413,763
11421   Centerpark Plaza Two (Ind)                  1,340,092       4,425,778       5,765,870       358,224
11431   Centerpark Plaza Two (Office)                 882,852       3,703,553       4,586,405       285,412
11451   Camino West                                   980,334       4,046,181       5,026,515       304,599
11461   Western Metal Lath                          1,383,776       4,973,535       6,357,311            --
11481   Brea Park Centre - Bldg A                   1,010,580       3,122,029       4,132,609       300,764
11482   Brea Park Centre - Bldg. B                  1,894,490       5,688,914       7,583,404       562,198
11483   Brea Park Centre - Bldg. C                    620,267       1,782,368       2,402,635        97,761
11491   Bridge Pointe Corp. Centre I                2,641,893      18,091,552      20,733,445       311,348
11492   Bridge Pointe Corp. Centre II               2,641,893      11,844,473      14,486,365            --
11493   Bridge Pointe Corp. Centre III                587,087         595,344       1,182,431            --
11501   The City - 3800 Chapman Blvd.               1,309,617      10,910,614      12,220,231     1,084,666
11571   Pasadena Financial                          5,353,401      21,538,326      26,891,727     1,475,236
11581   Century Square                              8,318,792      33,406,941      41,725,733     2,291,437
11591   Brea Corporate Plaza                        2,958,418       9,019,582      11,978,000       629,423
11641   McKesson Building                           5,159,033      14,133,084      19,292,117       920,467
11671   Arboretum Courtyard                         5,718,678      25,883,116      31,601,794            --
11691   Brea Financial Commons (100)                2,844,943       8,083,631      10,928,575       545,550
11692   Brea Financial Commons (140)                2,409,582       6,649,465       9,059,046       397,915
11711   Sepulveda Center                            5,046,469      21,247,265      26,293,734     1,295,223
11721   Brea Corporate Place (135)                    425,083      21,980,925      22,406,008     1,324,116
11722   Brea Corporate Place (145)                    445,271      19,493,067      19,938,338     1,196,564
11741   BPA - Land Site B (150)                     1,517,805          14,916       1,532,720            --
11742   BPA - Land Sites G & H                             --         722,052         722,052            --
11743   BPA - Land Site J                                  --          25,237          25,237            --
11744   BPA - Land Sites L & M                             --         130,500         130,500            --
11781   790 Colorado                                3,868,533      15,793,109      19,661,642       908,893
11791   Tower Seventeen                             4,006,406      37,606,406      41,612,811     2,241,751
11811   Nobel Corporate Plaza                       4,511,165      12,702,709      17,213,874       821,418
11821   Pacific Ridge Corporate Centre              3,873,656      12,251,018      16,124,674        75,087
11921   East Hills Office Park                      2,166,615       7,447,139       9,613,754       316,320
11931   Stadium Towers Plaza                        3,910,743      35,794,795      39,705,538     1,842,644
11932   Stadium Towers - Retail                       867,429         349,600       1,217,029            --
11934   Stadium Towers Vacant Retail                  409,368              --         409,368            --
11941   Pacific Corporate Park                      2,757,590       8,475,993      11,233,583       474,244
11951   Sorrento Tech I, II & III                   2,686,323       7,318,385      10,004,707       380,384
                                                  DATE OF    DEPREC-
                                                   CONST-     IABLE
                                                  RUCTION/    LIVES
                        PROJECT                   ACQUIRED   (YEARS)
                        -------                   --------   -------
11201   Stadium Plaza (Free Standing)               1996      3-40
11211   Sorrento Vista                              1996      3-40
11221   Fairchild Corporate Center                  1996      3-40
11271   One Pacific Plaza (Office)                  1996      3-40
11272   One Pacific Plaza (Retail)                  1996      3-40
11321   Corona Corporate Center                     1996      3-40
11341   One Lakeshore Centre                        1996      3-40
11351   Pacific View Plaza                          1996      3-40
11371   Centerpark Plaza One                        1997      3-40
11381   La Place Court                              1997      3-40
11391   Carmel View Office Plaza                    1997      3-40
11401   The City - 500 City Parkway                 1996      3-40
11402   The City - 505 City Parkway                 1996      3-40
11403   The City - 600 City Parkway                 1996      3-40
11421   Centerpark Plaza Two (Ind)                  1997      3-40
11431   Centerpark Plaza Two (Office)               1997      3-40
11451   Camino West                                 1997      3-40
11461   Western Metal Lath                          1997      3-40
11481   Brea Park Centre - Bldg A                   1997      3-40
11482   Brea Park Centre - Bldg. B                  1997      3-40
11483   Brea Park Centre - Bldg. C                  1997      3-40
11491   Bridge Pointe Corp. Centre I                1997      3-40
11492   Bridge Pointe Corp. Centre II               1997      3-40
11493   Bridge Pointe Corp. Centre III              1997      3-40
11501   The City - 3800 Chapman Blvd.               1996      3-40
11571   Pasadena Financial                          1997      3-40
11581   Century Square                              1997      3-40
11591   Brea Corporate Plaza                        1997      3-40
11641   McKesson Building                           1997      3-40
11671   Arboretum Courtyard                         1997      3-40
11691   Brea Financial Commons (100)                1997      3-40
11692   Brea Financial Commons (140)                1997      3-40
11711   Sepulveda Center                            1997      3-40
11721   Brea Corporate Place (135)                  1997      3-40
11722   Brea Corporate Place (145)                  1997      3-40
11741   BPA - Land Site B (150)                     1997      3-40
11742   BPA - Land Sites G & H                      1997      3-40
11743   BPA - Land Site J                           1997      3-40
11744   BPA - Land Sites L & M                      1997      3-40
11781   790 Colorado                                1997      3-40
11791   Tower Seventeen                             1997      3-40
11811   Nobel Corporate Plaza                       1997      3-40
11821   Pacific Ridge Corporate Centre              1997      3-40
11921   East Hills Office Park                      1997      3-40
11931   Stadium Towers Plaza                        1997      3-40
11932   Stadium Towers - Retail                     1997      3-40
11934   Stadium Towers Vacant Retail                1997      3-40
11941   Pacific Corporate Park                      1997      3-40
11951   Sorrento Tech I, II & III                   1997      3-40

                            SPIEKER PROPERTIES, INC.
                                  SCHEDULE III
                      REAL ESTATE ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999

                                                                                                                      COSTS
                                                                                            INITIAL COST           CAPITALIZED
                                                                                     ---------------------------   SUBSEQUENT
                                                                         ENCUMB-                    BUILDING &         TO
                        PROJECT                         LOCATION          RANCES        LAND       IMPROVEMENTS    ACQUISITION
                        -------                   --------------------  ----------   -----------   -------------   -----------
11961   Westridge I                               San Diego, CA                 --     1,712,464       4,652,442            --
11971   Centerpointe Irvine I                     Irvine, CA                    --     1,292,562       3,512,219       128,350
11973   Centerpointe Irvine III                   Irvine, CA                    --            --              --        11,121
12061   Park Plaza                                San Diego, CA                 --     2,550,500       6,916,063       401,503
12071   La Jolla Centre I                         La Jolla, CA                  --     2,958,803      26,758,880       672,347
12131   Stadium Towers II (Land)                  Anaheim, CA                   --     2,087,266       1,340,459            --
12132   Stadium Towers II - PS2                   Anaheim, CA                   --       288,000              --            --
12141   East Hills Land                           Anaheim, CA                   --     1,720,330          11,294            --
12151   Commerce Pointe Land                      Ontario, CA                   --            --              --            --
12181   11999 San Vicente                         Los Angeles, CA               --     3,391,136       9,200,378       537,378
12251   City Tower                                Orange, CA                    --     6,617,782      59,562,582     1,744,508
12261   City Plaza                                Orange, CA                    --     5,526,355      22,105,420     9,930,708
12271   Marina Business Center Bldg 1             Marina Del Rey, CA            --     7,731,927      20,904,840       492,051
12281   Marina Business Center Bldg 2             Marina Del Rey, CA            --            --              --       112,081
12282   Marina Business Center Bldg 3             Marina Del Rey, CA            --            --              --       412,065
12283   Marina Business Center Bldg 4             Marina Del Rey, CA            --            --              --        60,823
12291   Cerritos Towne Center I                   Cerritos, CA                  --            --       6,535,981       359,315
12292   Cerritos Towne Center II                  Cerritos, CA                  --            --      18,023,008       696,719
12293   Cerritos Towne Center III                 Cerritos, CA                  --            --      18,161,432       591,816
12294   Cerritos Towne Center IV                  Cerritos, CA                  --            --      11,486,424         5,603
12295   Cerritos Towne Center V                   Cerritos, CA                  --            --       5,097,491     1,499,362
12296   Cerritos Towne Center Admin               Cerritos, CA                  --            --              --         1,578
12331   2600 Michelson                            Irvine, CA                    --     5,800,810      52,213,830     1,702,027
12341   18581 Teller                              Irvine, CA                    --     1,764,831       4,771,580       326,564
12351   SMBP 3420 Ocean Park Blvd                 Santa Monica, CA              --            --      94,075,974       918,736
12352   SMBP 3340 Ocean Park Blvd                 Santa Monica, CA              --            --              --       448,755
12353   SMBP 3350 Ocean Park Blvd                 Santa Monica, CA              --            --              --       221,294
12354   SMBP 3330 Ocean Park Blvd                 Santa Monica, CA              --            --              --        15,433
12356   SMBP 3250 Ocean Park Blvd                 Santa Monica, CA              --            --              --       190,711
12361   SMBP 3200 Ocean Park Blvd                 Santa Monica, CA              --            --              --       417,206
12362   SMBP 3150 Ocean Park Blvd                 Santa Monica, CA              --            --              --        31,373
12365   SMBP 3100 Ocean Park Blvd                 Santa Monica, CA              --            --              --     1,210,239
12366   SMBP 3000 Ocean Park Blvd                 Santa Monica, CA              --            --              --       182,888
12367   SMBP 2900 31st Street                     Santa Monica, CA              --            --              --        73,966
12368   SMBP 2950 31st Street                     Santa Monica, CA              --            --              --       590,426
12369   SMBP 2901 28th Street                     Santa Monica, CA              --            --              --       141,101
12371   SMBP 2850 Ocean Park Blvd                 Santa Monica, CA       8,444,640     4,710,231      12,735,067       955,924
12372   Santa Monica Bus. Park ADMIN              Santa Monica, CA              --            --              --         2,337
12373   Santa Monica Admin II                     Santa Monica, CA              --            --              --     1,753,211
12431   California Federal Land                   Orange, CA                    --       130,102              --            --
12441   City North Land                           Orange, CA                    --     2,270,052          83,848            --
12451   City South Land                           Orange, CA                    --     1,115,732          90,072            --
12461   Ontario Gateway I                         Ontario, CA                   --     1,402,128       3,790,939       664,099
12501   Ontario Corporate Center                  Ontario, CA                   --     2,097,546       8,390,436       364,854
12511   Carlsbad Centerpointe                     Carlsbad, CA                  --     4,776,886         874,285            --
12551   Ontario Gateway II                        Ontario, CA                   --     1,328,829       3,579,153        32,168
12581   Oakbrook Plaza                            Laguna Hills, CA              --     5,001,979      13,525,066       288,620
12591   Governor Executive Centre                 San Diego, CA                 --     2,230,825       6,031,895       332,878
12611   Empire Corporate Center                   Ontario, CA                   --     1,742,594       6,968,746       399,950
                                                        GROSS AMOUNTS AT WHICH CARRIED
                                                              AT CLOSE OF PERIOD
                                                  -------------------------------------------
                                                                 BUILDING &                     ACCUMULATED
                        PROJECT                      LAND       IMPROVEMENTS        TOTAL       DEPRECIATION
                        -------                   -----------   -------------   -------------   ------------
11961   Westridge I                                 1,712,464       4,652,442       6,364,906       242,448
11971   Centerpointe Irvine I                       1,292,562       3,640,569       4,933,131       192,212
11973   Centerpointe Irvine III                            --          11,121          11,121         4,170
12061   Park Plaza                                  2,550,500       7,317,566       9,868,066       439,060
12071   La Jolla Centre I                           2,958,803      27,431,227      30,390,029     1,540,880
12131   Stadium Towers II (Land)                    2,087,266       1,340,459       3,427,725            --
12132   Stadium Towers II - PS2                       288,000              --         288,000            --
12141   East Hills Land                             1,720,330          11,294       1,731,624            --
12151   Commerce Pointe Land                               --              --              --            --
12181   11999 San Vicente                           3,391,136       9,737,757      13,128,892       529,452
12251   City Tower                                  6,617,782      61,307,090      67,924,872     3,109,314
12261   City Plaza                                  5,526,355      32,036,128      37,562,483     1,448,368
12271   Marina Business Center Bldg 1               7,731,927      21,396,891      29,128,818     1,031,146
12281   Marina Business Center Bldg 2                      --         112,081         112,081         9,175
12282   Marina Business Center Bldg 3                      --         412,065         412,065            --
12283   Marina Business Center Bldg 4                      --          60,823          60,823            --
12291   Cerritos Towne Center I                            --       6,895,296       6,895,296       341,735
12292   Cerritos Towne Center II                           --      18,719,727      18,719,727       806,241
12293   Cerritos Towne Center III                          --      18,753,247      18,753,247       747,874
12294   Cerritos Towne Center IV                           --      11,492,027      11,492,027       310,876
12295   Cerritos Towne Center V                            --       6,596,853       6,596,853        10,894
12296   Cerritos Towne Center Admin                        --           1,578           1,578            --
12331   2600 Michelson                              5,800,810      53,915,857      59,716,667     2,418,953
12341   18581 Teller                                1,764,831       5,098,144       6,862,975       208,757
12351   SMBP 3420 Ocean Park Blvd                          --      94,994,710      94,994,710     4,546,216
12352   SMBP 3340 Ocean Park Blvd                          --         448,755         448,755            --
12353   SMBP 3350 Ocean Park Blvd                          --         221,294         221,294            --
12354   SMBP 3330 Ocean Park Blvd                          --          15,433          15,433            --
12356   SMBP 3250 Ocean Park Blvd                          --         190,711         190,711         3,697
12361   SMBP 3200 Ocean Park Blvd                          --         417,206         417,206            --
12362   SMBP 3150 Ocean Park Blvd                          --          31,373          31,373            --
12365   SMBP 3100 Ocean Park Blvd                          --       1,210,239       1,210,239            --
12366   SMBP 3000 Ocean Park Blvd                          --         182,888         182,888        14,492
12367   SMBP 2900 31st Street                              --          73,966          73,966            --
12368   SMBP 2950 31st Street                              --         590,426         590,426        36,864
12369   SMBP 2901 28th Street                              --         141,101         141,101        30,808
12371   SMBP 2850 Ocean Park Blvd                   4,710,231      13,690,991      18,401,221       667,855
12372   Santa Monica Bus. Park ADMIN                       --           2,337           2,337            --
12373   Santa Monica Admin II                              --       1,753,211       1,753,211            --
12431   California Federal Land                       130,102              --         130,102            --
12441   City North Land                             2,270,052          83,848       2,353,901            --
12451   City South Land                             1,115,732          90,072       1,205,804            --
12461   Ontario Gateway I                           1,402,128       4,455,037       5,857,165       228,007
12501   Ontario Corporate Center                    2,097,546       8,755,289      10,852,835       426,713
12511   Carlsbad Centerpointe                       4,776,886         874,285       5,651,171            --
12551   Ontario Gateway II                          1,328,829       3,611,321       4,940,150       111,849
12581   Oakbrook Plaza                              5,001,979      13,813,686      18,815,665       283,838
12591   Governor Executive Centre                   2,230,825       6,364,773       8,595,598        87,965
12611   Empire Corporate Center                     1,742,594       7,368,697       9,111,291        58,035
                                                  DATE OF    DEPREC-
                                                   CONST-     IABLE
                                                  RUCTION/    LIVES
                        PROJECT                   ACQUIRED   (YEARS)
                        -------                   --------   -------
11961   Westridge I                                 1997      3-40
11971   Centerpointe Irvine I                       1997      3-40
11973   Centerpointe Irvine III                     1997      3-40
12061   Park Plaza                                  1997      3-40
12071   La Jolla Centre I                           1997      3-40
12131   Stadium Towers II (Land)                    1997      3-40
12132   Stadium Towers II - PS2                     1997      3-40
12141   East Hills Land                             1997      3-40
12151   Commerce Pointe Land                        1997      3-40
12181   11999 San Vicente                           1997      3-40
12251   City Tower                                  1998      3-40
12261   City Plaza                                  1998      3-40
12271   Marina Business Center Bldg 1               1998      3-40
12281   Marina Business Center Bldg 2               1998      3-40
12282   Marina Business Center Bldg 3               1998      3-40
12283   Marina Business Center Bldg 4               1998      3-40
12291   Cerritos Towne Center I                     1998      3-40
12292   Cerritos Towne Center II                    1998      3-40
12293   Cerritos Towne Center III                   1998      3-40
12294   Cerritos Towne Center IV                    1998      3-40
12295   Cerritos Towne Center V                     1998      3-40
12296   Cerritos Towne Center Admin                 1998      3-40
12331   2600 Michelson                              1998      3-40
12341   18581 Teller                                1998      3-40
12351   SMBP 3420 Ocean Park Blvd                   1998      3-40
12352   SMBP 3340 Ocean Park Blvd                   1998      3-40
12353   SMBP 3350 Ocean Park Blvd                   1998      3-40
12354   SMBP 3330 Ocean Park Blvd                   1998      3-40
12356   SMBP 3250 Ocean Park Blvd                   1998      3-40
12361   SMBP 3200 Ocean Park Blvd                   1998      3-40
12362   SMBP 3150 Ocean Park Blvd                   1998      3-40
12365   SMBP 3100 Ocean Park Blvd                   1998      3-40
12366   SMBP 3000 Ocean Park Blvd                   1998      3-40
12367   SMBP 2900 31st Street                       1998      3-40
12368   SMBP 2950 31st Street                       1998      3-40
12369   SMBP 2901 28th Street                       1998      3-40
12371   SMBP 2850 Ocean Park Blvd                   1998      3-40
12372   Santa Monica Bus. Park ADMIN                1998      3-40
12373   Santa Monica Admin II                       1998      3-40
12431   California Federal Land                     1998      3-40
12441   City North Land                             1998      3-40
12451   City South Land                             1998      3-40
12461   Ontario Gateway I                           1998      3-40
12501   Ontario Corporate Center                    1998      3-40
12511   Carlsbad Centerpointe                       1998      3-40
12551   Ontario Gateway II                          1998      3-40
12581   Oakbrook Plaza                              1999      3-40
12591   Governor Executive Centre                   1999      3-40
12611   Empire Corporate Center                     1999      3-40

                            SPIEKER PROPERTIES, INC.
                                  SCHEDULE III
                      REAL ESTATE ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999

                                                                                                                      COSTS
                                                                                            INITIAL COST           CAPITALIZED
                                                                                     ---------------------------   SUBSEQUENT
                                                                         ENCUMB-                    BUILDING &         TO
                        PROJECT                         LOCATION          RANCES        LAND       IMPROVEMENTS    ACQUISITION
                        -------                   --------------------  ----------   -----------   -------------   -----------
12631   HighPark Executive Centre                 Mission Viejo, CA             --     5,154,169         165,501            --
                                                                        ----------   -----------   -------------   -----------
                                                                         8,444,640   210,234,238     969,049,086    65,335,527
                                                                        ==========   ===========   =============   ===========
        PACIFIC NORTHWEST
20011   Cascade Commerce Park                     Kent, WA                      --     2,754,719       4,469,233       412,719
20021   Federal Way Office Building               Fed Way, WA                   --       297,202         765,990       182,405
20041   Bellevue Gateway I                        Bellevue, WA                  --     4,203,004      10,623,529     1,050,322
20051   Bellevue Gateway II                       Bellevue, WA                  --     1,723,224       6,430,022       612,871
20061   11040 Main Street Building                Bellevue, WA                  --     1,918,096       1,389,065       752,729
20071   Woodinville Corporate Center I            Woodinville, WA               --     1,322,639       2,510,306       503,658
20121   City Commerce Park                        Seattle, WA                   --     2,086,658       2,197,463       437,322
20161   Sea-Tac Industrial Park                   SeaTac, WA                    --     1,953,528       4,865,408       153,675
20181   North Creek Parkway Centre                Bothell, WA                   --     6,186,779      16,551,463       397,808
20211   Bellefield Office Park                    Bellevue, WA                  --     6,573,539      29,829,459     9,621,718
20221   Woodinville Corp Ctr III                  Bellevue, WA                  --     2,588,694       4,693,458     3,088,429
20241   10700 Building                            Bellevue, WA                  --        24,384       4,668,923       289,255
20261   Southcenter West Business Park            Tukwila, WA                   --            --       6,058,157       168,345
20271   Kirkland 118 Commerce Center              Kirkland, WA                  --     1,195,205       2,932,332     1,998,678
20281   ABAM Building                             Federal Way, WA               --     1,332,001       3,634,366       245,640
20311   Washington Park I                         Federal Way, WA               --     1,491,366       4,057,714        64,515
20312   Washington Park II                        Federal Way, WA               --       625,424         286,950            --
20321   Redmond Heights Tech Center               Redmond, WA                   --     3,136,545       9,324,393       173,152
20341   Southgate Office Plaza I                  Renton, WA                    --     1,234,960      10,933,198     1,481,097
20342   Southgate Office Plaza II                 Renton, WA                    --     1,678,521      15,172,632           407
20343   Southgate Office Plaza III                Renton, WA                    --     2,058,800         280,015            --
20351   Plaza Center                              Bellevue, WA                  --     8,118,890      72,519,863     4,237,999
20352   US Bank Plaza                             Bellevue, WA                  --            --              --     1,432,244
20353   Plaza Center Parking Garage               Bellevue, WA                  --            --              --       165,824
20371   Gateway 405                               Bellevue, WA                  --     1,331,101       3,592,591       167,809
20381   Eastgate Office Park                      Bellevue, WA                  --    10,905,980      29,486,365       369,531
20391   Lincoln Executive Center I                Bellevue, WA                  --     4,316,873      11,671,545            --
20392   Lincoln Executive Center II               Bellevue, WA                  --     4,296,764      11,617,176            --
20393   Lincoln Executive Center III              Bellevue, WA                  --     3,619,398       9,785,781            --
20394   Lincoln Executive Center - A              Bellevue, WA                  --       985,537       2,664,600            --
20395   Lincoln Executive Center - B              Bellevue, WA                  --     1,171,990       3,168,713            --
30001   Park 217 Phase I                          Portland, OR                  --     2,003,424       4,277,281     1,227,198
30011   Park 217 Phase II                         Portland, OR                  --       713,478       2,430,579       627,830
30021   Park 217 Phase III                        Portland, OR                  --        60,054         186,475       348,113
30022   Louis Building                            Portland, OR                  --        42,162         416,818        11,747
30041   Swan Island                               Portland, OR             769,485       369,011         994,237       191,167
30051   Columbia Commerce Park                    Portland, OR                  --     2,517,055       7,965,992       684,199
30071   Nelson Business Center                    Tigard, OR                    --     4,167,647       8,044,405     1,421,482
30081   Southwest Commerce Center                 Portland, OR                  --       614,545       1,736,624       362,280
30091   5550 Macadam Building                     Portland, OR                  --       765,082       3,649,924       295,269
30101   Columbia Commerce Park IV                 Portland, OR                  --       889,345       4,430,444        37,876
30111   River Forum I & II                        Portland, OR                  --     2,462,767      16,637,177     1,186,476
30121   4000 Kruse Way                            Portland, OR                  --     2,785,451       7,911,320     1,392,042
30131   4004 SW Kruse Way Place                   Lake Oswego, OR               --       981,486       4,012,304     1,430,555
                                                        GROSS AMOUNTS AT WHICH CARRIED
                                                              AT CLOSE OF PERIOD
                                                  -------------------------------------------
                                                                 BUILDING &                     ACCUMULATED
                        PROJECT                      LAND       IMPROVEMENTS        TOTAL       DEPRECIATION
                        -------                   -----------   -------------   -------------   ------------
12631   HighPark Executive Centre                   5,154,169         165,501       5,319,669            --
                                                  -----------   -------------   -------------   -----------
                                                  210,234,238   1,034,384,613   1,244,618,851    59,724,277
                                                  ===========   =============   =============   ===========
        PACIFIC NORTHWEST
20011   Cascade Commerce Park                       2,754,719       4,881,952       7,636,671            --
20021   Federal Way Office Building                   297,202         948,395       1,245,597       280,453
20041   Bellevue Gateway I                          4,203,004      11,673,851      15,876,855     3,627,186
20051   Bellevue Gateway II                         1,723,224       7,042,893       8,766,117     2,001,515
20061   11040 Main Street Building                  1,918,096       2,141,794       4,059,890       604,279
20071   Woodinville Corporate Center I              1,322,639       3,013,964       4,336,603            --
20121   City Commerce Park                          2,086,658       2,634,786       4,721,444            --
20161   Sea-Tac Industrial Park                     1,953,528       5,019,083       6,972,611            --
20181   North Creek Parkway Centre                  6,186,779      16,949,271      23,136,050     1,325,238
20211   Bellefield Office Park                      6,573,539      39,451,177      46,024,716     4,145,512
20221   Woodinville Corp Ctr III                    2,588,694       7,781,887      10,370,581            --
20241   10700 Building                                 24,384       4,958,178       4,982,562       579,073
20261   Southcenter West Business Park                     --       6,226,502       6,226,502            --
20271   Kirkland 118 Commerce Center                1,195,205       4,931,010       6,126,215       423,800
20281   ABAM Building                               1,332,001       3,880,006       5,212,007       201,276
20311   Washington Park I                           1,491,366       4,122,229       5,613,595       241,176
20312   Washington Park II                            625,424         286,950         912,374            --
20321   Redmond Heights Tech Center                 3,136,545       9,497,545      12,634,090       550,483
20341   Southgate Office Plaza I                    1,234,960      12,414,294      13,649,254       625,324
20342   Southgate Office Plaza II                   1,678,521      15,173,039      16,851,560       851,475
20343   Southgate Office Plaza III                  2,058,800         280,015       2,338,815            --
20351   Plaza Center                                8,118,890      76,757,861      84,876,752     4,043,156
20352   US Bank Plaza                                      --       1,432,244       1,432,244         6,218
20353   Plaza Center Parking Garage                        --         165,824         165,824         2,937
20371   Gateway 405                                 1,331,101       3,760,400       5,091,501        97,296
20381   Eastgate Office Park                       10,905,980      29,855,896      40,761,876       625,550
20391   Lincoln Executive Center I                  4,316,873      11,671,545      15,988,418        24,316
20392   Lincoln Executive Center II                 4,296,764      11,617,176      15,913,939        24,202
20393   Lincoln Executive Center III                3,619,398       9,785,781      13,405,180        20,387
20394   Lincoln Executive Center - A                  985,537       2,664,600       3,650,137         5,551
20395   Lincoln Executive Center - B                1,171,990       3,168,713       4,340,703         6,601
30001   Park 217 Phase I                            2,003,424       5,504,479       7,507,903     2,164,374
30011   Park 217 Phase II                             713,478       3,058,409       3,771,887     1,214,704
30021   Park 217 Phase III                             60,054         534,587         594,641        77,964
30022   Louis Building                                 42,162         428,565         470,727       198,852
30041   Swan Island                                   369,011       1,185,404       1,554,415       496,286
30051   Columbia Commerce Park                      2,517,055       8,650,192      11,167,247     2,284,793
30071   Nelson Business Center                      4,167,647       9,465,887      13,633,534     2,155,151
30081   Southwest Commerce Center                     614,545       2,098,904       2,713,449       680,509
30091   5550 Macadam Building                         765,082       3,945,193       4,710,274       981,399
30101   Columbia Commerce Park IV                     889,345       4,468,320       5,357,664       635,982
30111   River Forum I & II                          2,462,767      17,823,653      20,286,420     2,713,586
30121   4000 Kruse Way                              2,785,451       9,303,361      12,088,812     1,364,130
30131   4004 SW Kruse Way Place                       981,486       5,442,859       6,424,344     1,111,386
                                                  DATE OF    DEPREC-
                                                   CONST-     IABLE
                                                  RUCTION/    LIVES
                        PROJECT                   ACQUIRED   (YEARS)
                        -------                   --------   -------
12631   HighPark Executive Centre                   1999      3-40



        PACIFIC NORTHWEST
20011   Cascade Commerce Park                       1989      3-40
20021   Federal Way Office Building                 1989      3-40
20041   Bellevue Gateway I                          1985      3-40
20051   Bellevue Gateway II                         1988      3-40
20061   11040 Main Street Building                  1990      3-40
20071   Woodinville Corporate Center I              1988      3-40
20121   City Commerce Park                          1988      3-40
20161   Sea-Tac Industrial Park                     1994      3-40
20181   North Creek Parkway Centre                  1997      3-40
20211   Bellefield Office Park                      1995      3-40
20221   Woodinville Corp Ctr III                    1995      3-40
20241   10700 Building                              1996      3-40
20261   Southcenter West Business Park              1997      3-40
20271   Kirkland 118 Commerce Center                1997      3-40
20281   ABAM Building                               1997      3-40
20311   Washington Park I                           1997      3-40
20312   Washington Park II                          1997      3-40
20321   Redmond Heights Tech Center                 1997      3-40
20341   Southgate Office Plaza I                    1997      3-40
20342   Southgate Office Plaza II                   1997      3-40
20343   Southgate Office Plaza III                  1997      3-40
20351   Plaza Center                                1997      3-40
20352   US Bank Plaza                               1997      3-40
20353   Plaza Center Parking Garage                 1997      3-40
20371   Gateway 405                                 1997      3-40
20381   Eastgate Office Park                        1999      3-40
20391   Lincoln Executive Center I                  1999      3-40
20392   Lincoln Executive Center II                 1999      3-40
20393   Lincoln Executive Center III                1999      3-40
20394   Lincoln Executive Center - A                1999      3-40
20395   Lincoln Executive Center - B                1999      3-40
30001   Park 217 Phase I                            1980      3-40
30011   Park 217 Phase II                           1981      3-40
30021   Park 217 Phase III                          1981      3-40
30022   Louis Building                              1981      3-40
30041   Swan Island                                 1978      3-40
30051   Columbia Commerce Park                      1988      3-40
30071   Nelson Business Center                      1990      3-40
30081   Southwest Commerce Center                   1989      3-40
30091   5550 Macadam Building                       1990      3-40
30101   Columbia Commerce Park IV                   1994      3-40
30111   River Forum I & II                          1994      3-40
30121   4000 Kruse Way                              1994      3-40
30131   4004 SW Kruse Way Place                     1995      3-40

                            SPIEKER PROPERTIES, INC.
                                  SCHEDULE III
                      REAL ESTATE ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999

                                                                                                                      COSTS
                                                                                            INITIAL COST           CAPITALIZED
                                                                                     ---------------------------   SUBSEQUENT
                                                                         ENCUMB-                    BUILDING &         TO
                        PROJECT                         LOCATION          RANCES        LAND       IMPROVEMENTS    ACQUISITION
                        -------                   --------------------  ----------   -----------   -------------   -----------
30141   Marine Drive Distribution Ctr             Portland, OR                  --     1,166,743       3,509,787     1,519,766
30151   Marine Drive Distrib. Ctr II              Portland, OR                  --       622,307       1,958,595       519,262
30161   Airport Way Commerce Park                 Portland, OR                  --     1,800,430       3,818,965     2,248,383
30162   Airport Way Commerce Park II              Portland, OR                  --       333,822           4,978       136,925
30171   4949 Meadows Building                     Lake Oswego, OR               --     2,661,561      11,341,806     3,140,142
30181   Marine Drive Distrib. Ctr III             Portland, OR                  --     1,760,241       4,483,043     1,926,941
30191   RiverSide Centre (Oregon)                 Portland, OR                  --            --       9,310,826       294,456
30201   158th Commerce Park                       Portland, OR                  --     2,871,441       7,550,234     6,023,983
30211   Nimbus Corp Ctr - Ph I,II,III             Beaverton, OR                 --    17,750,006      53,160,364     3,031,776
30212   Nimbus Corporate Center Ph IV             Beaverton, OR                 --            --              --       410,970
30213   Nimbus Corporate Center Ph V              Beaverton, OR                 --            --              --       137,538
30221   Parkway Industrial                        Wilsonville, OR               --     1,878,731       5,646,396        46,336
30231   Kelley Point Distribution Ctr             Portland, OR                  --     2,096,122      12,428,464       630,134
30232   Kelley Point Dist Ctr II                  Portland, OR                  --     1,264,597       1,655,298         2,676
30233   Kelley Point Dist Ctr III                 Portland, OR                  --     3,629,049         241,299       205,800
30241   One Pacific Square                        Portland, OR                  --     3,612,427      30,932,911       741,874
30251   Wilsonville Business Ctr I                Wilsonville, OR               --     7,376,850      19,747,622       266,568
30252   Wilsonville Business Ctr II               Wilsonville, OR               --            --              --        92,712
30253   Wilsonville Business Ctr III              Wilsonville, OR               --            --              --       192,653
30254   Wilsonville Business Ctr IV               Wilsonville, OR               --            --              --       357,047
30255   Wilsonville Land                          Wilsonville, OR               --     3,007,221          93,494            --
30261   Kruseway Plaza I                          Lake Oswego, OR               --     2,077,892       5,618,754       402,606
30262   Kruseway Plaza II                         Lake Oswego, OR               --     2,062,788       5,576,918       311,757
30271   Kruse Woods I                             Lake Oswego, OR               --     5,140,818      13,877,631       667,382
30272   Kruse Woods II                            Lake Oswego, OR               --     5,300,771      14,311,996     2,021,762
30273   Kruse Woods III                           Lake Oswego, OR               --     4,021,541      10,282,177       210,987
30274   Kruse Woods IV                            Lake Oswego, OR               --     3,860,963      10,434,899        61,619
30275   4900 Meadows                              Lake Oswego, OR               --     2,536,740       6,270,698       717,541
30276   5000 Meadows                              Lake Oswego, OR               --     3,810,198       9,449,111       128,549
30277   Kruse Woods V                             Lake Oswego, OR               --     4,611,862       2,399,240            --
30281   4800 Meadows                              Lake Oswego, OR               --     1,838,615       9,046,331     1,352,258
30291   Kruse Oaks Phase I                        Lake Oswego, OR               --     3,241,670       2,093,966            --
30292   Kruse Oaks Phase II                       Lake Oswego, OR               --     3,963,357         586,898            --
30293   Kruse Oaks Phase III                      Lake Oswego, OR               --     3,702,880         582,465            --
30294   Kruse Oaks Phase IV                       Lake Oswego, OR               --     2,317,382         464,598            --
30301   Benjamin Franklin Plaza                   Portland, OR                  --     5,009,308      45,084,342     1,947,120
30311   181st Commerce Park                       Gresham, OR                   --     7,582,642         979,192            --
40001   Key Financial Center                      Boise, ID                     --       243,210       2,885,062     5,313,078
40011   Cole Road Warehouse                       Boise, ID                     --       114,465         449,049       388,441
                                                                        ----------   -----------   -------------   -----------
                                                  Total                    769,485   210,771,974     655,151,700    72,673,428
                                                                        ==========   ===========   =============   ===========
                                                  Grand Total           97,330,529   923,161,693   3,162,337,589   300,049,955
                                                                        ==========   ===========   =============   ===========
                                                        GROSS AMOUNTS AT WHICH CARRIED
                                                              AT CLOSE OF PERIOD
                                                  -------------------------------------------
                                                                 BUILDING &                     ACCUMULATED
                        PROJECT                      LAND       IMPROVEMENTS        TOTAL       DEPRECIATION
                        -------                   -----------   -------------   -------------   ------------
30141   Marine Drive Distribution Ctr               1,166,743       5,029,553       6,196,296       977,362
30151   Marine Drive Distrib. Ctr II                  622,307       2,477,857       3,100,164       231,277
30161   Airport Way Commerce Park                   1,800,430       6,067,349       7,867,778     1,046,784
30162   Airport Way Commerce Park II                  333,822         141,904         475,726            --
30171   4949 Meadows Building                       2,661,561      14,481,948      17,143,509     1,236,418
30181   Marine Drive Distrib. Ctr III               1,760,241       6,409,984       8,170,225       694,853
30191   RiverSide Centre (Oregon)                          --       9,605,283       9,605,283       686,623
30201   158th Commerce Park                         2,871,441      13,574,217      16,445,657     1,089,419
30211   Nimbus Corp Ctr - Ph I,II,III              17,750,006      56,192,140      73,942,145     3,555,278
30212   Nimbus Corporate Center Ph IV                      --         410,970         410,970       171,451
30213   Nimbus Corporate Center Ph V                       --         137,538         137,538        22,745
30221   Parkway Industrial                          1,878,731       5,692,732       7,571,463       346,392
30231   Kelley Point Distribution Ctr               2,096,122      13,058,597      15,154,719       862,229
30232   Kelley Point Dist Ctr II                    1,264,597       1,657,974       2,922,571            --
30233   Kelley Point Dist Ctr III                   3,629,049         447,099       4,076,147         2,573
30241   One Pacific Square                          3,612,427      31,674,784      35,287,211            --
30251   Wilsonville Business Ctr I                  7,376,850      20,014,190      27,391,040     1,110,627
30252   Wilsonville Business Ctr II                        --          92,712          92,712        18,814
30253   Wilsonville Business Ctr III                       --         192,653         192,653        47,077
30254   Wilsonville Business Ctr IV                        --         357,047         357,047        67,073
30255   Wilsonville Land                            3,007,221          93,494       3,100,715            --
30261   Kruseway Plaza I                            2,077,892       6,021,360       8,099,252       352,391
30262   Kruseway Plaza II                           2,062,788       5,888,676       7,951,464       319,125
30271   Kruse Woods I                               5,140,818      14,545,013      19,685,831       776,748
30272   Kruse Woods II                              5,300,771      16,333,758      21,634,530       853,174
30273   Kruse Woods III                             4,021,541      10,493,164      14,514,705       613,923
30274   Kruse Woods IV                              3,860,963      10,496,518      14,357,481       544,866
30275   4900 Meadows                                2,536,740       6,988,239       9,524,979       381,806
30276   5000 Meadows                                3,810,198       9,577,660      13,387,859       521,475
30277   Kruse Woods V                               4,611,862       2,399,240       7,011,102            --
30281   4800 Meadows                                1,838,615      10,398,589      12,237,204       368,912
30291   Kruse Oaks Phase I                          3,241,670       2,093,966       5,335,636            --
30292   Kruse Oaks Phase II                         3,963,357         586,898       4,550,255            --
30293   Kruse Oaks Phase III                        3,702,880         582,465       4,285,345            --
30294   Kruse Oaks Phase IV                         2,317,382         464,598       2,781,980            --
30301   Benjamin Franklin Plaza                     5,009,308      47,031,462      52,040,771     2,163,020
30311   181st Commerce Park                         7,582,642         979,192       8,561,834            --
40001   Key Financial Center                          243,210       8,198,140       8,441,351     3,185,779
40011   Cole Road Warehouse                           114,465         837,490         951,954       315,432
                                                  -----------   -------------   -------------   -----------
                                                  210,771,974     727,825,127     938,597,102    58,955,770
                                                  ===========   =============   =============   ===========
                                                  923,161,693   3,462,387,544   4,385,549,237   316,239,519
                                                  ===========   =============   =============   ===========
                                                  DATE OF    DEPREC-
                                                   CONST-     IABLE
                                                  RUCTION/    LIVES
                        PROJECT                   ACQUIRED   (YEARS)
                        -------                   --------   -------
30141   Marine Drive Distribution Ctr               1995      3-40
30151   Marine Drive Distrib. Ctr II                1996      3-40
30161   Airport Way Commerce Park                   1996      3-40
30162   Airport Way Commerce Park II                1996      3-40
30171   4949 Meadows Building                       1996      3-40
30181   Marine Drive Distrib. Ctr III               1996      3-40
30191   RiverSide Centre (Oregon)                   1997      3-40
30201   158th Commerce Park                         1997      3-40
30211   Nimbus Corp Ctr - Ph I,II,III               1997      3-40
30212   Nimbus Corporate Center Ph IV               1997      3-40
30213   Nimbus Corporate Center Ph V                1997      3-40
30221   Parkway Industrial                          1997      3-40
30231   Kelley Point Distribution Ctr               1997      3-40
30232   Kelley Point Dist Ctr II                    1999      3-40
30233   Kelley Point Dist Ctr III                   1999      3-40
30241   One Pacific Square                          1997      3-40
30251   Wilsonville Business Ctr I                  1997      3-40
30252   Wilsonville Business Ctr II                 1997      3-40
30253   Wilsonville Business Ctr III                1997      3-40
30254   Wilsonville Business Ctr IV                 1997      3-40
30255   Wilsonville Land                            1997      3-40
30261   Kruseway Plaza I                            1997      3-40
30262   Kruseway Plaza II                           1997      3-40
30271   Kruse Woods I                               1997      3-40
30272   Kruse Woods II                              1997      3-40
30273   Kruse Woods III                             1997      3-40
30274   Kruse Woods IV                              1997      3-40
30275   4900 Meadows                                1997      3-40
30276   5000 Meadows                                1997      3-40
30277   Kruse Woods V                               1997      3-40
30281   4800 Meadows                                1997      3-40
30291   Kruse Oaks Phase I                          1998      3-40
30292   Kruse Oaks Phase II                         1998      3-40
30293   Kruse Oaks Phase III                        1998      3-40
30294   Kruse Oaks Phase IV                         1998      3-40
30301   Benjamin Franklin Plaza                     1998      3-40
30311   181st Commerce Park                         1998      3-40
40001   Key Financial Center                        1977      3-40
40011   Cole Road Warehouse                         1976      3-40

REAL ESTATE AND ACCUMULATED DEPRECIATION SUMMARY

        A summary of activity for real estate and accumulated depreciation is as follows (in thousands):


                                                             Year Ended December 31,
                                                   ---------------------------------------------
                                                      1999             1998              1997
                                                   -----------      -----------      -----------
         REAL ESTATE:
         Balance at beginning of year              $ 4,154,737      $ 2,980,897      $ 1,352,246
         Acquisition of properties and limited
         partners' interest                            359,827        1,141,633        1,526,012
         Improvements                                  191,407          137,659          127,889
         Cost of real estate disposed of              (141,828)         (18,549)         (15,804)
         Property held for disposition                (172,770)         (75,556)          (6,250)
         Disposition of and write-off of fully
         depreciated property                           (5,824)         (11,347)          (3,196)
                                                   -----------      -----------      -----------
         Balance at end of year                    $ 4,385,549      $ 4,154,737      $ 2,980,897
                                                   ===========      ===========      ===========

         ACCUMULATED DEPRECIATION:
         Balance at beginning of year              $   240,778      $   169,051      $   127,701
         Depreciation expense                          101,636           87,638           48,536
         Disposal of property                           (2,626)          (2,152)          (3,834)
         Property held for disposition                 (17,724)          (2,412)            (156)
         Disposition of and write-off of fully
         depreciated property                           (5,824)         (11,347)          (3,196)
                                                   -----------      -----------      -----------
         Balance at end of year                    $   316,240      $   240,778      $   169,051
                                                   ===========      ===========      ===========


    The aggregate cost for federal income tax purposes of real estate as of December 31, 1999, was $3,874,999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPIEKER PROPERTIES, L.P. (Registrant)

Dated: March 17, 2000                  /s/ Warren E. Spieker, Jr.
                                       ---------------------------------------
                                       Warren E. Spieker, Jr.
                                       Chairman of the Board



Dated: March 17, 2000                  /s/ Dennis E. Singleton
                                       ---------------------------------------
                                       Dennis E. Singleton
                                       Vice Chairman of the Board


Dated: March 17, 2000                  /s/ John K. French
                                       ---------------------------------------
                                       John K. French
                                       Vice Chairman of the Board


Dated: March 17, 2000                  /s/ John A. Foster
                                       ---------------------------------------
                                       John A. Foster
                                       Co-Chief Executive Officer


Dated: March 17, 2000                  /s/ Craig G. Vought
                                       ---------------------------------------
                                       Craig G. Vought
                                       Co-Chief Executive Officer



Dated: March 17, 2000                  /s/ Stuart A. Rothstein
                                       ---------------------------------------
                                       Stuart A. Rothstein
                                       Chief Financial Officer



Dated: March 17, 2000                  /s/ Harold M. Messmer
                                       ---------------------------------------
                                       Harold M. Messmer
                                       Director



Dated: March 17, 2000                  /s/ Elke Strunka
                                       ---------------------------------------
                                       Elke Strunka
                                       Vice President and
                                       Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California on the 14th day of March, 2000.



                                       SPIEKER PROPERTIES, L.P.



                                       By: /s/ Elke Strunka
                                           ------------------------------------
                                           Elke Strunka
                                           Vice President and
                                           Principal Accounting Officer

                               INDEX TO EXHIBITS
===============================================================================
3.1     Articles of Incorporation of Spieker Properties, Inc. (1)

3.1A Articles of Amendment of Spieker Properties, Inc. (incorporated by reference to Exhibit 3.1A to Spieker Properties, Inc.'s Report on Form
        10-K for the year ended December 31, 1996)

3.2     Amended and Restated Bylaws of Spieker Properties, Inc.

3.3     Articles Supplementary of Spieker Properties, Inc. for the Series A
        Preferred Stock (incorporated by reference to Exhibit 4.2 to Spieker
        Properties, Inc.'s Report on Form 10-Q for the quarter ended March 31,
        1994)

3.4     Articles Supplementary of Spieker Properties, Inc. for the Class B
        Common Stock (incorporated by reference to Exhibit 4.2 to Spieker
        Properties, Inc.'s Report on Form 10-Q for the quarter ended March 31,
        1995)

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

3.8     Articles Supplementary of Spieker Properties, Inc. for the Series D
        Preferred Stock (incorporated by reference to Exhibit 3.8 to Spieker
        Properties, Inc.'s Annual Report on the Form 10-K for the year ended
        December 31, 1998).

3.9     Articles Supplementary of Spieker Properties, L.P. for the Series E
        Preferred Stock (incorporated by reference to Exhibit 3.1 to Spieker
        Properties, Inc.'s Report on Form 8-K dated June 4, 1998)

3.10    Rights agreement, which includes as Exhibit A the Form of Rights
        Certificate and Election to Exercise and as Exhibit B the Form of Articles Supplementary (incorporated by reference to Exhibit 4 to
        Spieker Properties, Inc.'s Report on Form 8-K dated September 22, 1998)

4.1     Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K (1)

4.2     Intentionally omitted

4.3 Series A Preferred Stock Purchase Agreement, ( incorporated by reference to Exhibit 4.1 to Spieker Properties, Inc.'s Form 10-Q Report for the quarter ended March 31, 1994)

4.4     Investor Rights Agreement relating to A Series Preferred Stock
        (incorporated by reference to Exhibit 4.3 to Spieker Properties, Inc.'s
        Form 10-Q Report for the quarter ended March 31, 1994)

4.5     Indenture dated as December 6, 1995, among Spieker Properties, Inc.,
        Spieker Properties, Inc. and State Bank and Trust, as Trustee (2)

4.6 First Supplemental Indenture relating to the 2000 Notes, the 2000 Note and Guarantee (2)

4.7 Second Supplemental Indenture relating to the 2001 Notes, the 2001 Note and Guarantee (2)

4.8 Third Supplemental Indenture relating to the 2002 Notes, the 2002 Note and Guarantee (2)

                              INDEX TO EXHIBITS
================================================================================
4.9     Fourth Supplemental Indenture relating to the 2004 Notes and the 2004
        Note (2)

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

4.23    Fourteenth Supplemental Indenture relating to the 6.88% Notes due 2007
        (incorporated by reference to Exhibit 4.15 to Spieker Properties, Inc.
        Registration Statement on Form S-3 (File No. 333-51269))

4.24    Fifteenth Supplemental Indenture relating to the 6.8% Notes Due 2004 and the 7.25% Notes due 2009 (incorporated by reference to Exhibit 4.1
        Spieker Properties, Inc.'s Current Report on Form 8-K dated May 11,
        1999)

10.1    Second Amendment and Restated Agreement of Limited Partnership of
        Spieker Properties, Inc. (incorporated by reference to Exhibit 10.1
        Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1997)

                               INDEX TO EXHIBITS
=============================================================================
10.2    First Amendment to Second Amended and Restated Agreement of Limited
        Partnership of Spieker Properties, Inc. (incorporated by reference to
        Exhibit 10.2 Spieker Properties, Inc.'s Annual Report on Form 10-K for
        the year ended December 31, 1997)

10.3    Credit Agreement among Spieker Properties, Inc., as borrower, Wells
        Fargo Bank, as Agent, Morgan Guaranty Trust Company of New York, as
        Documentation Agent, and the lenders named therein, dated as of August
        8, 1997, and Loan Notes pursuant to such Credit Agreement (incorporated by reference to Exhibit 10.16 to Spieker Properties, Inc.'s Current
        Report on Form 8-K dated September 22, 1997)

10.4* Form of Employment Agreement between the Operating Partnership and each of Warren E. Spieker, Jr., John K. French, Bruce E. Hosford, and Dennis
        E. Singleton (2)

10.5*   Form of Spieker Merit Plan (1)

10.6*   Amended and Restated Spieker Properties, Inc. 1993 Stock Incentive Plan
        (incorporated by reference to Exhibit 4.3 to Spieker Properties, Inc.'s
        Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

10.7 Form to Indemnification Agreement between Spieker Properties, Inc. and its directors and officers (incorporated by reference to Exhibit 10.21 to Spieker Properties, Inc.'s Registration Statement on Form S-11 (File
        No. 33-67906))

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

10.12   Second Amendment to Second Amended and Restated Agreement of United
        Partnership of Spieker Properties, Inc. (incorporated by reference to
        Exhibit 3.1 to Spieker Properties, Inc.'s Report on Form -Q/A for the quarterly period ended June 30, 1998)

10.13   Third Amendment to Second Amended and Restated Agreement to Limited
        Partnership of Spieker Properties, Inc. (incorporated by reference to
        Exhibit 10.13 Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998)

21.1 List of Subsidiaries of Spieker Properties, Inc. (incorporated by reference to Exhibit 21.1 Spieker Properties, Inc. Annual Report on Form
        10-K for the year ended December 31, 1997)

23.1    Consent of Independent Public Accountants (filed herewith)

27.1    Article 5 Financial Data Schedule (Edgar Filing Only)

-----------------
* Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to the Operating Partnership's Registration Statement on Form S-11 (Registration No. 33-67906), which became effective November 10, 1993.

(2) Incorporated by reference to the identically numbered exhibit to the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.