Form 10-Q
period 2000-03-31
SPIEKER PROPERTIES L P
filed 2000-05-15
CIK 1002575

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       COMMISSION FILE NUMBER 33-98372-01


                            SPIEKER PROPERTIES, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                               94-3188774
     -------------------------------           -----------------------------
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                Identification No.)

    2180 SAND HILL ROAD, MENLO PARK, CA                   94025
------------------------------------------              ----------
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
                                       ---      ---


Page 1 of 20
Exhibit Index is located on Page 19.

                            SPIEKER PROPERTIES, L.P.

              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

PART I.      FINANCIAL INFORMATION                                                                         Page No.
  Item 1.    Financial Statements (unaudited).............................................................     3

             Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999.......................     4
             Consolidated Statements of Operations for the Three months ended
                March 31, 2000 and 1999...................................................................     6
             Consolidated Statement of Partners' Capital for the Three months ended
                March 31, 2000............................................................................     7
             Consolidated Statements of Cash Flows for the Three months ended
                March 31, 2000 and 1999...................................................................     8
             Notes to Consolidated Financial Statements...................................................     9

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations........    14

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................................    19

PART II.     OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K.............................................................    19
  Signatures..............................................................................................    20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


Attached are the following unaudited financial statements of Spieker Properties, L.P. (the "Operating Partnership"):

(i)   Consolidated Balance Sheets as of March 31, 2000, and December 31, 1999

(ii) Consolidated Statements of Operations for the Three months ended March 31, 2000 and 1999

(iii) Consolidated Statement of Partners' Capital for the Three months ended March 31, 2000

(iv) Consolidated Statements of Cash Flows for the Three months ended March 31, 2000 and 1999

(v)   Notes to Consolidated Financial Statements

The financial statements referred to above should be read in conjunction with the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000, AND DECEMBER 31, 1999
                        (unaudited, dollars in thousands)


                                     ASSETS

                                                                                    March 31, 2000     December 31, 1999
                                                                                    --------------     -----------------
INVESTMENTS IN REAL ESTATE
  Land, land improvements and leasehold interests                                     $   811,220          $   816,136
  Buildings and improvements                                                            3,239,633            3,174,430
  Construction in progress                                                                195,493              180,407
                                                                                      -----------          -----------
                                                                                        4,246,346            4,170,973
  Less - Accumulated depreciation                                                        (331,114)            (316,240)
                                                                                      -----------          -----------
                                                                                        3,915,232            3,854,733
                                                                                      -----------          -----------
  Land held for investment                                                                129,224              125,356
  Investments in mortgages                                                                 16,104               18,725
  Properties held for disposition, net                                                    112,803               89,220
                                                                                      -----------          -----------

      Net investments in real estate                                                    4,173,363            4,088,034

CASH AND CASH EQUIVALENTS                                                                  11,575               17,114

ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts of $2,023 as of
  March 31, 2000 and $2,139 as of December 31, 1999                                         7,489                4,846

DEFERRED RENT RECEIVABLE                                                                   25,331               22,911

RECEIVABLE FROM AFFILIATES                                                                    156                  144

DEFERRED FINANCING AND LEASING COSTS, net of accumulated amortization of $23,027 as of March 31, 2000 and $20,901 as of December 31, 1999
                                                                                           62,778               59,655

FURNITURE, FIXTURES AND EQUIPMENT, net                                                      5,165                5,107

PREPAID EXPENSES, DEPOSITS ON PROPERTIES AND OTHER ASSETS
                                                                                           17,416               50,091

INVESTMENT IN AFFILIATES                                                                   20,559               20,583
                                                                                      -----------          -----------

                                                                                      $ 4,323,832          $ 4,268,485
                                                                                      ===========          ===========

 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000, AND DECEMBER 31, 1999
                       (unaudited, dollars in thousands)


                        LIABILITIES AND PARTNERS' CAPITAL

                                                                            March 31, 2000     December 31, 1999
                                                                            --------------     -----------------
DEBT
  Unsecured notes                                                             $ 1,836,500          $1,836,500
  Unsecured short-term borrowings                                                  73,000              63,012
  Mortgage loans                                                                   93,289              97,331
                                                                              -----------          -----------
      Total debt                                                                2,002,789           1,996,843
                                                                              -----------          -----------

ASSESSMENT BONDS PAYABLE                                                            9,679              10,172
ACCOUNTS PAYABLE                                                                   11,250              13,548
ACCRUED REAL ESTATE TAXES                                                          13,931               2,628
ACCRUED INTEREST                                                                   36,988              28,634
UNEARNED RENTAL INCOME                                                             36,315              33,244
PARTNERS AND DISTRIBUTIONS PAYABLE                                                 54,636              46,977
OTHER ACCRUED EXPENSES AND LIABILITIES                                             72,245              76,192
                                                                              -----------          -----------
  Total liabilities                                                             2,237,833           2,208,238
                                                                              -----------          -----------

PARTNERS' CAPITAL:
  General Partner, a liquidation preference of $381,250 as of
    March 31, 2000 and December 31, 1999                                        1,812,487           1,793,445
  Limited Partners                                                               273,512              266,802
                                                                              -----------           ----------
  Total Partners' Capital                                                       2,085,999           2,060,247
                                                                              -----------          ----------
                                                                              $ 4,323,832          $4,268,485
                                                                              ===========          ===========

 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
             (unaudited, dollars in thousands, except unit amounts)

                                                                            Three Months Ended
                                                                                 March 31
                                                                          2000              1999
                                                                       -----------       -----------
REVENUES:
  Rental income                                                        $   167,413       $   149,214
  Interest and other income                                                  2,099             1,434
                                                                       -----------       -----------
                                                                           169,512           150,648
                                                                       -----------       -----------
OPERATING EXPENSES:
  Rental expenses                                                           35,510            31,641
  Real estate taxes                                                         12,497            11,554
  Interest expense, including amortization of finance costs                 31,263            28,805
  Depreciation and amortization                                             30,416            25,404
  General and administrative expenses                                        6,569             5,650
                                                                       -----------       -----------
                                                                           116,255           103,054
                                                                       -----------       -----------
  Income from operations before disposition of real estate                  53,257            47,594
                                                                       -----------       -----------

GAIN ON DISPOSITION OF REAL ESTATE                                          22,209             5,166
                                                                       -----------       -----------

  Net income                                                                75,466            52,760
                                                                       -----------       -----------

  Preferred Operating Partnership Unit Distributions                        (1,441)           (2,527)

  Preferred Dividends:
  Series A Preferred Stock                                                    (854)             (744)
  Series B Preferred Stock                                                  (2,510)           (2,510)
  Series C Preferred Stock                                                  (2,953)           (2,953)
  Series E Preferred Stock                                                  (2,000)           (2,000)
                                                                       -----------       -----------
  Net income available to General and Limited partners                 $    65,708       $    42,026
                                                                       ===========       ===========

  General Partners                                                     $    57,807       $    36,857
                                                                       ===========       ===========
  Limited Partners                                                     $     7,901       $     5,169
                                                                       -----------       -----------
      Total                                                            $    65,708       $    42,026
                                                                       ===========       ===========

NET INCOME PER COMMON OPERATING PARTNERSHIP UNIT
  Net Income-basic                                                     $      0.89       $      0.58
                                                                       ===========       ===========
  Net Income-diluted                                                   $      0.87       $      0.58
                                                                       ===========       ===========

 DISTRIBUTIONS PER COMMON OPERATING PARTNERSHIP UNIT
   General Partner                                                     $      0.70       $      0.61
                                                                       ===========       ===========
   Limited Partners                                                    $      0.70       $      0.61
                                                                       ===========       ===========

 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                        (unaudited, dollars in thousands)


                                                  General          Limited          General        Limited
                                               Partner Units   Partners Units       Partner        Partner        Total
                                               -------------   --------------       -------        -------        -----

 BALANCE AT DECEMBER 31, 1999                    64,961,052        8,822,915     $ 1,793,445     $   266,802   $ 2,060,247
   Conversion of Operating Partnership
     Units and to Common Stock                        12,500         (12,500)            274            (274)            -
   Contribution of property for Operating
     Partnership units                                     -         222,888               -           8,638         8,638
   Restricted Stock Grant                             80,386               -           2,929                         2,929
   Restricted Stock Grant- Deferred                        -               -          (2,929)              -        (2,929)
   Compensation
   Exercise of Stock options                          74,579               -           2,391               -         2,391
   Amortization of deferred compensation                   -               -             910               -           910
   Allocation to Operating Partnership
     Interest                                              -               -           4,690          (4,690)            -
  Partners distributions                                   -               -         (55,347)         (6,306)      (61,653)
   Net Income                                              -               -          66,124           9,342        75,466
                                                ------------      ----------     -----------     -----------   -----------

 BALANCE AT MARCH 31, 2000                        65,128,517       9,033,303     $ 1,812,487     $   273,512   $ 2,085,999
                                                ============      ==========     ===========     ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                        (unaudited, dollars in thousands)

                                                                                  Three Months Ended
                                                                                       March 31
                                                                                 --------------------
                                                                                 2000            1999
                                                                                 ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                  $  75,466     $    52,760
  Adjustments to reconcile net income to net cash provided by operating activities-
  Depreciation and amortization                                                  30,416          25,404
  Amortization of discount and deferred financing costs                             544             599
  Loss from affiliate                                                                24              89
  Non-cash compensation                                                             910             246
  Gain on disposition of real estate                                            (22,209)         (5,166)
  (Increase) decrease in accounts receivable and other assets                    (4,168)            807
  Increase in receivable from related parties                                       (13)             (1)
  Decrease in assessment bonds payable                                             (214)           (226)
  Decrease in accounts payable and other accrued expenses and liabilities        (4,084)        (10,775)
  Increase in accrued real estate taxes                                          11,303          10,512
  Increase in accrued interest                                                    8,354           7,209
                                                                              ---------     -----------
      Net cash provided by operating activities                                  96,329          81,458
                                                                              ---------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties                                                     (128,543)        (106,943)
  Reductions (additions) to deposits on properties, net                          31,573            (175)
  Reductions in investment in mortgages                                           2,621               -
  Additions to leasing costs                                                     (6,408)         (4,269)
  Proceeds from disposition of real estate                                       44,584          41,268
  Distributions from affiliates                                                       -             295
                                                                              ---------     -----------
      Net cash used for investing activities                                    (56,173)        (69,824)
                                                                              ---------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt                                                             30,000          65,000
  Payments on debt                                                              (24,091)        (10,527)
  Payments of distributions                                                     (53,995)        (51,714)
  Capital contributions- stock options exercised                                  2,391             319
                                                                              ---------     -----------
      Net cash (used for) provided by financing activities                      (45,695)          3,078
                                                                              ---------     -----------

      Net increase (decrease) in cash and cash equivalents                       (5,539)         14,712

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 17,114           4,916
                                                                              ---------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  11,575     $   19,628
                                                                              =========     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for interest                                                      $  27,739     $    26,003

 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 and 1999
                        (unaudited, dollars in thousands)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Spieker Properties, L.P. (the "Operating Partnership") a California limited partnership, was formed on November 10, 1993 and commenced operations on November 19, 1993, when Spieker Properties, Inc. (the "Company"), the general partner in the Operating Partnership, completed its initial public offering on November 18, 1993. As of March 31, 2000, the Company owned an approximate 87.8 percent general and limited partnership interest in the Operating Partnership.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation

     The Operating Partnership's consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of March 31, 2000, and December 31, 1999, and its consolidated results of operations and cash flows for the three months ended March 31, 2000 and 1999. The Operating Partnership's investment in Spieker Northwest, Inc., an unconsolidated Preferred Stock subsidiary, and its investment in Spieker Griffin/W9 Associates, LLC are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     Interim Financial Information

     The consolidated financial statements as of, and for the three months ended March 31, 2000 and 1999, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in management's opinion, include all adjustments necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to SEC rules or regulations; however, the Operating Partnership believes that adequate disclosures have been made.

     The interim results for the three months ended March 31, 2000 and 1999, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

     Land Held for Investment

     The Operating Partnership has incurred costs related to land parcels that are either held for investment or are in a design and approval process. As of March 31, 2000, approximately $26.2 million of construction in progress is associated with these land parcels.

     Net Income Per Unit

     Per unit amounts for the Operating Partnership are computed using the weighted average units outstanding during the period. Additionally, earnings used in the calculation are reduced by dividends owed to Series A, B, C and E preferred stockholders, and Preferred Operating Partnership unit holders. The diluted weighted average units outstanding include the dilutive effect of options and other unit equivalents. The basic and diluted weighted average general partner units and limited partner units outstanding for the three months ended March 31, 2000 and 1999 are as follows:

                                   Basic Weighted Average           Diluted Weighted Average
                                    General Partner Units            General Partner Units
                                   ----------------------           ------------------------
     Three Months Ended:
      March 31, 2000                      65,071,321                         67,247,908
      March 31, 1999                      63,223,217                         65,048,670

                                   Basic Weighted Average           Diluted Weighted Average
                                    Limited Partner Units            Limited Partner Units
                                   ----------------------           ------------------------
     Three months ended:
      March 31, 2000                       8,893,051                          8,893,051
      March 31, 1999                       8,870,915                          8,870,915

     Reclassifications

     Certain items in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

     Use of Estimates

     The preparation of financial statements, in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   ACQUISITIONS AND DISPOSITIONS

     Acquisitions

     The Operating Partnership acquired the following properties (the "2000 Acquisitions") during the three months ended March 31, 2000:

                                                                       Property    Total Rentable
     Project Name                  Region-Location                     Type (1)     Square Feet      Initial Cost (2)
     ----------------------------  --------------------------------  ------------- ---------------    ----------------
     Larkspur Landing              Peninsula/NorthBay-Larkspur, CA        O            189,040          $   42,083
     Quadrant Plaza                Pacific Northwest-Bellevue, WA         O            145,585              33,447
                                                                                       -------          ----------
                                                                                       334,625          $   75,530
                                                                                       =======          ==========

     (1)  "O" indicates office property.

     (2) Represents the initial acquisition costs of the properties excluding any additional repositioning costs.

     During the quarter, the Operating Partnership also acquired an asset to be redeveloped in Southern California at an initial cost of $11.5 million.

     During the three months ended March 31, 1999, the Operating Partnership acquired two office properties totaling 393,739 square feet at an initial cost was $58,901.

     Dispositions

     The Operating Partnership disposed of the following properties (the "2000 Dispositions") during the three months ended March 31, 2000.

                                                                                 Property     Total Rentable
     Project Name                        Region- Location                        Type (1)      Square Feet
     ----------------------------------- -------------------------------------  ------------  ---------------
     City Commerce Park                  Pacific Northwest-Seattle, WA               I            179,413
     Commerce Park West III              East-Bay/Sacramento-Sacramento, CA          L                -  (2)
     Front Street                        East-Bay/Sacramento-Sacramento, CA          I             47,322
     Vasco Landing                       East-Bay/Sacramento-Livermore, CA           L                -  (3)
     Woodinville Corporate Center I      Pacific Northwest-Woodinville, WA           I            170,793
     Woodinville Corporate Center III    Pacific Northwest-Woodinvile, WA            I            250,502

     (1)  I- Industrial; L- Land.
     (2)  Represents sale of approximately 4.7 acres.
     (3)  Represents sale of approximately 0.8 acres.

     The gross proceeds for land and property dispositions were $45,819 for the three months ended March 31, 2000. Cash proceeds, net of closing costs, received from the dispositions were $44,584. These proceeds were used to fund the Operating Partnership's recent acquisitions. Gain recognized on disposition of real estate for the three months ended March 31, 2000 was $22,209.

     During the three months ended March 31, 1999, the aggregated disposition proceeds for the land and property were $42,420. Included in the proceeds were $5,170 recognized for a condemnation gain. Cash proceeds, net of closing costs, received from the disposition of the property and land were $5,166.


4.   TRANSACTIONS WITH AFFILIATES

     Revenues and Expenses

     The Operating Partnership received $313 for the three months ended March 31, 2000 and $337 for the three months ended March 31, 1999, for management services provided to certain properties that are controlled and operated by either Spieker Northwest, L.P., Spieker Griffin/W9 Associates, LLC or Spieker Partners. Certain officers of Spieker Properties, Inc. are partners in Spieker Partners.

     Receivable From Affiliates

     The $156 receivable from affiliates at March 31, 2000, and the $144 at December 31, 1999, represents management fees and reimbursements due from Spieker Northwest, L.P., Spieker Griffin/W9 Associates, LLC and Spieker Partners.

     Investments in Mortgages

     Included in Investments in Mortgages of $16,104 at March 31, 2000 and $18,725 at December 31, 1999 are loans to Spieker Northwest, Inc., or SNI. The loans are secured by deeds of trust on real property, bear interest at 8.5%, and mature in 2012. Interest income on the notes of $342 is included in interest and other income for the three months ended March 31, 2000 and $342 for 1999.

     Investment in Affiliates

     The investment in affiliates represents an investment in SNI. The Operating Partnership owns 95% of the non-voting Preferred Stock of SNI. Certain senior officers and one former officer of the Operating Partnership own 100% of the voting units of SNI. At March 31, 2000, SNI owned 225,815 square feet of office and industrial property located in California. In addition, SNI owns 1 parcel of land totaling 3.4 acres. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

     Additionally, investment in affiliates represents the 12.5% common interest and 37.5% preferred interest in Spieker Griffin/W9 Associates, LLC. Spieker Griffin/W9, LLC Associates owns a 535,000 square foot office complex, located in Orange County, California, which is managed by the Operating Partnership.

5.   PROPERTIES HELD FOR DISPOSITION

     The Operating Partnership continues to review its portfolio and its long-term strategy for properties. The Operating Partnership will dispose of, over time, assets that do not have a strategic fit within the portfolio. Included in properties held for disposition of $112,803 at March 31, 2000, are twelve properties and two land parcels. Three industrial properties are located in the Pacific Northwest. Three industrial properties, one office property, and one land parcel are located in Southern California. Four industrial properties, one office property and one land parcel are located in Northern California.

     The following summarizes the condensed results of operations of the properties held for disposition at March 31, 2000 for the three months ended March 31, 2000 and 1999.

                                                      2000            1999
                                                    --------         ------
     Revenues                                      $   4,772       $   4,473
     Property Operating Expenses (1)                  (1,087)         (1,033)
                                                    --------        --------
     Net Operating Income                          $   3,685       $   3,440
                                                   =========       =========

     (1) Property Operating Expenses includes property related rental expenses and real estate taxes.

6.   DEBT

                                                                                          MARCH 31,
                                                                                            2000
                                                                                          ---------
     Unsecured investment grade notes, fixed interest rates varying from 6.65% to
         8.00% payable semi-annually, due from 2000 to 2027                              $1,836,500
     Unsecured short-term borrowings (see "Facility" below), due 2001                        73,000
     Mortgage loans, fixed interest rates varying from 7.00% to 9.88%,
         due 2001 to 2013(1)                                                                 93,289
                                                                                         ----------
                                                                                         $2,002,789
                                                                                         ==========

     (1) Mortgage loans generally require monthly principal and interest payments.

     The Operating Partnership has a $250,000 Unsecured Line of Credit Facility, or Facility, which matures in August 2001. The Facility carries interest at the London Interbank Offering Rate plus 0.80%. The one-month LIBOR at March 31, 2000 was 6.13%. The Facility also includes an annual administrative fee of $50 and an annual Facility fee of 0.20%. The Facility is subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Operating Partnership is currently in compliance with all of the covenants of the Facility concerning its indebtedness.

     The Operating Partnership's unsecured investment grade notes are subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Operating Partnership is currently in compliance with all of the covenants in the unsecured note agreements governing its indebtedness.

     The Operating Partnership capitalized interest of $5,389 for the three months ended March 31, 2000 and $5,022 for the same period in 1999.

7.   PARTNERS' DISTRIBUTIONS PAYABLE

     The distributions payable at March 31, 2000, and December 31, 1999, represent amounts payable to partners of record. The unit holders of record are as follows:

                                                        March 31, 2000       December 31, 1999
                                                        --------------       -----------------
     Units:
           General Partner                                65,128,517             64,961,052
           Limited Partner                                 9,033,303              8,822,915
           Series A Preferred                              1,000,000              1,000,000
           Series B Preferred                              4,250,000              4,250,000
           Series C Preferred                              6,000,000              6,000,000
           Series D Preferred                              1,500,000              1,500,000
           Series E Preferred                              4,000,000              4,000,000

8.   SEGMENT INFORMATION

     The Operating Partnership has five reportable segments: Pacific Northwest; East Bay/Sacramento, California; Peninsula/NorthBay, California; Silicon Valley, California; and Southern California. Each region has a Regional President who is directly responsible for managing all phases of the region's operations including acquisition, development, leasing and property management. Each reportable segment includes both office and industrial properties which are leased to tenants engaged in various types of businesses. The accounting policies of the five regions are the same as those described in the summary of significant accounting policies. The Operating Partnership evaluates performance based upon the combined net operating income of the properties in each segment. Each of the five operating regions consists of differing mixes of office and industrial properties. The rental income and net operating income for the regions is not comparable, given the differing mixes of properties within the regions.

     During the first quarter of 2000, the Operating Partnership split the North-East Bay/Sacramento region into two regions. The two new regions are now called East Bay/Sacramento and Peninsula/NorthBay. The 1999 rental income and net operating income disclosure below has been restated to reflect these new regions. Significant information used by the Operating Partnership in the reportable segments for the three months ended March 31, 2000 and 1999 is as follows:

                                        Pacific       East Bay/        Peninsula/      Silicon       Southern
                                      Northwest     Sacramento(1)     NorthBay(1)       Valley      California    Total
                                      ------------ ----------------- --------------- ------------- ------------ ----------
     2000 Rental Income                $  33,134       $ 28,281       $  19,525       $  39,247     $  47,226    $167,413
     1999 Rental Income                   32,158         22,121          16,936          34,627        43,372     149,214

     2000 Net Operating Income (2)        23,345         20,687          13,293          31,156        30,925     119,406
     1999 Net Operating Income (2)        23,095         15,067          11,829          27,332        28,696     106,019

     2000 Additions to Properties(3)      33,447              -                               -             -      33,447
     2000 Reductions to Properties(3)    (19,600)        (2,176)               -              -             -     (21,776)

(1) The basis of the assets transferred from the split of the North-East Bay/Sacramento region was approximately $803,710 to the East Bay/Sacramento region and $477,242 to the Peninsula/North Bay region.

(2) Net operating income for the properties is calculated by subtracting property related rental expenses and real estate taxes from rental income on the accompanying consolidated statements of operations

(3) See Note 3 to the consolidated financial statements for the related square footage by region of the additions and reductions to properties

9.   SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

                                                                                                  Three Months Ended
                                                                                                       March 31
                                                                                                 2000             1999
                                                                                                 ----             ----
     Increase to land and assessment bonds payable                                             $    34          $    82
     Write-off of fully depreciated property                                                     7,027            1,362
     Write-off of fully depreciated furniture, fixtures and equipment                              204               89
     Write-off of fully amortized deferred financing and leasing costs                             921              281
     Restricted Stock grants, net of amortization                                                2,019                -
     Capital recorded in relation to properties acquired with Operating Partnership Units        8,638                -

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

RESULTS OF OPERATIONS

     The following comparison is of the Operating Partnership's consolidated operations for the three month period ended March 31, 2000, as compared to the corresponding period ended March 31, 1999 (amounts in tables are presented in millions).

                                                       THREE MONTHS ENDED MARCH 31,
                                            ------------- ----------- -------------------------
     Rental Revenues                                                           CHANGE
     ---------------                                                  -------------------------
                                                2000         1999          $            %
                                            ------------- ----------- ------------ ------------
         1999 Core Portfolio                 $  155.3      $  141.8    $  13.5          9.5%
         1999 Acquisitions                         4.1           0.6       3.5        583.3
         2000 Acquisitions                         0.8            -        0.8            -
         Developments                              6.9           0.8       6.1        762.5
         Dispositions                              0.3           6.0      (5.7)       (95.0)
                                            ------------- ----------- ------------ ------------
                                             $   167.4      $  149.2    $ 18.2         12.2%
                                            ============= =========== ============ ============

     For the quarter ended March 31, 2000 rental revenues increased by $18.2 million. $13.5 million of the rental revenue increase is generated by the "1999 Core Portfolio", defined as properties owned at January 1, 1999 and still owned at March 31, 2000. The increase in the 1999 Core Portfolio revenue was attributable to higher rental rates realized on the renewal and re-leasing of the Operating Partnership's rentable space.

     During the quarter, the Operating Partnership completed 348 lease transactions for the renewal and re-lease of 2.1 million square feet of second generation space. Rollover effective rent growth on these leases was on average, 60.2% higher than the previous rents received on those same spaces. This rent growth is the measurement of the difference between effective (average) rents on new and renewed leases as compared to the expiring coupon rent on those same spaces.

     The Developments contributed $6.1 million to the rental revenue increase for the quarter. This increase in income is due to the growing occupancy levels of the completed developments. The Developments include both properties completed and added to the Operating Partnership's portfolio of stabilized properties, as well as properties currently in the development pipeline. The Operating Partnership considers properties "stabilized" at the earlier of eighteen months after shell completion or when a 95.0% occupancy rate has been reached. The Operating Partnership's development pipeline at March 31, 2000 consists of seventeen properties totaling 2.7 million square feet and representing an estimated cost of $471.7 million. These developments were 81.4% preleased at March 31, 2000.

     The 1999 Acquisitions contributed $3.5 million to the rental revenue increase for the quarter. During 1999, the Operating Partnership acquired five office properties totaling 807,037 square feet for a total investment of $134.3 million. The properties, were acquired at various dates throughout the year, therefore a full quarters worth of revenue and expense may not be reflected in the three months ended March 31, 2000.

     The 2000 Acquisitions contributed $0.8 million of the increase in rental revenues for the quarter ended March 31, 2000. The 2000 Acquisitions include two office properties totaling 334,625 square feet for a total investment of $79.5 million. These properties were acquired on various dates throughout the quarter and, as such, a full quarter's revenues and expenses were not recognized during the period. As used herein, the term "total investment" represents the initial purchase price of acquisitions, plus projected costs of certain repositioning and rehab capital expenditures anticipated at the time of purchase.

     The increases in rental revenues are partially offset by a decrease of $5.7 million attributable to properties which the Operating Partnership disposed of during the three months ended March 31, 2000. The 2000 Dispositions took place at various dates during the quarter, therefore a full quarter's worth of revenues and expenses may not be reflected in the 2000 rental revenues. During the quarter the Operating Partnership disposed of four properties totaling 648,030 square feet and two land parcels. Three properties totaling 600,708 square feet represent the continuing disposition of approximately 3.6 million square feet of the Seattle industrial portfolio. To date, 2.8 million square feet of this portfolio has been disposed.

                                           THREE MONTHS ENDED MARCH 31,
                                      ---------- --------- -------------------
                                                                 CHANGE
                                                           -------------------
                                        2000       1999       $         %
                                      ---------- --------- --------- ---------
     Interest and Other Income        $  2.1     $  1.4     $ 0.7      50.0%


     Interest and other income increased due to additional management fees collected from outside parties, and from interest income on deposits held in escrow from disposed properties. Average cash balances for the three month period ended March 31, 2000 were $20.9 million and for 1999 were $21.9.

                                           THREE MONTHS ENDED MARCH 31,
                                      ---------- -------- -------------------
                                                              CHANGE
                                                          -------------------
     Property Operating Expenses        2000      1999       $         %
     ---------------------------      ---------- -------- --------- ---------
         Rental Expenses              $   35.5    $31.6    $   3.9    12.3%
         Real Estate Taxes                12.5     11.6        0.9     7.8
                                      ---------- -------- --------- ---------
                                      $   48.0    $43.2    $   4.8    11.1%
                                      ========== ======== ========= =========

                                          THREE MONTHS ENDED MARCH 31,
                                      ---------- -------- -------------------
                                                               CHANGE
                                                          -------------------
     Property Operating Expenses           2000      1999       $         %
                                      ---------------------------------------
         1999 Core Portfolio          $   44.4    $41.2    $   3.2     7.8%
         1999 Acquisitions                 1.3        0.2      1.1   550.0
         2000 Acquisitions                 0.2         -       0.2       -
         Developments                      2.0        0.7      1.3   185.7
         Dispositions                      0.1        1.1     (1.0)  (90.9)
                                     ---------- -------- --------- ---------
                                      $   48.0    $43.2    $   4.8    11.1%
                                     ========== ======== ========= =========
         Property Operating
         Expenses as % of
         Rental Revenues                  28.7%      29.0%
                                          =====      =====

     The overall increase in rental expenses and real estate taxes, collectively referred to as "property operating expenses", is primarily a result of the growth in the square footage of the Operating Partnership's portfolio of office properties, as well as higher compensation costs included in the Operating Partnership's rental expenses. These increases are consistent with the increases in rental revenue.

     Rental revenues net of property operating expenses, referred to as "net operating income," is presented in the following table:

                                              THREE MONTHS ENDED MARCH 31,
                                         ---------------------------------------
                                                                    CHANGE
                                                             -------------------
     Net Operating Income                  2000      1999       $          %
     --------------------
                                         ---------- -------- --------- ---------
         1999 Core Portfolio             $  110.9    $100.6   $  10.3      10.2%
         1999 Acquisitions                    2.8       0.4       2.4     600.0
         2000 Acquisitions                    0.6         -       0.6         -
         Developments                         4.9       0.1       4.8   4,800.0
         Dispositions                         0.2       4.9      (4.7)    (95.9)
                                         ---------- -------- --------- ---------
                                         $  119.4    $106.0   $  13.4      12.6%
                                         ========== ======== ========= =========

                                                THREE MONTHS ENDED MARCH 31,
                                         ---------------------------------------
                                                                    CHANGE
                                                             -------------------
      Other Expenses                       2000      1999       $          %
      --------------                     ---------- -------- --------- ---------
      Interest Expense, including
       Amortization of Finance Costs       $ 31.3   $ 28.8    $ 2.5      8.7%

      Depreciation and Amortization
       Expense                               30.4     25.4      5.0     19.7

       G & A Expenses                         6.6      5.6      1.0     17.9

       G & A Expenses as % of
         Rental Revenues                      3.9%     3.8%

      Capitalized Interest                $   5.4   $  5.0


     Interest expense increased due to a higher total average outstanding debt balance in the first quarter of 2000. This increase is the net effect of additions to interest expense from additional note offerings, which occurred during the second quarter of 1999, offset by lower balances in the Operating Partnership's unsecured short-term borrowings and a slight increase in interest capitalized in relation to the Developments that the Operating Partnership had in process. The average outstanding debt for the three months was $2.0 billion in 2000 compared to $1.9 billion in 1999.

     Depreciation and amortization expense increased by $5.0 million for the three month period ended March 31, 2000, compared with the same period in 1999, due primarily to the 1999 Acquisitions and the Developments.

     General and administrative expenses increased by $1.0 million for the three month period ended March 31, 2000 as compared with the same period in 1999, primarily as a result of increases in salaries given current wage pressures experienced on the West Coast. General and administrative expenses during 2000 have, however remained consistent with 1999 levels on a percentage of revenue basis.

                                          THREE MONTHS ENDED MARCH 31,
                                       -----------------------------------
                                                               CHANGE
                                                          ----------------
                                          2000     1999    $          %
                                       --------- -------- ------- --------
     Income from Operations before
       Disposition of Real Estate and
       Minority Interests                $ 53.3    $ 47.6   $ 5.7   12.0%

     The increase in income from operations before disposition of real estate and minority interests of $5.7 million for the three month period ended March 31, 2000 is principally due to rent increases in the 1999 Core Portfolio, 1999 Acquisitions and the Developments.

     During the first quarter of 2000, the Operating Partnership recorded gains on the dispositions of two land parcels and four industrial properties totaling $22.2 million (see Note 3 to the consolidated statements).

LIQUIDITY AND CAPITAL RESOURCES

     For the quarter ended March 31, 2000, the Operating Partnership generated $96.3 million in cash flows from operating activities. These cash flows were primarily generated by net income provided by its operating properties. The cash flows from investing activities of ($56.2) million was the net effect of the additions of real estate assets offset by proceeds from the disposition of assets. The cash flows from financing activities of ($45.7) million can be attributed to the payments of partners distributions. During the first three months of 2000, net cash provided by financing activities consisted of net borrowings of approximately $10.0 million under its Facility and principal payments of $4.0 million on mortgage loans. Payments of partners distributions increased by $2.3 million due to a 14.8% increase in the operating partnership unit distribution rate to $.70 per share and unit for 2000 from $.61 per unit in 1999, as well as a higher number of units outstanding.

     The principal sources of funding for acquisitions, development, expansion and renovation of the properties and debt maturities are the Operating Partnership's unsecured short-term borrowings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, proceeds from dispositions, the assumption of secured debt on properties acquired and cash flow provided by operations. The Operating Partnership believes that its liquidity and its ability to access capital and proceeds from disposition of non-strategic assets are adequate to continue to meet liquidity requirements for the foreseeable future.

     At March 31, 2000, the Operating Partnership had no material commitments for capital expenditures related to the renewal or re-leasing of space. The Operating Partnership believes that the cash provided by operations and its Facility provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

     As of March 31, 2000, the Operating Partnership had $1.8 billion of investment grade rated unsecured debt securities outstanding. The debt securities have interest rates which vary from 6.65% to 8.00%, and maturity dates which range from 2000 to 2027. The Operating Partnership is currently in compliance with all of the covenants in the unsecured note agreements.

     The Operating Partnership has a $250.0 million Unsecured Line of Credit Facility, or Facility, bearing interest at the London Interbank Offering Rate plus .80%. The Facility matures in August 2001 and has a competitive bid option that allows the Operating Partnership to request bids from the lenders for advances up to $150.0 million. At March 31, 2000, the Operating Partnership had $73.0 million outstanding under the Facility. The Facility is subject to financial covenants concerning leverage, interest coverage and certain other ratios. The Operating Partnership is currently in compliance with all of the covenants in the Facility.

     In addition to the unsecured debt securities and the Facility, the Operating Partnership has $93.3 million of secured indebtedness (the "Mortgages") at March 31, 2000. The Mortgages have interest rates varying from 7.00% to 9.88% and maturity dates from 2001 to 2013. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. The Operating Partnership also has $9.7 million of assessment bonds outstanding as of March 31, 2000.

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

     Pursuant to the National Association of Real Estate Investment Trusts revised definition of Funds from Operations, the Operating Partnership calculates Funds from Operations by adjusting net income before minority interest, calculated in accordance with GAAP, for certain non-cash items, principally the amortization and depreciation of real property and for partners on shares and other equity interests that are not convertible into shares of Common Stock. The Operating Partnership does not add back the depreciation of corporate items, such as computers or furniture and fixtures, or the amortization of deferred financing costs or debt discount. However, the Operating Partnership eliminates the effect of straight-line rents, as defined under GAAP, in its FFO calculation, as management believes this presents a more meaningful picture of rental income over the reporting period.

     Funds from Operations per unit is calculated based on weighted average units outstanding, assuming the conversion of all shares of dilutive Series A Preferred Stock, and all Operating Partnership units outstanding into shares of Common Stock and including the dilutive effect of stock option equivalents computed using the treasury stock method.

                       STATEMENT OF FUNDS FROM OPERATIONS
                             (amounts in thousands)

                                                                      Three Months Ended
                                                                      ------------------
                                                                March 31, 2000   March 31, 1999
                                                                --------------   --------------
Income from operations before disposition of real estate
and minority interests:                                            $  53,257       $  47,594
Partners on Series B Preferred Stock                                  (2,510)         (2,510)
Partners on Series C Preferred Stock                                  (2,953)         (2,953)
Partners on Series E Preferred Stock                                  (2,000)         (2,000)
Distributions on Preferred Operating Partnership Units                (1,441)         (2,527)
                                                                   ---------       ---------
  Income from Operations after Series B, C and E
   partners,                                                          44,353          37,604
                                                                   ---------       ---------
  and Preferred Operating Partnership Unit distributions
Add:
  Depreciation and Amortization                                       30,064          25,102
  Other, net                                                             422              38
                                                                   ---------       ---------
    Funds from Operations before Straight-line rent                   74,839          62,744
                                                                   ---------       ---------
  Straight-line rent                                                  (2,420)         (2,548)
                                                                   ---------       ---------
  Funds from Operations                                            $  72,419       $  60,196
                                                                   =========       =========

Weighted average diluted unit equivalents outstanding                 76,141          73,919
                                                                   =========       =========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Operating Partnership uses fixed and variable rate debt to finance its operations. The information below summarizes the Operating Partnership's market risks associated with debt outstanding as of March 31, 2000. The following table presents principal cash flows and related weighted average interest rates by year of maturity.

                             EXPECTED MATURITY DATE
                                 (in millions)

                              2000        2001        2002        2003        2004      THEREAFTER     TOTAL
                              ----        ----        ----        ----        ----      ----------     -----
Fixed Rate Debt (1)          $100.0      $151.3      $110.0           -      $ 300.0     $1,268.5     $1,929.8
Average Interest Rate          6.65%       7.22%       6.95%          -         6.83%        7.29%        7.16%
Variable Rate Debt (2)            -      $ 73.0           -           -            -            -       $ 73.0
Average Interest Rate             -        6.77%          -           -            -            -         6.77%

(1)  Represents 96.4% of all debt outstanding.
(2)  Represents 3.6% of all debt outstanding.

The carrying amount of the Operating Partnership's debt approximates fair value. The Operating Partnership's fixed and variable rate debt is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." At March 31, 2000, the Operating Partnership had no interest rate caps or swaps.

PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

          The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

      Exhibit Number

      27.1     Financial Data Schedule (EDGAR Filing Only)

     (B)  Reports on Form 8-K

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                       Spieker Properties, L.P.
                                       (Registrant)




Dated: May 12, 2000                    /s/  Elke Strunka
                                       -----------------------------
                                       Elke Strunka
                                       Vice President and
                                       Principal Accounting Officer

                                 EXHIBIT INDEX


Exhibit
  No.        Description
-------      -----------
 27.1        Financial Data Schedule