Form 10-Q
period 2000-06-30
SPIEKER PROPERTIES L P
filed 2000-08-14
CIK 1002575

                                 SECURITIES AND EXCHANGE COMMISSION

                                       WASHINGTON, D.C. 20549
                                              FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       COMMISSION FILE NUMBER 33-98372-01


                            SPIEKER PROPERTIES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 CALIFORNIA                               94-3188774
       -------------------------------                   -------------
       (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                 Identification No.)


     2180 SAND HILL ROAD, MENLO PARK, CA                     94025
   ----------------------------------------                ----------
   (Address of principal executive offices)                (Zip code)

                                 (650) 854-5600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No [ ].


Page 1 of 21
Exhibit Index is located on Page 20.

                            SPIEKER PROPERTIES, L.P.

               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                                          Page No.
   Item 1. Financial Statements (unaudited) ........................................................       3

           Consolidated Balance Sheets as of June 30, 2000, and December 31, 1999 ..................       4
           Consolidated Statements of Operations for the Three months and Six months ended
             June 30, 2000 and 1999 ................................................................       6
           Consolidated Statement of Partners' Capital for the Six months ended June 30, 2000 ......       7
           Consolidated Statements of Cash Flows for the Six months ended
             June 30, 2000 and 1999 ................................................................       8
           Notes to Consolidated Financial Statements ..............................................       9

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ...      14

   Item 3. Quantitative and Qualitative Disclosures About Market Risk ..............................      19

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K ........................................................      20
   Signatures ......................................................................................      21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


Attached are the following unaudited consolidated financial statements of Spieker Properties, L.P. (the "Operating Partnership"):

        (i)     Consolidated Balance Sheets as of June 30, 2000, and December
                31, 1999

        (ii) Consolidated Statements of Operations for the Three months and Six months ended June 30, 2000 and 1999

        (iii) Consolidated Statement of Partners' Capital for the Six months ended June 30, 2000

        (iv) Consolidated Statements of Cash Flows for the Six months ended June 30, 2000 and 1999

        (v)     Notes to Consolidated Financial Statements

The financial statements referred to above should be read in conjunction with the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, and report on Form 10-Q for the quarterly period ended March 31, 2000.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2000, AND DECEMBER 31, 1999
                        (unaudited, dollars in thousands)

                                     ASSETS


                                                                                     June 30, 2000   December 31, 1999
                                                                                     -------------   -----------------
INVESTMENTS IN REAL ESTATE
  Land, land improvements and leasehold interests                                     $   829,464       $   816,136
  Buildings and improvements                                                            3,286,873         3,174,430
  Construction in progress                                                                192,974           180,407
                                                                                      -----------       -----------
                                                                                        4,309,311         4,170,973
  Less - Accumulated depreciation                                                        (353,110)         (316,240)
                                                                                      -----------       -----------
                                                                                        3,956,201         3,854,733
                                                                                      -----------       -----------
  Land held for investment                                                                109,664           125,356
  Investments in mortgages                                                                 11,154            18,725
  Properties held for disposition, net                                                    132,148            89,220
                                                                                      -----------       -----------

     Net investments in real estate                                                     4,209,167         4,088,034

CASH AND CASH EQUIVALENTS                                                                  52,820            17,114

ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts of
  $1,998 as of June 30, 2000 and $2,139 as of December 31, 1999                             5,392             4,846

DEFERRED RENT RECEIVABLE                                                                   28,753            22,911

RECEIVABLE FROM AFFILIATES                                                                     31               144

DEFERRED FINANCING AND LEASING COSTS, net of accumulated amortization of $25,339
  as of June 30, 2000 and $20,901 as of December 31, 1999                                  64,294            59,655

FURNITURE, FIXTURES AND EQUIPMENT, net                                                      5,572             5,107

PREPAID EXPENSES, DEPOSITS ON PROPERTIES AND OTHER ASSETS                                  22,791            50,091

INVESTMENT IN AFFILIATES                                                                   20,506            20,583
                                                                                      -----------       -----------
                                                                                      $ 4,409,326       $ 4,268,485
                                                                                      ===========       ===========


 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2000, AND DECEMBER 31, 1999
                       (unaudited, dollars in thousands)

                        LIABILITIES AND PARTNERS' CAPITAL


                                                                 June 30, 2000   December 31, 1999
                                                                 -------------   -----------------
DEBT
  Unsecured notes                                                  $1,836,500      $1,836,500
  Short-term borrowings                                               145,494          63,012
  Mortgage loans                                                       89,175          97,331
                                                                   ----------      ----------
  Total debt                                                        2,071,169       1,996,843
                                                                   ----------      ----------

ASSESSMENT BONDS PAYABLE                                                8,754          10,172
ACCOUNTS PAYABLE                                                       16,382          13,548
ACCRUED REAL ESTATE TAXES                                               2,824           2,628
ACCRUED INTEREST                                                       34,418          28,634
UNEARNED RENTAL INCOME                                                 35,411          33,244
PARTNERS' DISTRIBUTIONS PAYABLE                                        54,797          46,977
OTHER ACCRUED EXPENSES AND LIABILITIES                                 78,062          76,192
                                                                   ----------      ----------
  Total liabilities                                                 2,301,817       2,208,238
                                                                   ----------      ----------

PARTNERS' CAPITAL:
  General Partner, $381,250 preferred liquidation preference
    as of June 30, 2000 and December 31, 1999                       1,835,436       1,793,445
  Limited Partners, $75,000 preferred liquidation preference          272,073         266,802
                                                                   ----------      ----------
  Total Partners' Capital                                           2,107,509       2,060,247
                                                                   ----------      ----------
                                                                   $4,409,326      $4,268,485
                                                                   ==========      ==========


 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
             (unaudited, dollars in thousands, except share amounts)


                                                            Three Months Ended              Six Months Ended
                                                                 June 30                         June 30
                                                        -------------------------       -------------------------
                                                          2000            1999            2000            1999
                                                        ---------       ---------       ---------       ---------
REVENUES:
  Rental income                                         $ 182,097       $ 156,895       $ 349,511       $ 306,109
  Interest and other income                                 1,932           1,838           4,031           3,272
                                                        ---------       ---------       ---------       ---------
                                                          184,029         158,733         353,542         309,381
                                                        ---------       ---------       ---------       ---------
OPERATING EXPENSES:
  Rental expenses                                          37,902          35,773          73,412          67,414
  Real estate taxes                                        12,958          11,493          25,455          23,047
  Interest expense, including amortization of
   deferred financing costs                                33,423          29,905          64,687          58,710
  Depreciation and amortization                            31,404          27,100          61,820          52,504
  General and administrative expenses                       7,006           5,746          13,575          11,396
                                                        ---------       ---------       ---------       ---------
                                                          122,693         110,017         238,949         213,071
                                                        ---------       ---------       ---------       ---------
  Income from operations before disposition of
   real estate                                             61,336          48,716         114,593          96,310
                                                        ---------       ---------       ---------       ---------

GAIN ON DISPOSITION OF REAL ESTATE                         15,468           4,665          37,677           9,831
                                                        ---------       ---------       ---------       ---------

  Net Income                                               76,804          53,381         152,270         106,141
                                                        ---------       ---------       ---------       ---------

  Preferred Operating Partnership Unit
   Distributions                                           (1,442)         (2,397)         (2,883)         (4,924)

  Preferred Dividends:
  Series A Preferred Stock                                   (853)           (744)         (1,707)         (1,488)
  Series B Preferred Stock                                 (2,510)         (2,510)         (5,020)         (5,020)
  Series C Preferred Stock                                 (2,953)         (2,953)         (5,906)         (5,906)
  Series E Preferred Stock                                 (2,000)         (2,000)         (4,000)         (4,000)
                                                        ---------       ---------       ---------       ---------
  Net income available to General and Limited
   Partners                                             $  67,046       $  42,777       $ 132,754       $  84,803
                                                        =========       =========       =========       =========
  General Partner                                       $  58,995       $  37,509       $ 116,803       $  74,345
  Limited Partners                                          8,051           5,268          15,951          10,458
                                                        ---------       ---------       ---------       ---------
        Total                                           $  67,046       $  42,777       $ 132,754       $  84,803
                                                        =========       =========       =========       =========

NET INCOME PER COMMON OPERATING PARTNERSHIP UNIT
  Net Income - basic                                    $     .90       $     .59       $    1.79       $    1.17
                                                        =========       =========       =========       =========
  Net Income - diluted                                  $     .88       $     .59       $    1.76       $    1.16
                                                        =========       =========       =========       =========

DISTRIBUTION PER COMMON OPERATING PARTNERSHIP UNIT
  General Partner                                       $     .70       $     .61       $    1.40       $    1.22
                                                        =========       =========       =========       =========
  Limited Partners                                      $     .70       $     .61       $    1.40       $    1.22
                                                        =========       =========       =========       =========


 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                        (unaudited, dollars in thousands)


                                              General           Limited
                                              Partner          Partners          General           Limited
                                               Units            Units            Partner           Partners           Total
                                            -----------      -----------       -----------       -----------       -----------
BALANCE AT DECEMBER 31, 1999                 64,961,052        8,822,915       $ 1,793,445       $   266,802       $ 2,060,247

 Conversion of Operating Partnership
   Units to Common Stock                        184,406         (184,406)            7,533            (4,095)            3,438
 Acquisition of property with Operating
   Partnership Units                                  -          222,888                 -             8,638             8,638
 Restricted Stock Grant                          86,004                -             3,179                 -             3,179
 Restricted Stock Grant - Deferred
   Compensation                                       -                -            (3,179)                -            (3,179)
 Exercise of Stock Options                      156,029                -             4,466                 -             4,466
 Amortization of deferred compensation                -                -             1,836                 -             1,836
 Allocation to Operating Partnership
   interest                                           -                -             2,716            (2,716)                -
 Partner common and preferred
   distributions                                      -                -          (107,996)          (15,390)         (123,386)
 Net Income                                           -                -           133,436            18,834           152,270
                                            -----------      -----------       -----------       -----------       -----------
BALANCE AT JUNE 30, 2000                     65,387,491        8,861,397       $ 1,835,436       $   272,073       $ 2,107,509
                                            ===========      ===========       ===========       ===========       ===========


 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                        (unaudited, dollars in thousands)


                                                                       Six Months Ended
                                                                            June 30
                                                                   -------------------------
                                                                     2000            1999
                                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                       $ 152,270       $ 106,141
  Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization                                       61,820          52,504
  Amortization of deferred financing costs                             1,087           1,204
  Loss from affiliate                                                     77              99
  Non-cash compensation                                                1,836             492
  Gain on disposition of real estate                                 (37,677)         (9,831)
  (Increase) decrease in accounts receivable and other assets         (5,337)             14
  Decrease (increase) in receivable from affiliates                      112             (45)
  Decrease in assessment bonds payable                                  (506)           (472)
  Increase (decrease) in accounts payable and other accrued
   expenses and liabilities                                            5,872         (12,648)
  Increase in accrued real estate taxes                                  196             348
  Increase in accrued interest                                         5,784           7,856
                                                                   ---------       ---------
     Net cash provided by operating activities                       185,534         145,662
                                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties                                           (217,747)       (168,396)
  Reductions (additions) to deposits on properties, net               28,596         (14,142)
  Proceeds from investments in mortgages                               7,571               -
  Additions to leasing costs                                         (11,792)         (6,718)
  Proceeds from disposition of real estate                            80,394          63,615
  Distributions from affiliates                                            -             134
                                                                   ---------       ---------
     Net cash used for investing activities                         (112,978)       (125,507)
                                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt                                                 102,493         535,000
  Payments of financing fees, net of hedging proceeds                      -          (1,279)
  Payments on debt                                                   (28,242)       (430,859)
  Payments of distributions                                         (115,567)       (109,548)
  Capital contributions - stock options exercised                      4,466           2,069
                                                                   ---------       ---------
     Net cash used for financing activities                          (36,850)         (4,617)
                                                                   ---------       ---------

     Net increase in cash and cash equivalents                        35,706          15,538

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      17,114           4,916
                                                                   ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  52,820       $  20,454
                                                                   =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for interest                                           $  67,788       $  49,617


 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                        (unaudited, dollars in thousands)


1.      ORGANIZATION AND BASIS OF PRESENTATION

        As used herein, the terms "we", "us", "our", or the "Operating Partnership" refer to Spieker Properties, L.P., a California limited partnership, was formed on November 10, 1993 and commenced operations on November 19, 1993, when Spieker Properties, Inc., the general partner in the Operating Partnership, completed its initial public offering on November 18, 1993. As of June 30, 2000, Spieker Properties, Inc. owned an approximate 88.1% general and limited partnership interest in the Operating Partnership.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Consolidation

        Our consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of June 30, 2000, and December 31, 1999, and its consolidated results of operations and cash flows for the three and six months ended June 30, 2000 and 1999. Our investment in Spieker Northwest, Inc., an unconsolidated Preferred Stock subsidiary, and our investment in Spieker Griffin/W9 Associates, LLC are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

        Interim Financial Information

        The consolidated financial statements as of, and for the three and six months ended June 30, 2000 and 1999, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in management's opinion, include all adjustments necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to SEC rules or regulations; however, we believe that adequate disclosures have been made.

        The interim results for the three and six months ended June 30, 2000 and 1999, are not necessarily indicative of results for the full year. We suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999 and Form 10-Q for the three month period ended March 31, 2000.

        Land Held for Investment

        Construction in progress costs related to land parcels that are either held for investment or are in the design and approval process as of June 30, 2000, were approximately $22.6 million.

        Net Income Per Unit

        Per unit amounts are computed using the weighted average units outstanding during the period. Additionally, earnings used in the calculation are reduced by dividends owed to Series A, B, C and E preferred stockholders, and Preferred Operating Partnership unit holders. The diluted weighted average units outstanding include the dilutive effect of options and Series A Preferred Stock. The Series A Preferred Stock was dilutive in all periods except for the six months period ended June 30, 1999 when it was antidilutive. The basic and diluted weighted average general partner units and limited partner units outstanding for the three and six months ended June 30, 2000 and 1999 are as follows:

                                  Basic Weighted Average   Diluted Weighted Average
                                   General Partner Units    General Partner Units
                                  ----------------------   ------------------------
Three Months Ended:
  June 30, 2000                            65,302,786        67,977,790
  June 30, 1999                            63,322,217        65,363,882

Six Months Ended:
  June 30, 2000                            65,187,053        67,612,848
  June 30, 1999                            63,272,990        65,206,549


                                  Basic Weighted Average   Diluted Weighted Average
                                   Limited Partner Units    Limited Partner Units
                                  ----------------------   ------------------------
Three Months Ended:
  June 30, 2000                             8,911,970         8,911,970
  June 30, 1999                             8,869,267         8,869,267

Six Months Ended:
  June 30, 2000                             8,902,511         8,902,511
  June 30, 1999                             8,870,087         8,870,087


        Reclassifications

        Certain items in the 1999 financial statements have been reclassified to conform to the 2000 presentation with no effect on results of operations.

        Use of Estimates

        The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.      ACQUISITIONS AND DISPOSITIONS

        Acquisitions

        We acquired the following properties, referred to as the "2000 Acquisitions", during the six months ended June 30, 2000.


                                                                  Property   Total Rentable    Initial
Project Name                       Region - Location               Type (1)   Square Feet     Cost (2)
----------------         ----------------------------------       ---------  --------------   --------
Larkspur Landing         Peninsula/North Bay - Larkspur, CA           O         189,040         $42,173
Quadrant Plaza           Pacific Northwest - Bellevue, WA             O         145,585          33,465
I-90 Bellevue I&II       Pacific Northwest - Bellevue, WA             O         134,235          27,745
                                                                                -------        --------
                                                                                468,860        $103,383
                                                                                =======        ========

        (1)     "O" indicates office property.

        (2) Represents the initial acquisition costs of the properties excluding any additional repositioning costs.

        In addition to the projects listed above, we acquired an asset to be redeveloped in Southern California at an initial cost of $11,500 during the first quarter of 2000. In the second quarter of 2000 we acquired one parcel of land for development in the East Bay at an initial cost of $2,952.

        During the six months ended June 30, 1999, we acquired three office properties totaling 445,935 square feet at an initial cost of $67,164. In addition, we acquired one parcel of land for development at an initial cost of $35,565.

        Dispositions

        We disposed of the following properties, referred to as the "Dispositions", during the six months ended June 30, 2000.


                                                                                 Property   Total Rentable
    Project Name                        Region - Location                        Type (1)     Square Feet
    --------------------------------    ------------------------------------    ----------  --------------
    12 Upper Ragsdale                   Silicon Valley - Monterey, CA               I         17,592
    Cascade Commerce Park               Pacific Northwest - Seattle, WA             I        340,125
    City Commerce Park                  Pacific Northwest - Seattle, WA             I        179,413
    Commerce Park West                  East Bay/Sacramento - Sacramento, CA        I         75,000
    Commerce Park West III              East Bay/Sacramento - Sacramento, CA        L              -  (2)
    Front Street                        East Bay/Sacramento - Sacramento, CA        I         47,322
    Sea Tac Industrial Park             Pacific Northwest - Seattle, WA             I        186,259
    Vasco Landing                       East Bay/Sacramento - Livermore, CA         L              -  (3)
    Woodinville Corporate Center I      Pacific Northwest - Woodinville, WA         I        170,793
    Woodinville Corporate Center III    Pacific Northwest - Woodinville, WA         I        250,502


                (1)     I- Industrial; L- Land.

                (2)     Represents sale of approximately 4.7 acres.

                (3)     Represents sale of approximately 0.8 acres.

        The gross proceeds for land and property dispositions were $36,831 for the three months ended June 30, 2000, and $82,649 for the six months ended June 30, 2000. Cash proceeds, net of closing costs, received from the dispositions were $35,810 for the three months ended June 30, 2000 and $80,394 for the six months ended June 30, 2000. These proceeds were used to fund our recent acquisitions. Gain recognized on disposition of real estate was $15,468 for the three months ended June 30, 2000, and $37,677 for the six months ended June 30, 2000.

        During the three months ended June 30, 1999, the gross proceeds for the land and property dispositions were $28,423 and $70,843 for the six months ended June 30, 1999. Included in the proceeds were $5,170 recognized in the first quarter of 1999 for a condemnation gain. Cash proceeds, net of closing costs, received from the disposition of the properties and land were $22,347 for the three months ended June 30, 1999 and $63,615 for the six months ended June 30, 1999.

4.      TRANSACTIONS WITH AFFILIATES

        Revenues and Expenses

        We received $132 for the three months and $445 for the six months ended June 30, 2000, and $263 for the three months and $600 for the six months ended June 30, 1999, for management services provided to certain properties that are controlled and operated by either Spieker Northwest, Inc., Spieker Griffin/W9 Associates, LLC, or Spieker Partners. Certain officers of Spieker Properties, Inc. are partners in Spieker Partners.

        Receivable From Affiliates

        The $31 receivable from affiliates at June 30, 2000, and the $144 at December 31, 1999, represent management fees and reimbursements due from Spieker Northwest, Inc., Spieker Griffin/W9 Associates, LLC, and Spieker Partners.

        Investments in Mortgages

        Investments in Mortgages of $11,154 at June 30, 2000 and $18,725 at December 31, 1999, are loans to Spieker Northwest, Inc., or SNI. The loans are secured by deeds of trust on real property, bear interest at 8.5%, and mature in 2012. Interest income on the notes of $342 for the three months ended and $684 for the six months ended June 30, 2000, are included in interest and other income.

        Investment in Affiliates

        The investment in affiliates includes an investment in SNI. We own 95% of the non-voting Preferred Stock of SNI. Certain senior officers and one former officer of the Operating Partnership own 100% of the voting stock of SNI. At June 30, 2000, SNI owned 153,209 square feet of office and industrial property located in California. SNI also owns 1 parcel of land totaling 3.4 acres. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

        Additionally, investment in affiliates includes the 50.0% common interest in Spieker Griffin/W9 Associates, LLC. During the second quarter of 2000, our 37.5% preferred interest in Spieker Griffin/W9 Associates, LLC. was converted to common interest. This conversion brings our total common interest in Spieker Griffin/W9 Associates, LLC. to 50%. Spieker Griffin/W9, Associates LLC. owns a 535,000 square foot office complex, located in Orange County, California, which we manage.

5.      PROPERTIES HELD FOR DISPOSITION

        We continue to review our portfolio and our long-term strategy for properties. Over time, we will dispose of assets that do not have a strategic fit within the portfolio. Included in properties held for disposition of $132,148 at June 30, 2000, are fourteen properties and three land parcels. One industrial property is located in the Pacific Northwest. Three industrial properties, one office property, and one land parcel are located in Southern California. Nine industrial properties and two land parcels are located in Northern California.

        The following summarizes the condensed results of operations for the properties held for disposition at June 30, 2000 for the six months ended June 30, 2000 and 1999.


                                              2000              1999
                                         ------------      ------------
Revenues                                 $     10,021      $      9,282
Property Operating Expenses (1)                 2,190             2,212
                                         ------------      ------------
Net Operating Income                     $      7,831      $      7,070
                                         ============      ============


                (1) Property Operating Expenses includes property related rental expenses and real estate taxes.


6.      DEBT


                                                                               JUNE 30,      DECEMBER 31,
                                                                                2000             1999
                                                                            ------------     ------------
Unsecured investment grade notes, fixed interest rates varying
   from 6.65% to 8.00%, payable semi-annually, due from 2000 to 2027        $  1,836,500     $   1,836,500
Short-term borrowings, variable interest rates ranging from LIBOR
   plus 0.80% to LIBOR plus 1.25%, due 2001 to 2003                              145,494            63,012
Mortgage loans, fixed interest rates varying from 7.00% to 9.88%,
   due 2001 to 2013 (1)                                                           89,175            97,331
                                                                            ------------      ------------
                                                                            $  2,071,169      $  1,996,843
                                                                            ============      ============


                (1) Mortgage loans generally require monthly principal and interest payments.


        Short-term borrowings include a $250,000 unsecured Line of Credit, or the Facility, which matures in August 2001. The Facility carries interest at the London Interbank Offering Rate, referred to as LIBOR, plus 0.80%. The one-month LIBOR at June 30, 2000, was 6.65%. The Facility also includes an annual administrative fee of $50 and an annual Facility fee of 0.20%. As of June 30, 2000, the amount drawn on the Facility was $133,000.

        As of June 30, 2000, the short-term borrowings also include a $100,000 secured Development Facility, which matures in May 2003. The Development Facility carries interest at the London Interbank Offering Rate plus 1.25%. The Development Facility includes an annual administrative fee of $35 and an unused Facility fee of 0.25%. As of June 30, 2000, the amount drawn on the Development Facility was $12,494.

        Both the Facility and the Development Facility are subject to financial covenants concerning leverage, interest coverage and certain other ratios. We are currently in compliance with all of the covenants on both the Facilities.

        Our unsecured investment grade notes are subject to financial covenants concerning leverage, interest coverage and certain other ratios. We are currently in compliance with all of the covenants in the unsecured note agreements governing this indebtedness.

                              THREE MONTHS              SIX MONTHS
                              ENDED JUNE 30,           ENDED JUNE 30,
                          --------------------      --------------------
                           2000         1999          2000        1999
                          -------      -------      -------      -------
Capitalized Interest      $ 4,055      $ 5,652      $ 9,444      $10,674

7.      PARTNERS' DISTRIBUTIONS PAYABLE

        The distributions payable at June 30, 2000, and December 31, 1999, represent amounts payable to the partners of record. The unit holders of record are as follows:

                                        June 30, 2000     December 31, 1999
                                        -------------     -----------------
Units:
     General Partner                      65,387,491         64,961,052
     Limited Partner                       8,861,397          8,822,915
     Series A Preferred                    1,000,000          1,000,000
     Series B Preferred                    4,250,000          4,250,000
     Series C Preferred                    6,000,000          6,000,000
     Series D Preferred                    1,500,000          1,500,000
     Series E Preferred                    4,000,000          4,000,000

8.      SEGMENT INFORMATION

        We have five reportable segments: Pacific Northwest; East Bay/Sacramento, California; Peninsula/North Bay, California; Silicon Valley, California; and Southern California. Each region has a Regional President who is directly responsible for managing all phases of the region's operations including acquisition, development, leasing and property management. Each reportable segment includes both office and industrial properties which are leased to tenants engaged in various types of businesses. The accounting policies for the five regions are the same as those described in the summary of significant accounting policies. We evaluate performance based upon the combined net operating income of the properties in each segment. Each of the five operating regions consists of differing mixes of office and industrial properties. The rental income and net operating income for the regions are not comparable, given the differing mixes of properties within the regions.

        During the first quarter of 2000, the North-East Bay/Sacramento region was split into two regions. The two new regions are now called East Bay/Sacramento and Peninsula/North Bay. The 1999 rental income and net operating income disclosure below has been restated to reflect these new regions. Significant information for the reportable segments for the six months ended June 30, 2000 and 1999, is as follows:

                                        Pacific        East Bay/       Peninsula/      Silicon         Southern
                                       Northwest     Sacramento(1)     North Bay(1)     Valley         California       Total
                                       ---------     -------------     ------------     ------         ----------       -----
2000 Rental Income                     $  67,521       $  58,768       $  42,490       $  82,528       $  98,204      $ 349,511
1999 Rental Income                        65,964          45,919          34,700          71,356          88,170        306,109
2000 Net Operating Income (2)             47,673          42,014          30,335          65,533          65,089        250,644
1999 Net Operating Income (2)             47,050          31,758          24,163          55,707          56,970        215,648
2000 Additions to Properties (3)(4)       61,210              --          42,173              --              --        103,383
2000 Reductions to Properties (3)        (34,257)         (6,869)             --            (864)             --        (41,990)

        (1) The basis of the assets transferred from the split of the North-Eastbay/Sacramento region was approximately $803,710 to the East Bay/Sacramento region and $477,242 to the Peninsula/NorthBay Region.

        (2) Net operating income for the properties is calculated by subtracting property related rental expenses and real estate taxes from rental income on the accompanying consolidated statements of operations.

        (3) See Note 3 to the consolidated financial statements for the related square footage by region of the additions and reductions to properties.

        (4) Represents the initial acquisition costs of the properties excluding any additional repositioning costs.

9.      SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                   --------------------
                                                                                    2000         1999
                                                                                   -------      -------
Increase to land and assessment bonds payable                                      $    34      $    82
Write-off of fully depreciated property                                              9,376        3,476
Write-off of fully depreciated furniture, fixtures and equipment                       487          191
Write-off of fully amortized deferred financing and leasing costs                    1,576          767
Restricted Stock grants, net of amortization                                         1,343        3,473
Issuance of Limited Partnership Units for property acquisitions                      8,638            -
Debt assumed in relation to property acquisitions                                        -       29,475
Operating Partnership unit conversion to Common Stock                                7,533            -

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those risks and special considerations set forth in our other SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        RESULTS OF OPERATIONS

        The following comparison is of our consolidated operations for the three and six month periods ended June 30, 2000, as compared to the corresponding periods ended June 30, 1999 (amounts in tables are presented in millions).

                                      THREE MONTHS ENDED JUNE 30,
                            ----------------------------------------------
    Rental Revenues                                          CHANGE
                                                      --------------------
                             2000         1999           $            %
                            ----------------------------------------------
   1999 Core Portfolio      $162.3       $146.7       $ 15.6          10.6%
   1999 Acquisitions           4.3          1.8          2.5         138.9
   2000 Acquisitions           2.7            -          2.7
   Developments               12.1          2.4          9.7         404.2
   Dispositions                0.7          6.0         (5.3)        (88.3)
                            ----------------------------------------------
                            $182.1       $156.9       $ 25.2          16.1%
                            ==============================================

Average Occupancy Rate        96.9%        96.1%
                            ======       ======

        For the quarter ended June 30, 2000, rental revenues increased by $25.2 million. $15.6 million, or 61.9%, of the rental revenue increase is generated by the "1999 Core Portfolio", defined as properties owned at January 1, 1999 and still owned at June 30, 2000. The increase in the 1999 Core Portfolio revenue was attributable to higher rental rates realized on the renewal and re-leasing of our rentable space and a slight increase in occupancies. During the quarter, we completed 414 lease transactions for the renewal and re-lease of approximately 2.5 million square feet of second generation space. Rollover effective rent growth on these leases was, on average, 68.1% higher than the previous rents received on those same spaces. This rent growth is the measurement of the difference between effective (average) rents on new and renewed leases as compared to the expiring coupon rent on those same spaces. Lease terms on leases signed during the quarter were 69.1 months on a weighted average basis.

        The Developments contributed $9.7 million, or 38.5%, to the rental revenue increase over the same period last year. The Developments include both properties completed and added to our portfolio of stabilized properties, as well as properties currently in the development pipeline. We consider properties "stabilized" at the earlier of eighteen months after shell completion or when a 95.0% occupancy rate has been reached. During the three months ended June 30, 2000 we stabilized eight properties consisting of approximately 1.2 million square feet at estimated final costs of $197.5 million. Three of these properties stabilized earlier than planned and contributed to the increase in revenues. Our development pipeline at June 30, 2000, consists of eleven properties totaling approximately 2.1 million square feet and represents an estimated total cost of $461.2 million. The Developments were 73.0% preleased at June 30, 2000. Although certain properties in the development pipeline are shell complete and are partially occupied, they are not yet considered stabilized.

        The 2000 Acquisitions contributed $2.7 million of the increase in rental revenues over the same period last year. For the three months ended June 30, 2000, the Operating Partnership acquired one office property totaling 134,235 square feet for a total investment of $28.7 million. The property was acquired during the quarter and, as such, a full quarter's revenue and expense was not recognized during the period. As used herein, the term "total investment" represents the initial purchase price of acquisitions, plus projected costs of certain repositioning and rehab capital expenditures anticipated at the time of purchase.

        The 1999 Acquisitions contributed $2.5 million to the rental revenue increase over the same period last year. During 1999, we acquired five office properties totaling 807,037 square feet for a total investment of $134.3 million. The properties were acquired at various dates throughout the year therefore a full quarter's worth of revenue and expense may not be reflected in the three months ended June 30, 1999.

        The increases in rental revenues are partially offset by a decrease of $5.3 million attributable to properties which we disposed of during the three months ended June 30, 2000. The Dispositions took place at various dates during the quarter, therefore a full quarter's worth of revenues and expenses may not be reflected in the 2000 rental revenues. During the quarter we disposed of four properties totaling 618,976 square feet (See Note 3 to the consolidated statements). Two properties totaling 526,384 square feet represent the continuing disposition of approximately 3.6 million square feet of the Seattle industrial portfolio. To date, 3.3 million square feet of this portfolio have been disposed.

                                          SIX MONTHS ENDED JUNE 30,
                            --------------------------------------------------
                                                               CHANGE
                                                        ----------------------
Rental Revenues              2000          1999             $              %
                            --------------------------------------------------
   1999 Core Portfolio      $ 316.3       $ 288.1       $  28.2            9.8%
   1999 Acquisitions            8.4           2.4           6.0          250.0
   2000 Acquisitions            3.6             -           3.6              -
   Developments                19.1           2.3          16.8          730.4
   Dispositions                 2.1          13.3         (11.2)         (84.2)
                            --------------------------------------------------
                            $ 349.5       $ 306.1       $  43.4           14.2%
                            ==================================================
Average Occupancy Rate         96.9%         96.1%
                               ====          ====


        Rental revenues for the six months ended June 30, 2000 increased by $43.4 million. $28.2 million, or 65.0%, of the rental revenue increase is due to revenues generated by the 1999 Core Portfolio. The increase in the 1999 Core Portfolio revenue during the last six months was attributed to higher roll over rental rates realized on the renewal and re-leasing of second generation space and increases in occupancies. During the six months ended June 30, 2000, we completed 762 lease transactions for the renewal and re-lease of 4.7 million square feet of second generation space. On average, year-to-date, the new effective rates were 64.5% higher than the expiring coupon rent.

        The Developments contributed $16.8 million, or 38.7%, to the rental revenue increase for the six months ended June 30, 2000. The 1999 Acquisitions contributed $6.0 million to the rental revenue increase, and the 2000 Acquisitions contributed $3.6 million. During the six months ended June 30, 2000 we have acquired three office properties totaling 468,860 square feet for a total investment of $108.2 million. These increases in rental revenues are partially offset by a decrease of $11.2 million attributable to the Dispositions.

                                   THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                               ----------------------------------       ----------------------------------
                                                       CHANGE                                   CHANGE
                                                   --------------                           --------------
                               2000      1999       $         %         2000      1999       $         %
                               ----------------------------------       ----------------------------------
Interest and other Income      $1.9      $1.8      $0.1       5.6%      $4.0      $3.3      $0.7      21.2%

        Interest and other income during the comparable six month periods increased due to additional management fees collected from outside parties, and from interest income on deposits held in escrow from disposed properties. Average cash balances for the three month and six month periods ended June 30, 2000, were $30.2 million and $25.7, million and for 1999 were $27.6 million and $24.8 million.

                              THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                       ---------------------------------------       ---------------------------------------
                                                  CHANGE                                        CHANGE
                                             -----------------                             -----------------
Property Operating
 Expenses              2000       1999         $           %         2000       1999         $           %
                       ---------------------------------------       ---------------------------------------

Rental Expenses        $37.9      $35.8      $ 2.1         5.9%      $73.4      $67.4      $ 6.0         8.9%

Real Estate Taxes       13.0       11.5        1.5        13.0        25.5       23.1        2.4        10.4
                       ---------------------------------------       ---------------------------------------
                       $50.9      $47.3      $ 3.6         7.6%      $98.9      $90.5      $ 8.4         9.3%
                       =======================================       =======================================

                                       THREE MONTHS ENDED JUNE 30,                           SIX MONTHS ENDED JUNE 30,
                              ----------------------------------------------        --------------------------------------------
                                                               CHANGE                                              CHANGE
                                                        --------------------                                --------------------
Property Operating Expenses    2000         1999           $             %           2000        1999          $             %
---------------------------   ----------------------------------------------        --------------------------------------------
1999 Core Portfolio           $ 45.7       $ 44.5       $  1.2           2.7%       $ 89.6      $ 85.5      $  4.1           4.8%
1999 Acquisitions                1.3          0.6          0.7         116.7           2.6         0.7         1.9         271.4
2000 Acquisitions                0.7            -          0.7             -           1.1           -         1.1             -
Developments                     3.0          1.0          2.0         200.0           5.1         1.7         3.4         200.0
Dispositions                     0.2          1.2         (1.0)        (83.3)          0.5         2.6        (2.1)        (80.8)
                              ----------------------------------------------        --------------------------------------------
                              $ 50.9       $ 47.3       $  3.6           7.6%       $ 98.9      $ 90.5      $  8.4           9.3%
                              ==============================================        ============================================

Property Operating Expenses
as % Of Rental Revenues         28.0%        30.1%                                  28.3%         29.6%
                              ======       ======                                   ====         =====

        The overall increase in rental expenses and real estate taxes, collectively referred to as "property operating expenses", is primarily a result of the growth in the square footage of our portfolio of office properties, as well as higher compensation costs included in rental expenses. These increases are consistent with the increases in rental revenue.

        Rental revenues net of property operating expenses, referred to as "net operating income," are presented in the following table:

                                  THREE MONTHS ENDED JUNE 30,                       SIX MONTHS ENDED JUNE 30,
                         --------------------------------------------        --------------------------------------------
                                                         CHANGE                                            CHANGE
                         --------------------------------------------        --------------------------------------------
Net Operating Income      2000        1999          $             %           2000        1999          $             %
--------------------     --------------------------------------------        --------------------------------------------
1999 Core Portfolio      $116.6      $102.2      $ 14.4          14.1%       $226.7      $202.6      $ 24.1          11.9%
1999 Acquisitions           3.0         1.2         1.8         150.0           5.8         1.7         4.1         241.2
2000 Acquisitions           2.0           -         2.0             -           2.5           -         2.5             -
Developments                9.1         1.4         7.7         550.0          14.0         0.6        13.4        2233.3
Dispositions                0.5         4.8        (4.3)        (89.6)          1.6        10.7        (9.1)        (85.0)
                         --------------------------------------------        --------------------------------------------
                         $131.2      $109.6      $ 21.6          19.7%       $250.6      $215.6      $ 35.0          16.2%
                         ============================================        ============================================

                                         THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                 -----------------------------------------       --------------------------------------
                                                              CHANGE                                        CHANGE
                                                       -------------------                            -----------------
Other Expenses                   2000        1999          $           %         2000       1999         $           %
--------------                   -----------------------------------------       --------------------------------------
Interest Expense, including
  Amortization of Deferred
  Financing Costs                $33.4       $29.9       $ 3.5        11.7%      $64.6      $58.7      $ 5.9       10.1%
Depreciation and
  Amortization Expense            31.4        27.1         4.3        15.9        61.8       52.5        9.3       17.7
G & A Expenses                     7.0         5.7         1.3        22.8        13.6       11.4        2.2       19.3
G & A Expenses as %
  of Rental Revenues               3.8%        3.6%                                3.9%       3.7%
Capitalized Interest             $ 4.1       $ 5.7                               $ 9.4      $10.7

        Interest expense increased due to the net effect of; additions to interest expense from additional note offerings, which occurred during the second quarter of 1999, offset by lower balances in our unsecured short-term borrowings and a slight decrease in interest capitalized in relation to the Developments we had in process. The average outstanding debt for the three and six months ended June 30, 2000, was $2.0 billion and $2.0 billion, which was comparative to the three months in 1999 while for the six months ended June 30, 1999, the average outstanding debt was $1.9 billion.

        Depreciation and amortization expense increased by $4.3 million for the three month period and $9.3 million for the six month period ended June 30, 2000, compared with the same periods in 1999, due primarily to the 1999 Acquisitions and the Developments.

        General and administrative expenses increased by $1.3 million for the three month and $2.2 million for the six month period ended June 30, 2000, as compared with the same periods in 1999, primarily as a result of increases in salaries given current wage pressures experienced on the West Coast. General and administrative expenses during 2000 have, however, remained relatively consistent with 1999 levels on a percentage of revenue basis.


                                                 THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                        ------------------------------------------       ------------------------------------------
                                                                      CHANGE                                          CHANGE
                                                                ------------------                               ------------------
                                         2000        1999          $           %          2000        1999         $           %
                                        ------------------------------------------       ------------------------------------------
Income from operations
before  Disposition of Real Estate      $ 61.3      $ 48.7      $ 12.6        25.9%      $114.6      $ 96.3      $ 18.3        19.0%


        The increase in income from operations before disposition of real estate of $12.6 million for the three month period and $18.3 million for the six month period ended June 30, 2000 is principally due to rent increases in the 1999 Core Portfolio, 1999 Acquisitions and the Developments.

        During the first six months of 2000, we recorded gains on the dispositions of two land parcels and eight industrial properties totaling $37.7 million (see Note 3 to the consolidated statements).

        LIQUIDITY AND CAPITAL RESOURCES

        For the six months ended June 30, 2000, we generated $185.5 million in cash flows from operating activities. These cash flows were primarily generated by net income provided by our operating properties. The cash flows from investing activities of ($112.9) million was the net effect of the cost of additions of real estate assets offset by proceeds from the disposition of assets. The cash flows from financing activities of ($36.9) million can be attributed to the payments of dividends and distributions offset by additional borrowings. During the first six months of 2000, net cash used by financing activities included net borrowings of approximately $70.0 million under our Facility, $12.5 million under our Development Facility and principal payments of $8.2 million on mortgage loans. Payments of dividends and distributions increased by $6.0 million due to a 14.8% increase in common share dividends and operating partnership unit distributions to $1.40 per share and unit for the first six months in 2000 from $1.22 per share and unit in 1999, as well as a higher number of common shares outstanding.

        Our principal sources of funding for acquisitions, development, expansion and renovation of the properties and debt maturities are unsecured and secured short-term borrowings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units in the Operating Partnership, proceeds from dispositions, the assumption of secured debt on properties acquired and cash flow provided by operations. We believe that our liquidity and our ability to access capital and proceeds from disposition of non-strategic assets are adequate to continue to meet liquidity requirements for the foreseeable future.

        At June 30, 2000, we had no material commitments for capital expenditures related to the renewal or re-leasing of space. We believe that the cash provided by operations and our Facilities provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

        As of June 30, 2000, the Operating Partnership had $1.8 billion of investment grade rated, unsecured debt securities outstanding. The debt securities have fixed interest rates which vary from 6.65% to 8.00%, and maturity dates which range from 2000 to 2027. We are currently in compliance with all of the covenants in the unsecured note agreements.

        We have a $250.0 million unsecured Line of Credit Facility, or the Facility, bearing interest at the London Interbank Offering Rate plus 0.80%. The Facility matures in August 2001 and has a competitive bid option that allows us to request bids from the lenders for advances up to $150.0 million. At June 30, 2000, we had $133.0 million outstanding under the Facility.

        During the quarter ended June 30, 2000, the Operating Partnership obtained additional short-term borrowings of $100.0 million in the form of a secured Development Facility. The Development Facility carries interest at the London Interbank Offering Rate plus 1.25% and matures in May 2003. At June 30, 2000, the amount drawn on the Development Facility was $12.5 million.

        The Facility and the Development Facility are subject to financial covenants concerning leverage, interest coverage and certain other ratios. We are currently in compliance with all of the covenants of the Facilities.

        In addition to the unsecured debt securities and the Facilities, we have $89.2 million of secured indebtedness (the "Mortgages") outstanding at June 30, 2000. The Mortgages have interest rates varying from 7.00% to 9.88% and maturity dates from 2001 to 2013. The Mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. We also have $8.8 million of assessment bonds payable as of June 30, 2000.

        We have the capacity pursuant to shelf registration statements to issue up to approximately $663.8 million in equity securities and the Operating Partnership has the capacity to issue up to $413.5 million in debt securities.

        FUNDS FROM OPERATIONS

        We consider Funds from Operations to be a useful financial measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt, and to fund acquisitions, developments, and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles, or GAAP, and Funds from Operations should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of our cash needs including principal amortization, capital improvements, and distributions to stockholders. Funds from Operations does not represent cash flows from operating, investing, or financing activities as defined by GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to our calculation of Funds from Operations, as described below.

        Pursuant to the National Association of Real Estate Investment Trust's revised definition of Funds from Operations, the Operating Partnership calculates Funds from Operations by adjusting income from operations before disposition of real estate, calculated in accordance with GAAP, for certain non-cash items, principally the amortization and depreciation of real property and for dividends and distributions on shares and other equity interests that are not convertible into shares of Common Stock. We do not add back the depreciation of corporate items, such as computers or furniture and fixtures, or the amortization of deferred financing costs or debt discount. However, we eliminate the effect of straight-line rents, as defined under GAAP, in our Funds from Operations calculation, as management believes this presents a more meaningful picture of rental income over the reporting period.

        Funds from Operations per share is calculated based on weighted average shares outstanding, assuming the conversion of all shares of dilutive Series A Preferred Stock, and all Operating Partnership units outstanding into shares of Common Stock and including the dilutive effect of stock option equivalents computed using the treasury stock method.


                       STATEMENT OF FUNDS FROM OPERATIONS
                             (amounts in thousands)


                                                                Six Months Ended
                                                         ------------------------------
                                                         June 30, 2000    June 30, 1999
                                                         -------------    -------------
Income from operations before disposition of
 real estate                                                $ 114,593       $  96,310
Dividends on Series B Preferred Stock                          (5,020)         (5,020)
Dividends on Series C Preferred Stock                          (5,906)         (5,906)
Dividends on Series E Preferred Stock                          (4,000)         (4,000)
Distributions on Preferred Operating
 Partnership Units                                             (2,883)         (4,924)
                                                            ---------       ---------
  Income from Operations after Preferred
     dividends and distributions                               96,784          76,460
                                                            ---------       ---------

Add:
  Depreciation and Amortization                                61,127          51,830
  Other, net                                                    1,030             328
                                                            ---------       ---------
   Funds from Operations before Straight-line rent            158,941         128,618
                                                            ---------       ---------
  Straight-line rent                                           (5,907)         (5,223)
                                                            ---------       ---------
  Funds from Operations                                     $ 153,034       $ 123,395
                                                            =========       =========

Weighted average diluted unit equivalents outstanding          76,515          74,077
                                                            =========       =========


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information below summarizes our market risks associated with our fixed and variable rate debt outstanding as of June 30, 2000. The following table presents principal cash flows and related weighted average interest rates by year of maturity.


                             EXPECTED MATURITY DATE
                                  (in millions)


                           2000            2001            2002            2003            2004        THEREAFTER         TOTAL
                        ---------       ---------       ---------       ---------       ---------       ---------       ---------
Fixed Rate Debt (1)     $   100.0       $   147.6       $   110.0               -       $   300.0       $ 1,268.1       $ 1,925.7
Average Interest Rate        6.65%           7.22%           6.95%              -            6.83%           7.29%           7.16%
Variable Rate Debt (2)          -       $   133.0               -       $    12.5               -               -       $   145.5
Average Interest Rate           -            7.21%              -            8.06%              -               -            7.28%


        (1)     Represents 93.0% of all debt outstanding.

        (2)     Represents 7.0% of all debt outstanding.

        The carrying amount of our debt approximates fair value. Our fixed and variable rate debt is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." At June 30, 2000, we had no interest rate caps or swaps.

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




                                      Spieker Properties, L.P.
                                      (Registrant)




Dated: August 14, 2000                /s/  CARY ANDERSON
                                      -------------------------------
                                      Cary Anderson
                                      Vice President and
                                      Principal Accounting Officer

                                 EXHIBIT INDEX


        Exhibit
        Number               Description
        -------              -----------
        27.1                 Article 5 Financial Data Schedule (EDGAR Filing Only)