Form 10-Q
period 2000-09-30
SPIEKER PROPERTIES L P
filed 2000-11-14
CIK 1002575

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 33-98372-01

                            SPIEKER PROPERTIES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                              94-3188774
 ----------------------------------------          --------------------
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)               Identification No.)

   2180 SAND HILL ROAD, MENLO PARK, CA                    94025
 ----------------------------------------          --------------------
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


Page 1 of 24
Exhibit Index is located on Page 22.

                            SPIEKER PROPERTIES, L.P.

            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                                                            Page No.
                                                                                                            --------
PART I.       FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited) .............................................................    3

             Consolidated Balance Sheets as of September 30, 2000, and December 31, 1999 ..................    4
             Consolidated Statements of Operations for the Three months and Nine months
                ended September 30, 2000 and 1999 .........................................................    6
             Consolidated Statement of Partners' Capital for the Nine months ended
                September 30, 2000 ........................................................................    7
             Consolidated Statements of Cash Flows for the Nine months ended
                September 30, 2000 and 1999 ...............................................................    8
             Notes to Consolidated Financial Statements ...................................................    9

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                Operations ................................................................................   15

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...................................   22

PART II.     OTHER INFORMATION

    Item 5.  Other Information ............................................................................   22
    Item 6.  Exhibits and Reports on Form 8-K .............................................................   22
    Signatures ............................................................................................   24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Attached are the following unaudited consolidated financial statements of Spieker Properties, L.P.:

      (i) Consolidated Balance Sheets as of September 30, 2000, and December 31, 1999

      (ii) Consolidated Statements of Operations for the Three months and Nine months ended September 30, 2000 and 1999

      (iii) Consolidated Statement of Partners' Capital for the Nine months ended September 30, 2000

      (iv) Consolidated Statements of Cash Flows for the Nine months ended September 30, 2000 and 1999

      (v)   Notes to Consolidated Financial Statements

The financial statements referred to above should be read together with the Annual Report on Form 10-K for the year ended December 31, 1999, and Forms 10-Q for the three month period ended March 31, 2000, and for the six month period ended June 30, 2000.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000, AND DECEMBER 31, 1999
                        (unaudited, dollars in thousands)

                                     ASSETS

                                                                                     September 30, 2000    December 31, 1999
                                                                                     ------------------    -----------------
INVESTMENTS IN REAL ESTATE
  Land, land improvements and leasehold interests                                        $   846,678          $   816,136
  Buildings and improvements                                                               3,225,297            3,174,430
  Construction in progress                                                                   253,106              180,407
                                                                                         -----------          -----------
                                                                                           4,325,081            4,170,973
  Less - Accumulated depreciation                                                           (345,447)            (316,240)
                                                                                         -----------          -----------
                                                                                           3,979,634            3,854,733
                                                                                         -----------          -----------
  Land held for investment                                                                    74,222              125,356
  Investments in mortgages                                                                     9,357               18,725
  Properties held for disposition, net                                                       240,528               89,220
                                                                                         -----------          -----------
      Net investments in real estate                                                       4,303,741            4,088,034

CASH AND CASH EQUIVALENTS                                                                     41,404               17,114

ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts of $1,655 as of
  September 30, 2000, and $2,139 as of December 31, 1999                                       3,991                4,846

DEFERRED RENT RECEIVABLE                                                                      32,062               22,911

RECEIVABLE FROM AFFILIATES                                                                       297                  144

DEFERRED FINANCING AND LEASING COSTS, net of accumulated amortization of $27,114
  as of September 30, 2000, and $20,901 as of December 31, 1999                               67,677               59,655

FURNITURE, FIXTURES AND EQUIPMENT, net                                                         5,646                5,107

PREPAID EXPENSES, DEPOSITS ON PROPERTIES AND OTHER ASSETS
                                                                                              28,767               50,091

INVESTMENT IN AFFILIATES                                                                      17,900               20,583
                                                                                         -----------          -----------
                                                                                         $ 4,501,485          $ 4,268,485
                                                                                         ===========          ===========

  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
           AS OF SEPTEMBER 30, 2000, AND DECEMBER 31, 1999 (unaudited, dollars in thousands, except share data)

                       LIABILITIES AND PARTNERS' CAPITAL

                                                                      September 30, 2000   December 31, 1999
                                                                      ------------------   -----------------
DEBT
  Unsecured notes                                                          $1,836,500         $1,836,500
  Short-term borrowings                                                       141,055             63,012
  Mortgage loans                                                               84,988             97,331
                                                                           ----------         ----------
      Total debt                                                            2,062,543          1,996,843
                                                                           ----------         ----------
ASSESSMENT BONDS PAYABLE                                                        7,448             10,172
ACCOUNTS PAYABLE                                                                6,420             13,548
ACCRUED REAL ESTATE TAXES                                                      15,225              2,628
ACCRUED INTEREST                                                               43,078             28,634
UNEARNED RENTAL INCOME                                                         30,260             33,244
PARTNERS' DISTRIBUTIONS PAYABLE                                                60,896             46,977
OTHER ACCRUED EXPENSES AND LIABILITIES                                         98,086             76,192
                                                                           ----------         ----------
         Total liabilities                                                  2,323,956          2,208,238
                                                                           ----------         ----------
PARTNERS' CAPITAL:
  General Partner, $381,250 preferred liquidation preference as of
    September 30, 2000 and December 31,1999                                 1,897,956          1,793,445
  Limited Partners, $75,000 preferred liquidation preference                  279,573            266,802
                                                                           ----------         ----------
      Total Partners' capital                                               2,177,529          2,060,247
                                                                           ----------         ----------
                                                                           $4,501,485         $4,268,485
                                                                           ==========         ==========

  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
             (unaudited, dollars in thousands, except share amounts)

                                                                   Three Months Ended               Nine Months Ended
                                                                      September 30                     September 30
                                                                -------------------------       -------------------------
                                                                  2000            1999            2000            1999
                                                                ---------       ---------       ---------       ---------
REVENUES:
  Rental income                                                 $ 191,693       $ 163,005       $ 541,203       $ 469,114
  Interest and other income                                         2,363           1,595           6,394           4,867
                                                                ---------       ---------       ---------       ---------
                                                                  194,056         164,600         547,597         473,981
                                                                ---------       ---------       ---------       ---------
OPERATING EXPENSES:
  Rental expenses                                                  42,249          37,937         115,661         105,350
  Real estate taxes                                                12,913          12,798          38,368          35,846
  Interest expense, including amortization of deferred
    financing costs                                                34,244          30,678          98,930          89,388
  Depreciation and amortization                                    33,393          29,327          95,213          81,832
  General and administrative expenses                               7,294           5,906          20,869          17,301
                                                                ---------       ---------       ---------       ---------
                                                                  130,093         116,646         369,041         329,717
                                                                ---------       ---------       ---------       ---------
  Income from operations before disposition of real estate         63,963          47,954         178,556         144,264
                                                                ---------       ---------       ---------       ---------
GAIN ON DISPOSITION OF REAL ESTATE                                 61,013           6,159          98,690          15,990
                                                                ---------       ---------       ---------       ---------
  Net income                                                      124,976          54,113         277,246         160,254
                                                                ---------       ---------       ---------       ---------
  Preferred Operating Partnership Unit Distributions               (1,441)         (1,538)         (4,324)         (6,463)

PREFERRED DIVIDENDS:
  Series A Preferred Stock                                           (854)           (744)         (2,561)         (2,232)
  Series B Preferred Stock                                         (2,510)         (2,510)         (7,530)         (7,530)
  Series C Preferred Stock                                         (2,953)         (2,953)         (8,859)         (8,859)
  Series E Preferred Stock                                         (2,000)         (2,000)         (6,000)         (6,000)
                                                                ---------       ---------       ---------       ---------
  Net income available to General and Limited Partners          $ 115,218       $  44,368       $ 247,972       $ 129,170
                                                                =========       =========       =========       =========

  General Partner                                               $ 101,509       $  39,004       $ 218,311       $ 113,348
  Limited Partners                                                 13,709           5,364          29,661          15,822
                                                                ---------       ---------       ---------       ---------
  Total                                                         $ 115,218       $  44,368       $ 247,972       $ 129,170
                                                                =========       =========       =========       =========
NET INCOME PER COMMON OPERATING PARTNERSHIP UNIT:
  Net income - basic                                            $    1.55       $     .60       $    3.34       $    1.78
                                                                =========       =========       =========       =========
  Net income - diluted                                          $    1.50       $     .60       $    3.26       $    1.76
                                                                =========       =========       =========       =========
DISTRIBUTION PER COMMON OPERATING PARTNERSHIP UNIT:
  General Partner                                               $     .70       $     .61       $    2.10       $    1.83
                                                                =========       =========       =========       =========
  Limited Partners                                              $     .70       $     .61       $    2.10       $    1.83
                                                                =========       =========       =========       =========

 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                        (unaudited, dollars in thousands)


                                                                General     Limited
                                                                Partner     Partner        General      Limited
                                                                 Units       Units         Partner      Partners        Total
                                                              ----------   ----------    -----------    ---------    -----------
BALANCE AT DECEMBER 31, 1999                                  64,961,052    8,822,915    $ 1,793,445    $ 266,802    $ 2,060,247
  Conversion of Limited Partner Units to General
    Partner Units                                                196,406     (196,406)         7,810       (4,372)         3,438
  Acquisition of property with Operating Partnership Units            --      223,044             --        8,644          8,644
  Restricted Stock Grant                                         100,497           --          3,859           --          3,859
  Restricted Stock Grant - Deferred Compensation                      --           --         (3,859)          --         (3,859)
  Exercise of Stock Options                                      352,844           --         10,395           --         10,395
  Amortization of Deferred Compensation                               --           --          2,830           --          2,830
  Allocation of Operating Partnership interests                       --           --          2,458       (2,458)            --
  Partner common and preferred distributions                          --           --       (162,243)     (23,028)      (185,271)
  Net Income                                                          --           --        243,261       33,985        277,246
                                                              ----------   ----------    -----------    ---------    -----------
BALANCE AT SEPTEMBER 30, 2000                                 65,610,799    8,849,553    $ 1,897,956    $ 279,573    $ 2,177,529
                                                              ==========   ==========    ===========    =========    ===========

 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                        (unaudited, dollars in thousands)


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                              ---------       ---------
                                                                                2000            1999
                                                                              ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                  $ 277,246       $ 160,254
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                  95,213          81,832
  Amortization of deferred financing costs                                        1,631           1,747
  Loss from affiliate                                                               183             192
  Non-cash compensation                                                           2,830             736
  Gain on disposition of real estate                                            (98,690)        (15,990)
  Increase in accounts receivable and other assets                               (5,880)         (2,075)
  Increase in receivable from affiliates                                           (153)           (220)
  Decrease in assessment bonds payable                                             (646)           (728)
  Increase (decrease) in accounts payable and other accrued expenses and
    liabilities                                                                   9,696            (735)
  Increase in accrued real estate taxes                                          12,608          13,274
  Increase in accrued interest                                                   14,444          16,250
                                                                              ---------       ---------
      Net cash provided by operating activities                                 308,482         254,537
                                                                              ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties                                                      (466,632)       (245,002)
  Proceeds from disposition of properties                                       264,438          88,618
  Reductions of deposits on properties, net                                      28,008           3,123
  Additions to investments in mortgages and other                                (8,935)             --
  Proceeds from investments in mortgages                                         12,065              --
  Additions to leasing costs                                                    (19,524)        (11,669)
  Distributions from affiliates                                                   2,500              --
                                                                              ---------       ---------
      Net cash used for investing activities                                   (188,080)       (164,930)
                                                                              ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt                                                            153,055         570,000
  Payments on debt                                                              (87,460)       (480,930)
  Payments of financing fees, net of hedging proceeds                              (750)         (1,311)
  Payments of dividends and distributions                                      (171,352)       (164,199)
  Capital contributions - stock options exercised                                10,395           2,083
                                                                              ---------       ---------
      Net cash used for financing activities                                    (96,112)        (74,357)
                                                                              ---------       ---------
      Net increase in cash and cash equivalents                                  24,290          15,250

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 17,114           4,916
                                                                              ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  41,404       $  20,166
                                                                              =========       =========
SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for interest                                                      $  82,809       $  71,342
                                                                              =========       =========

 The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                        (unaudited, dollars in thousands)

1. ORGANIZATION AND BASIS OF PRESENTATION

As used herein, the terms "we", "us", "our", or the "Operating Partnership" refer collectively to Spieker Properties, L.P., a California limited partnership, and consolidated entities. We were formed on November 10, 1993, and commenced operations on November 19, 1993, when Spieker Properties, Inc., the general partner in the Operating Partnership, completed its initial public offering on November 18, 1993. As of September 30, 2000, Spieker Properties, Inc. owned an approximate 88.1% general and limited partnership interest in the Operating Partnership.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

Our consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of September 30, 2000, and December 31, 1999, and its consolidated results of operations and cash flows for the three and nine months ended September 30, 2000 and 1999. Our investment in Spieker Northwest, Inc., an unconsolidated Preferred Stock subsidiary, and our investment in Spieker Griffin/W9 Associates, LLC, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Interim Financial Information

The consolidated financial statements as of, and for the three and nine months ended September 30, 2000 and 1999, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in management's opinion, include all adjustments necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to SEC rules or regulations; however, we believe that adequate disclosures have been made.

The interim results for the three and nine months ended September 30, 2000 and 1999, are not necessarily indicative of results for the full year. We suggest that these financial statements be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999, and Forms 10-Q for the three month period ended March 31, 2000, and for the six month period ended June 30, 2000.

Land Held for Investment

Construction in progress costs related to land parcels that are either held for investment or are in the design and approval process as of September 30, 2000, were approximately $18.8 million.

Net Income Per Unit

Per unit amounts are computed using the weighted average common units outstanding during the period. Additionally, earnings used in the calculation are reduced by dividends owed to Series A, B, C and E preferred stockholders, and Preferred Operating Partnership unit holders. The diluted weighted average units outstanding include the dilutive effects of stock options, using the Treasury Stock method, and Series A Preferred Stock. Series A Preferred Stock was dilutive for the three and nine months ended September 30, 2000, and antidilutive for the three and nine months ended September 30, 1999. The basic and diluted weighted average general partner units and limited partner units outstanding for the three and nine months ended September 30, 2000 and 1999, are as follows:

                                   Basic Weighted Average           Diluted Weighted Average
                                    General Partner Units            General Partner Units
                                   ----------------------           ------------------------
Three Months Ended:
  September 30, 2000                     65,527,038                        68,678,646
  September 30, 1999                     64,473,256                        65,243,805

Nine Months Ended:
  September 30, 2000                     65,301,209                        67,968,942
  September 30, 1999                     63,677,475                        64,410,356

                                   Basic Weighted Average           Diluted Weighted Average
                                    Limited Partner Units            Limited Partner Units
                                   ----------------------           ------------------------
Three Months Ended:
  September 30, 2000                      8,849,553                        8,849,553
  September 30, 1999                      8,865,915                        8,865,915

Nine Months Ended:
  September 30, 2000                      8,884,729                        8,884,729
  September 30, 1999                      8,868,681                        8,868,681

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

3.       ACQUISITIONS AND DISPOSITIONS

Acquisitions

We acquired the following properties, referred to as the "2000 Acquisitions", during the nine months ended September 30, 2000.

                                                             Property      Month     Total Rentable
Project Name           Region - Location                     Type(1)      Acquired    Square Feet        Initial Cost(2)
------------           -----------------                     --------     --------   --------------      ---------------
Larkspur Landing       Peninsula/North Bay - Larkspur, CA        O        February        189,040          $ 42,180
Quadrant Plaza         Pacific Northwest - Bellevue, WA          O        February        145,585            33,467
I-90 Bellevue I&II     Pacific Northwest - Bellevue, WA          O          May           134,235            27,766

d

Drake's Landing        Peninsula/North Bay - Greenbrae, CA       O         August         121,470            37,454
Lincoln Center         Pacific Northwest - Portland, OR          O       September        725,961           118,937
                                                                                        ---------          --------
                                                                                        1,316,291          $259,804
                                                                                        =========          ========

(1)   "O" indicates office property.

(2) Represents the initial acquisition costs of the properties excluding any additional repositioning costs.

In addition to the projects listed above, we acquired an asset to be redeveloped in Southern California at an initial cost of $11,500 during the first quarter of 2000. In addition, during the first nine months of 2000, we acquired two parcels of land for development at an initial cost of $19,174.

During the nine months ended September 30, 1999, we acquired four office properties totaling 526,341 square feet at an initial cost of $75,885. In addition, we acquired four parcels of land for development at an initial cost of $46,633.

Dispositions

We disposed of the following projects referred to as the "Dispositions", during the nine months ended September 30, 2000:

                                                                              Property       Month        Total Rentable
Project Name                         Region - Location                         Type(1)      Of Sale        Square Feet
------------                         -----------------                        --------     ----------     --------------
City Commerce Park                   Pacific Northwest - Seattle, WA             I           January          179,413
Vasco Landing                        East Bay/Sacramento - Livermore, CA         L           January               --(2)
Front Street                         East Bay/Sacramento - Sacramento, CA        I          February           47,322
Woodinville Corporate Center I       Pacific Northwest - Woodinville, WA         I          February          170,793
Woodinville Corporate Center III     Pacific Northwest - Woodinville, WA         I          February          250,502
Commerce Park West III               East Bay/Sacramento - Sacramento, CA        L            March                --(3)
12 Upper Ragsdale                    Silicon Valley - Monterey, CA               I             May             17,592
Cascade Commerce Park                Pacific Northwest - Seattle, WA             I             May            340,125
Sea Tac Industrial Park              Pacific Northwest - Seattle, WA             I             May            186,259
Commerce Park West                   East Bay/Sacramento - Sacramento, CA        I            June             75,000
11999 San Vicente                    Southern California - Los Angeles, CA       O           August            55,673
Riverside Business Center            East Bay/Sacramento - Sacramento, CA        I           August           174,624
Seaport                              East Bay/Sacramento - Sacramento, CA        I           August           199,553
South Center West Business Park      Pacific Northwest - Tukwila, WA             I           August           286,921
Stadium Business Park                Southern California - Anaheim, CA           I          Aug/Sept          807,911
Western Metal Lath                   Southern California - Riverside, CA         I           August           161,588
21 Lower Ragsdale                    Silicon Valley - Monterey, CA               I          September          22,912
531 Getty Court                      East Bay/Sacramento - Benicia, CA           I          September          66,816
535 Getty Court                      East Bay/Sacramento - Benicia, CA           I          September          68,544
380 Industrial Court                 East Bay/Sacramento - Benicia, CA           L          September              --(4)
500-518 Stone Road                   East Bay/Sacramento - Benicia, CA           I          September          51,297
521-531 Stone Road                   East Bay/Sacramento - Benicia, CA           I          September         149,760
524 Stone Road                       East Bay/Sacramento - Benicia, CA           I          September          67,392
533-537 Stone Road                   East Bay/Sacramento - Benicia, CA           I          September         156,624
539 Stone Road                       East Bay/Sacramento - Benicia, CA           I          September         122,000
601 Stone Road                       East Bay/Sacramento - Benicia, CA           I          September          64,238
Benicia Commerce Center II           East Bay/Sacramento - Benicia, CA           I          September         220,549
Overland Court II                    East Bay/Sacramento - Benicia, CA           I          September         161,941
Sorrento Vista                       Southern California - Sorrento Mesa, CA     I          September         228,000

(1)   I- Industrial; L- Land; O- Office

(2)   Represents sale of approximately 0.8 acres.

(3)   Represents sale of approximately 4.7 acres.

(4)   Represents sale of approximately 6.2 acres.

The gross proceeds for land and property dispositions were $186,344 for the three months ended September 30, 2000, and $268,993 for the nine months ended September 30, 2000. Cash proceeds, net of closing costs, received from the dispositions were $184,044 for the three months ended September 30, 2000, and $264,438 for the nine months ended September 30, 2000. These proceeds were used to fund our recent acquisitions and our existing development pipeline. Gain recognized on disposition of real estate was $61,013 for the three months ended September 30, 2000, and $98,690 for the nine months ended September 30, 2000.

The gross proceeds for the land and property dispositions were $20,256 for the three months ended September 30, 1999, and $91,099 for the nine months ended September 30, 1999. Included in the proceeds were $5,170 recognized in the first quarter of 1999 for a condemnation gain. Cash proceeds, net of closing costs, received from the disposition of the properties and land were $19,987 for the three months ended September 30, 1999, and $88,618 for the nine months ended September 30, 1999.

4. TRANSACTIONS WITH AFFILIATES

Revenues and Expenses

We received $433 for the three months and $878 for the nine months ended September 30, 2000, and $276 for the three months and $876 for the nine months ended September 30, 1999, for management services provided to certain properties that are controlled and operated by either Spieker Northwest, Inc., or SNI, Spieker Griffin/W9 Associates, LLC, or Spieker Partners. Certain of our officers are partners in Spieker Partners.

Receivable From Affiliates

The $297 receivable from affiliates at September 30, 2000, and the $144 at December 31, 1999, represent management fees and reimbursements due from SNI, Spieker Griffin/W9 Associates, LLC, and Spieker Partners.

Investments in Mortgages

Investments in mortgages of $9,357 at September 30, 2000, and $18,725 at December 31, 1999, are loans to SNI. The loans are secured by deeds of trust on real property, bear interest at 8.5% to 9.5%, and mature in 2012. Interest income on the notes of $231 for the three months ended and $915 for the nine months ended September 30, 2000, are included in interest and other income.

Investment in Affiliates

The investment in affiliates includes an investment in SNI. We own 95% of the non-voting Preferred Stock of SNI. Certain senior officers and one former officer of ours own 100% of the voting stock of SNI. At September 30, 2000, SNI owned 85,114 square feet of office and industrial property located in California. SNI also owns 1 parcel of land totaling 3.4 acres. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

Additionally, investment in affiliates includes the 50.0% common interest in Spieker Griffin/W9 Associates, LLC. During the second quarter of 2000, our 37.5% preferred interest in Spieker Griffin/W9 Associates, LLC was converted to common interest. Spieker Griffin/W9 Associates, LLC owns a 535,000 square foot office complex, located in Orange County, California, which we manage.

5. PROPERTIES HELD FOR DISPOSITION

We continue to review our portfolio and our long-term strategy for properties. Over time we will dispose of assets that do not have a strategic fit within the portfolio. Included in properties held for disposition of $240,528 at September 30, 2000, are thirty-six properties representing 6,415,478 square feet of industrial property and 383,120 square feet of office property, and three land parcels representing 23.7 acres. Thirteen industrial properties and one office property are located in the Pacific Northwest. Twenty industrial properties, two office properties, and two land parcels are located in Northern California. One land parcel is located in Southern California.

The following summarizes the condensed results of operations for the properties held for disposition at September 30, 2000, for the nine months ended September 30, 2000 and 1999.

                                                     2000           1999
                                                   --------       --------
     Revenues                                      $ 30,645       $ 27,755
     Property Operating Expenses(1)                  (6,239)        (5,819)
                                                   --------       --------
     Net Operating Income                          $ 24,406       $ 21,936
                                                   ========       ========

(1) Property Operating Expenses consist of property related rental expenses and real estate taxes.

6.       DEBT

                                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                                       2000            1999
                                                                                   -------------   ------------
Unsecured investment grade notes, fixed interest rates varying from 6.65% to
    8.00%, payable semi-annually, due from 2000 to 2027                             $1,836,500      $1,836,500
Short-term borrowings, variable interest rates ranging from LIBOR plus
    0.80% to LIBOR plus 1.25%, due 2001 to 2003                                        141,055          63,012
Mortgage loans, fixed interest rates varying from 7.00% to 9.88%, due 2001 to
    2013(1)                                                                             84,988          97,331
                                                                                    ----------      ----------
                                                                                    $2,062,543      $1,996,843
                                                                                    ==========      ==========

(1)   Mortgage loans generally require monthly principal and interest payments.

Short-term borrowings include a $250,000 unsecured credit facility which matures in August 2001. The credit facility carries interest at the London Interbank Offering Rate, referred to as LIBOR, plus 0.80%. The one-month LIBOR at September 30, 2000, was 6.62%. The credit facility also includes an annual administrative fee of $50 and an annual facility fee of 0.20%. As of September 30, 2000, the amount drawn on the credit facility was $103,000.

As of September 30, 2000, the short-term borrowings also include a $100,000 secured development facility which matures in May 2003. The development facility carries interest at LIBOR plus 1.25%, including an annual administrative fee of $35 and an unused facility fee of 0.25%. As of September 30, 2000, the amount drawn on the development facility was $38,055.

Both the credit facility and the development facility are subject to financial covenants concerning leverage, interest coverage and certain other ratios. We are currently in compliance with all of the covenants on both the facilities.

Our unsecured investment grade notes are subject to financial covenants concerning leverage, interest coverage and certain other ratios. We are currently in compliance with all of the covenants in the unsecured note agreements governing this indebtedness.

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30,         SEPTEMBER 30,
                                     ------------------     ------------------
                                      2000        1999       2000       1999
                                     ------      ------     -------    -------
Capitalized Interest                 $4,168      $5,311     $13,701    $15,986

7. PARTNERS' DISTRIBUTIONS PAYABLE

The distributions payable at September 30, 2000, and December 31, 1999, represent amounts payable to the partners of record. The unit holders of record are as follows:

Units and Shares:                                 SEPTEMBER 30, 2000      DECEMBER 31, 1999
                                                  ------------------      -----------------
      General Partner units                           65,610,799             64,961,052
      Limited Partner units                            8,849,553              8,822,915
      Series A Preferred shares                        1,000,000              1,000,000
      Series B Preferred shares                        4,250,000              4,250,000
      Series C Preferred shares                        6,000,000              6,000,000
      Series D Preferred units                         1,500,000              1,500,000
      Series E Preferred shares                        4,000,000              4,000,000

8. SEGMENT INFORMATION

We have five reportable segments or "regions": Pacific Northwest; East Bay/Sacramento, California; Peninsula/North Bay, California; Silicon Valley, California; and Southern California. Each region has a Regional President who is directly responsible for managing all phases of the region's operations including acquisition, development, leasing and property management. Each region includes both office and industrial properties which are leased to tenants engaged in various types of business activities. The accounting policies for the five regions are the same as those described in the summary of significant accounting policies. We evaluate performance based upon the combined net operating income of the properties in each region. Each of the five operating regions consists of differing mixes of office and industrial properties. The rental income and net operating income for the regions are not comparable, given the differing mixes of properties within the regions.

Effective January 1, 2000, the North-East Bay/Sacramento region was split into two regions. The two new regions are now called East Bay/Sacramento and Peninsula/North Bay. The 1999 rental income and net operating income disclosure below has been restated to reflect these new regions. Significant information for the reportable segments for the nine months ended September 30, 2000, and 1999 is as follows:


                                      PACIFIC      EAST BAY/      PENINSULA/     SILICON     SOUTHERN
                                     NORTHWEST   SACRAMENTO(1)   NORTH BAY(1)    VALLEY      CALIFORNIA      TOTAL
                                     ---------   -------------   ------------   --------     ----------     --------
2000 Rental Income                    $103,805      $90,979        $66,755      $130,307      $149,357      $541,203
1999 Rental Income                     100,581       71,360         53,276       108,569       135,328       469,114

2000 Net Operating Income(2)            73,440       65,529         47,303       103,478        97,424       387,174
1999 Net Operating Income(2)            72,078       49,430         36,365        84,345        85,700       327,918

2000 Additions to Properties(3)(4)     180,170           --         79,634            --            --       259,804
2000 Reductions to Properties(3)        40,470       56,553             --         2,008        65,801       164,832

(1) The basis of the assets re-allocated from the split of the North-East Bay/Sacramento region was approximately $803,710 to the East Bay/Sacramento region and $477,242 to the Peninsula/North Bay Region.

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

9. SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                             ----------------------
                                                                               2000          1999
                                                                             --------      --------
Increase to land and assessment bonds payable                                $    102      $    206
Write-off of fully depreciated property                                        11,422         3,686
Write-off of fully depreciated furniture, fixtures and equipment                  727           328
Write-off of fully amortized deferred financing and leasing costs               4,533         1,246
Restricted Stock grants, net of amortization                                    1,029         2,750
Minority Interest Capital recorded for property acquisitions                    8,644            --
Debt assumed in property acquisitions                                              --        29,475
Limited Partner units conversion to General Partner units step up               3,438            --
Limited Partner units conversion to General Partner units step down                --         1,468
Other non-cash deposits                                                         1,138            --

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

RESULTS OF OPERATIONS

The following comparison is of our consolidated operations for the three and nine month periods ended September 30, 2000, as compared to the corresponding periods ended September 30, 1999 (amounts in tables are presented in millions).

                                  THREE MONTHS ENDED SEPTEMBER 30,
                             --------------------------------------------
                                                            CHANGE
                                                       ------------------
     Rental Revenues           2000         1999         $            %
                             -------      -------      -----        -----
    1999 Core Portfolio      $ 166.0      $ 147.8      $18.2         12.3%
    1999 Acquisitions            4.7          2.3        2.4        104.3
    2000 Acquisitions            4.1           --        4.1           --
    Developments                14.3          2.9       11.4        393.1
    Dispositions                 2.6         10.0       (7.4)       (74.0)
                             -------      -------      -----        -----
                             $ 191.7      $ 163.0      $28.7         17.6%
                             =======      =======      =====        =====
Occupancy Rate at
  Quarter End                   97.7%        96.7%
                             =======      =======

For the quarter ended September 30, 2000, rental revenues increased by $28.7 million over the same period last year. $18.2 million, or 63.4%, of the rental revenue increase was generated by the "1999 Core Portfolio", defined as properties owned at January 1, 1999, and still owned at September 30, 2000. The increase in the 1999 Core Portfolio revenue was attributable to higher rollover rental rates realized on the renewal and re-leasing of our rentable space and increases in occupancies. Also included in rental revenue for the three months ended September 30, 2000, is $1.4 million of termination fees, up from $.5 million for the same period in 1999. During the quarter, we completed 321 lease transactions for the renewal and re-lease of approximately 1.9 million square feet of second generation space. Rollover effective rent growth on these leases was, on average, 83.4% higher than the previous rents received on those same spaces. This rent growth is the measurement of the difference between effective (average) rents on new and renewed leases as compared to the expiring coupon rent on those same spaces. Lease terms on leases signed during the quarter were 67.0 months on a weighted average basis.

The Developments contributed $11.4 million, or 39.7%, to the rental revenue increase over the same period last year. The Developments include both properties completed and added to our portfolio of stabilized properties, as well as properties currently in the development pipeline. We consider properties "stabilized" at the earlier of eighteen months after shell completion or when a 95.0% occupancy rate has been reached. During the three months ended September 30, 2000 we stabilized four properties consisting of approximately 683,000 square feet at estimated final costs of $116.9 million. Our development pipeline at September 30, 2000, consists of eight properties totaling approximately 1.8 million square feet and represents an estimated total cost of $457.5 million. The Developments were 59.1% preleased at September 30, 2000. Although certain properties in the development pipeline are shell complete and are partially occupied, they are not yet considered stabilized.

The 2000 Acquisitions contributed $4.1 million, or 14.3%, to the rental revenue increase over the same period as last year. During the three months ended September 30, 2000, we acquired two office properties totaling 847,431 square feet for a total investment of $158.5 million. These properties were acquired during the quarter and, as such, a full quarter's worth of revenue and expense was not recognized during the period. As used herein, the term "total investment" represents the initial purchase price of acquisitions, plus projected costs of certain repositioning and rehab capital expenditures anticipated at the time of purchase.

The 1999 Acquisitions contributed $2.4 million, or 8.4%, to the rental revenue increase over the same period as last year. During 1999, we acquired five office properties totaling 807,037 square feet for a total investment of $134.3 million. The properties were acquired at various dates throughout the year, therefore a full quarter's worth of revenue and expense may not be reflected in the three months ended September 30, 1999.

The increases in rental revenues are partially offset by a decrease of $7.4 million attributable to properties which we disposed of during the nine months ended September 30, 2000. The Dispositions took place at various dates during the year, therefore a full quarter's worth of revenues and expenses may not be reflected in the 2000 rental revenues. During the quarter we disposed of nineteen properties totaling 3,066,343 square feet (see Note 3 to the consolidated financial statements). One property totaling 286,921 square feet represented the final disposition of approximately 3.6 million square feet of the Seattle industrial portfolio.

                                         NINE MONTHS ENDED SEPTEMBER 30,
                                    ------------------------------------------
                                                                 CHANGE
                                    ------      ------      ------------------
   Rental Revenues                   2000        1999         $            %
                                    ------      ------      -----        -----
   1999 Core Portfolio              $472.3      $425.8      $46.5         10.9%
   1999 Acquisitions                  13.1         4.9        8.2        167.3
   2000 Acquisitions                   7.7          --        7.7           --
   Developments                       33.4         6.1       27.3        447.5
   Dispositions                       14.7        32.3      (17.6)       (54.5)
                                    ------      ------      -----        -----
                                    $541.2      $469.1      $72.1         15.4%
                                    ======      ======      =====        =====
Occupancy Rate at
  Quarter End                         97.7%       96.7%
                                    ======      ======

Rental revenues for the nine months ended September 30, 2000, increased by $72.1 million. $46.5 million, or 64.5%, of the rental revenue increase was due to revenues generated by the 1999 Core Portfolio. The increase in the 1999 Core Portfolio revenue during the last nine months was attributed to higher rollover rental rates realized on the renewal and re-leasing of second generation space and increases in occupancies. Also included in rental revenue for the nine months ended September 30, 2000, is $4.8 million of termination fees, up from $1.7 million for the same period in 1999. During the nine months ended September 30, 2000, we completed 1,083 lease transactions for the renewal and re-lease of 6.5 million square feet of second generation space. On average, year-to-date, the new effective rates were 69.4% higher than the expiring coupon rent.

The Developments contributed $27.3 million, or 37.9%, to the rental revenue increase for the nine months ended September 30, 2000. The 1999 Acquisitions contributed $8.2 million to the rental revenue increase, and the 2000 Acquisitions contributed $7.7 million. During the nine months ended September 30, 2000, we acquired five office properties totaling 1,316,291 square feet for a total investment of $266.7 million. These increases in rental revenues are partially offset by a decrease of $17.6 million attributable to the Dispositions. During the nine months ended September 30, 2000, we disposed of twenty-nine properties totaling 4,333,349 square feet (see Note 3 to the consolidated financial statements).

                                  THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                 -----------------------------------   -----------------------------------
                                                         CHANGE                                CHANGE
                                                     ---------------                       ---------------
                                 2000      1999       $         %      2000      1999       $         %
                                 ----      ----      ----      -----   ----      ----      ----      -----
Interest and Other Income        $2.4      $1.6      $0.8      50.0%   $6.4      $4.9      $1.5      30.6%

Interest and other income during the comparable nine month periods increased due to additional management fees and salary reimbursements collected from outside parties, and from interest income on deposits held in escrow from disposed properties. Average cash balances for the three month and nine month periods ended September 30, 2000, were $41.5 million and $30.9 million, and for 1999 were $33.9 million and $27.8 million.

                                    THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                 ---------------------------------------       -------------------------------------
                                                             CHANGE                                        CHANGE
                                                         ---------------       ------      ------      ------   ----
Property Operating Expenses       2000        1999        $          %          2000        1999         $       %
                                 ------      ------      ----     ------       ------      ------      ------   ----

Rental Expenses                  $ 42.3      $ 37.9      $4.4       11.6%      $115.7      $105.4      $ 10.3    9.8%
Real Estate Taxes                  12.9        12.8       0.1        0.8         38.3        35.8         2.5    7.0
                                 ------      ------      ----     ------       ------      ------      ------   ----
                                 $ 55.2      $ 50.7      $4.5        8.9%      $154.0      $141.2      $ 12.8    9.1%
                                 ======      ======      ====     ======       ======      ======      ======   ====

                                 THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                 --------------------------------      ----------------------------------
                                                       CHANGE                                  CHANGE
                                                   --------------                           -------------
Property Operating Expenses      2000    1999        $       %          2000      1999        $        %
                                 -----   -----     -----   ------      ------    ------     -----   -----

1999 Core Portfolio              $48.1   $46.5     $ 1.6      3.4%     $135.5    $130.0     $ 5.5     4.2%
1999 Acquisitions                  1.4     0.8       0.6     75.0         4.0       1.5       2.5   166.7
2000 Acquisitions                  1.1      --       1.1       --         2.2        --       2.2      --
Developments                       3.7     1.4       2.3    164.3         8.9       3.3       5.6   169.7
Dispositions                       0.9     2.0      (1.1)   (55.0)        3.4       6.4      (3.0)  (46.9)
                                 -----   -----     -----   ------      ------    ------     -----   -----
                                 $55.2   $50.7     $ 4.5      8.9%     $154.0    $141.2     $12.8     9.1%
                                 =====   =====     =====   ======      ======    ======     =====   =====
Property Operating Expenses
  as % of Rental Revenue          28.8%  31.1%                           28.5%     30.1%
                                 =====  =====                          ======     =====

The overall increase in rental expenses and real estate taxes, collectively referred to as "property operating expenses", is primarily a result of the growth in the square footage of our portfolio of office properties, as well as higher compensation costs included in rental expenses. These increases are consistent with the increases in rental revenue.

Rental revenues net of property operating expenses, referred to as "net operating income," are presented in the following table:


                         THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                        -----------------------------------      ----------------------------------
                                                 CHANGE                                  CHANGE
                                            ---------------                          --------------
Net Operating Income     2000      1999       $        %          2000      1999       $       %
                        ------    ------    -----    ------      ------    ------    -----    -----

1999 Core Portfolio     $117.9    $101.3    $16.6      16.4%     $336.8    $295.8    $41.0     13.9%
1999 Acquisitions          3.3       1.5      1.8     120.0         9.1       3.4      5.7    167.6
2000 Acquisitions          3.0        --      3.0        --         5.5        --      5.5       --
Developments              10.6       1.5      9.1     606.7        24.5       2.8     21.7    775.0
Dispositions               1.7       8.0     (6.3)    (78.8)       11.3      25.9    (14.6)   (56.4)
                        ------    ------    -----    ------      ------    ------    -----    -----
                        $136.5    $112.3    $24.2      21.5%     $387.2    $327.9    $59.3     18.1%
                        ======    ======    =====    ======      ======    ======    =====    =====

                                      THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                     ---------------------------------       ----------------------------------
                                                             CHANGE                                  CHANGE
                                                          ------------                           -------------
Other Expenses                       2000      1999        $       %         2000      1999        $        %
                                     -----     -----      ----    ----       -----     -----     -----     ----
Interest Expense, including
  Amortization of Deferred
  Financing Costs                    $34.2     $30.7      $3.5    11.4%      $98.9     $89.4     $ 9.5     10.6%

Depreciation and Amortization
  Expense                             33.4      29.3       4.1    14.0        95.2      81.8      13.4     16.4

G & A Expenses                         7.3       5.9       1.4    23.7        20.9      17.3       3.6     20.8

G & A Expenses as %
  of Rental Revenues                   3.8%      3.6%                          3.9%      3.7%

Capitalized Interest                 $ 4.2     $ 5.3                         $13.7     $16.0

Interest expense increased due to the net effect of interest expense incurred from additional note offerings during the second quarter of 1999, increased borrowings under our development facility, and a slight decrease in interest capitalized in relation to the Developments we had in process during the three and nine months ended September 30, 2000, offset by lower balances on our mortgage loans. The average outstanding debt for the three and nine months ended September 30, 2000, was $2.1 billion and $2.0 billion, and the average outstanding debt for the three and nine months ended September 30, 1999, was $2.0 billion and $1.9 billion.

Depreciation and amortization expense increased by $4.1 million for the three month period and $13.4 million for the nine month period ended September 30, 2000, compared with the same periods in 1999, due primarily to the 1999 Acquisitions, the 2000 Acquisitions and the Developments.

General and administrative expenses increased by $1.4 million for the three month period and $3.6 million for the nine month period ended September 30, 2000, compared with the same periods in 1999, primarily as a result of increases in salaries given current wage pressures experienced on the West Coast. General and administrative expenses during 2000 have, however, remained relatively consistent with 1999 levels on a percentage of revenue basis.

                                     THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                    ---------------------------------     -------------------------------
                                                           CHANGE                              CHANGE
                                                       --------------                      -------------
                                    2000     1999       $         %        2000    1999      $         %
                                    -----    -----     -----     ----     ------   ------  -----     ----
Income from Operations before
  Disposition of Real Estate        $64.0    $48.0     $16.0     33.3%    $178.6   $144.3  $34.3     23.8%

The increase in income from operations before disposition of real estate and minority interests of $16.0 million for the three month period and $34.3 million for the nine month period ended September 30, 2000, is principally due to rent increases in the 1999 Core Portfolio, the 1999 Acquisitions, the 2000 Acquisitions and the Developments.

During the first nine months of 2000, we recorded gains on the dispositions of three land parcels, one office property and twenty-five industrial properties totaling $98.7 million (see Note 3 to the consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2000, we generated $302.2 million in cash flows from operating activities. These cash flows were primarily generated by income provided by our operating properties. The cash flows from investing activities of ($181.8) million were the net effect of the cost of additions of real estate assets offset by proceeds from the disposition of assets. The cash flows from financing activities of ($96.1) million can be attributed to the payments of dividends and distributions and debt service, offset by additional borrowings. During the first nine months of 2000, net cash used by financing activities included net borrowings of approximately $40.0 million under our facility, $38.1 million under our development facility and principal payments of $12.4 million on mortgage loans. Payments of dividends and distributions increased by $7.2 million due to a 14.8% increase general and limited partner unit distributions to $2.10 per unit for the first nine months in 2000 from $1.83 per unit in 1999, as well as a higher number of units outstanding.

Our principal sources of funding for acquisitions, development, expansion and renovation of the properties and for debt maturities are unsecured and secured short-term borrowings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units, proceeds from dispositions, the assumption of secured debt on properties acquired and cash flow provided by operations. We believe that our liquidity and our ability to access capital and proceeds from disposition of non-strategic assets are adequate to continue to meet liquidity requirements for the foreseeable future.

At September 30, 2000, we had no material commitments for capital expenditures related to the renewal or re-leasing of space. We believe that the cash provided by operations and our facilities provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

As of September 30, 2000, we had $1.8 billion of investment grade rated, unsecured debt securities outstanding. The debt securities have fixed interest rates which vary from 6.65% to 8.00%, and maturity dates which range from 2000 to 2027. We are currently in compliance with all of the covenants in the unsecured note agreements.

In December 2000, $100.0 million of the unsecured notes are scheduled to mature. We expect to fund this maturity either through additional note offerings, drawings on our credit facility, or proceeds from future property dispositions.

We have a $250.0 million unsecured credit facility bearing interest at the London Interbank Offering Rate plus 0.80%. The facility matures in August 2001 and has a competitive bid option that allows us to request bids from the lenders for advances up to $150.0 million. At September 30, 2000, we had $103.0 million outstanding under the credit facility.

We have a $100.0 million secured development facility which carries interest at the London Interbank Offering Rate plus 1.25% and matures in May 2003. At September 30, 2000, the amount drawn on the development facility was $38.1 million.

The credit facility and the development facility are subject to financial covenants concerning leverage, interest coverage and certain other ratios. We are currently in compliance with all of the covenants of the facilities.

In addition to the unsecured debt securities and the facilities, we have $85.0 million of secured indebtedness, or mortgages, outstanding at September 30, 2000. The mortgages have interest rates varying from 7.00% to 9.88% and maturity dates from 2001 to 2013. The mortgages are secured by first or second deeds of trust on the related properties and generally require monthly principal and interest payments. We also have $7.4 million of assessment bonds payable as of September 30, 2000.

We have the capacity pursuant to shelf registration statements to issue up to approximately $663.8 million in equity securities, and we have the capacity to issue up to $413.5 million in debt securities.

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

Pursuant to the National Association of Real Estate Investment Trust's revised definition of Funds from Operations, we calculate Funds from Operations by adjusting income from operations before disposition of real estate, calculated in accordance with GAAP, for real estate related depreciation and amortization, dividends and distributions on units and shares, other equity interests that are not convertible into shares of Common Stock, and certain other non-cash items. We do not add back the depreciation of corporate items, such as computers or furniture and fixtures, or the amortization of deferred financing costs or debt discount. However, we eliminate the effect of straight-line rents, as defined under GAAP, in our Funds from Operations calculation, as management believes this presents a more meaningful picture of rental income over the reporting period.

Funds from Operations per unit is calculated based on weighted average units outstanding, assuming the conversion of all shares of dilutive Series A Preferred Stock into common units, and including the dilutive effect of stock option equivalents computed using the Treasury Stock method.

                       STATEMENT OF FUNDS FROM OPERATIONS
                             (amounts in thousands)

                                                                Three Months Ended             Nine Months Ended
                                                            ----------------------------  -----------------------------
                                                            September 30,  September 30,  September 30,   September 30,
                                                                2000           1999            2000            1999
                                                            -------------  -------------  -------------   -------------
Income from operations before disposition of real estate:     $ 63,963       $ 47,954       $ 178,556       $ 144,264
Dividends on Series B Preferred Stock                           (2,510)        (2,510)         (7,530)         (7,530)
Dividends on Series C Preferred Stock                           (2,953)        (2,953)         (8,859)         (8,859)
Dividends on Series E Preferred Stock                           (2,000)        (2,000)         (6,000)         (6,000)
Distributions on Preferred Operating Partnership Units          (1,441)        (1,538)         (4,324)         (6,463)
                                                              --------       --------       ---------       ---------
  Income from Operations after preferred dividends and
    distributions                                               55,059         38,953         151,843         115,412
                                                              --------       --------       ---------       ---------
Add:
  Depreciation and Amortization                                 33,003         28,981          94,130          80,811
  Other, net                                                       531            153           1,561             481
                                                              --------       --------       ---------       ---------
     Funds from Operations before Straight-line rent            88,593         68,087         247,534         196,704
                                                              --------       --------       ---------       ---------
  Straight-line rent                                            (3,317)        (2,345)         (9,224)         (7,568)
                                                              --------       --------       ---------       ---------
      Funds from Operations                                   $ 85,276       $ 65,742       $ 238,310       $ 189,136
                                                              ========       ========       =========       =========

Weighted average diluted unit equivalents outstanding           77,528         75,329          76,854          74,499
                                                              ========       ========       =========       =========

OTHER PROPERTY INFORMATION

The table below outlines our top 20 tenants as a % of total net rents, as of September 30, 2000, along with square footage occupied:

                                                          Square         % of
                                                           Feet          Total
   Tenant Name(1)                                        Occupied      Net Rents
   --------------                                       ---------      ---------
   Brocade Communications Systems, Inc.                   249,720        1.4%
   Sony Computer Entertainment America, Inc.              193,073        1.0%
   Verizon Wireless                                       394,759        1.0%
   Xerox Corporation                                      219,275        1.0%
   Franklin Templeton Investments                         276,324        0.9%
   Applied Materials, Inc.                                443,468        0.9%
   Countrywide Credit Industries, Inc.                    266,490        0.8%
   Gilead Sciences, Inc.                                  202,437        0.8%
   The Capital Group Companies, Inc.                      287,647        0.7%
   County of Santa Clara                                  172,573        0.7%
   Mentor Graphics Corporation                            208,433        0.6%
   TIBCO Software, Inc.                                    96,675        0.6%
   The Boeing Company                                     242,948        0.6%
   Broadcom Corporation                                    88,047        0.5%
   Affymax Research Institute                              53,830        0.5%
   Headlands Mortgage Company                             112,341        0.5%
   Corio, Inc.                                             76,544        0.5%
   Experian Information Solutions, Inc.                   335,317        0.5%
   Knowledge Universe, Inc.                                78,022        0.4%
   The Prudential Insurance Company of America            130,483        0.4%
                                                        ---------       ----
                                                        4,128,406       14.3%
                                                        =========       ====

(1) Our top 50 tenants represent approximately 24.3% of our total net rents and occupy approximately 7.5 million square feet.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information below summarizes our market risks associated with our fixed and variable rate debt outstanding as of September 30, 2000. The following table presents debt balances outstanding and related weighted average interest rates by year of maturity.

                                                 EXPECTED MATURITY DATE
                                                      (in millions)
                         ---------------------------------------------------------------------
                          2000        2001        2002        2003       2004       THEREAFTER     TOTAL
                         -------     -------     -------     ------     -------     ----------    ---------
Fixed Rate Debt(1)       $ 100.0     $ 143.7     $ 110.0         --     $ 300.0     $ 1,267.8     $ 1,921.5
Average Interest Rate       6.65%       7.23%       6.95%        --        6.83%         7.29%         7.16%
Variable Rate Debt(2)         --     $ 103.0          --     $ 38.1          --            --     $   141.1
Average Interest Rate         --        7.59%         --       8.12%         --            --          7.73%

(1)   Represents 93.2% of all debt outstanding.

(2)   Represents 6.8% of all debt outstanding.

The carrying amount of our debt approximates fair value. Our fixed and variable rate debt is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." At September 30, 2000, we had no interest rate caps or swaps.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

ENVIRONMENTAL MATTERS

Compliance with laws and regulations relating to the protection of the environment, including those regarding the discharge of materials into the environment, has not had any material effect upon our financial condition or results of operations. Refer to our Annual Report on Form 10-K for the year ended December 31, 1999 for a complete discussion of environmental matters to date at our properties. As of September 30, 2000, there have been no developments on these cases with the exception of the discussion below.

Site assessments undertaken by the purchaser of our Benicia Industrial Park property in Benicia, California have revealed soil and groundwater contamination on portions of the property. The source(s) and extent of contamination have not been defined and the purchaser's site assessment process is continuing. Based on the information available to us to date, we believe that potential liabilities and clean-up costs associated with this contamination, if any, will be covered by our pollution insurance policy, except to the extent of the deductible under such policy, which is immaterial to our overall financial position.

Although the environmental investigations conducted to date have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations, and we are not aware of any such liability, it is possible that these investigations did not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. No assurances can be given that (1) future laws, ordinances, or regulations will not impose any material environmental liability, or (2) the current environmental condition of our properties has not been, or will not be affected by tenants and occupants of our properties, by the condition of properties in the vicinity of our properties, or by third parties unrelated to us.

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

                                            Spieker Properties, L.P.
                                            (Registrant)


Dated: November 14, 2000                     /s/ Cary D. Anderson
                                             -----------------------------------
                                             Cary D. Anderson
                                             Vice President and
                                             Principal Accounting Officer

                                  EXHIBIT INDEX


      Exhibit
      Number
      -------
        27.1            Article 5 Financial Data Schedule (EDGAR Filing Only)