Form 10-K
period 2000-12-31
SPIEKER PROPERTIES L P
filed 2001-03-29
CIK 1002575

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 33-98372-01


                            SPIEKER PROPERTIES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  CALIFORNIA                               94-3188774
---------------------------------------------  ---------------------------------
      (State or other jurisdiction of                     (IRS Employer
        incorporation or organization)                  Identification No.)



     2180 SAND HILL ROAD, MENLO PARK, CA                           94025
--------------------------------------------              ----------------------
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

                                TABLE OF CONTENTS

                                    FORM 10-K



PART I                                                                                             Page No.
   Item 1  Business ............................................................................      19
   Item 2  Properties ..........................................................................      19
   Item 3  Legal Proceedings ...................................................................      19
   Item 4  Submission of Matters to a Vote of Security Holders .................................      19

PART II

   Item 5  Market for Registrant's Common Stock and Related Stockholder Matters ................      19
   Item 6  Selected Financial Data .............................................................      19
   Item 7  Management's Discussion and Analysis of Financial Condition and Results of Operations      21
   Item 7A Quantitative and Qualitative Disclosures about Market Risk ..........................      32
   Item 8  Financial Statements and Supplementary Data .........................................      32
   Item 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       32

PART III

   Item 10 Directors and Executive Officers of the Registrant ..................................      33
   Item 11 Executive Compensation ..............................................................      38
   Item 12 Security Ownership of Certain Beneficial Owners and Management ......................      47
   Item 13 Certain Relationships and Related Transactions ......................................      48

PART IV

   Item 14 Exhibits, Financial Statements, Schedules and Reports on Form 8-K ...................      49

LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 50

   This document consists of 83 pages, plus exhibits attached hereto.

                                     PART I

This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth in the forward-looking statements as a result of various factors, including general real estate investment risks, competition, risks associated with acquisition and development activities and financing, environmental matters, general uninsured losses and seismic activity.

OVERVIEW

As used herein, the terms "we", "us", "our", or the "Company" refer collectively to Spieker Properties, Inc., Spieker Properties, L.P. (the "Operating Partnership"), and consolidated entities. Information in this Form 10-K referring to matters such as stock options, tax and REIT status, and Funds from Operations pertains to Spieker Properties, Inc. This information has been provided for reference, as substantially all of the business activities of Spieker Properties, Inc. are conducted through the Operating Partnership and presentation of these items more fairly presents the operations of the consolidated entities. At December 31, 2000, Spieker Properties, Inc. owned an approximate 88.2% general and limited partnership interest in the Operating Partnership.

We are one of the largest owners and operators of office and industrial properties located in selected West Coast markets. These markets are primarily located in greater Seattle, Washington; greater Portland, Oregon; Northern California and Southern California. We are a self-managed and self-administrated real estate investment trust, or REIT. We were formed to continue and expand the real estate activities, including the acquisition, development, management and leasing of the properties, of our predecessor firm, which launched in 1970. With the contributions of the properties from Spieker Partners, we commenced operations with the completion of our initial public offering in November 1993.

As of December 31, 2000, we owned 37.7 million square feet of commercial real estate, which was 97.4% occupied. The portfolio mix consists of 24.9 million square feet of office property and 12.8 million square feet of industrial property. We acquired six office properties totaling 1.5 million square feet and completed the development of fourteen properties totaling 2.0 million square feet during the year. In the development pipeline at year-end, we had six office and one industrial properties totaling 1.7 million square feet, which were 69.0% preleased.

BUSINESS STRATEGY

Our principal objective is to increase shareholder value by achieving sustainable, long-term growth in Funds from Operations per share through maximizing the return on each dollar of capital invested and building value in the portfolio by the following focused and consistent business strategies.

Quality Office and Industrial Properties

With over 30 years of experience in owning and operating commercial properties, our management team possesses the in-depth knowledge necessary to assess the attributes that determine a property's long-term viability. We own and invest in high quality office and industrial properties that possess qualities that are competitive in the marketplace in both the short and long-term.

We focus on differentiating our properties from those of nearby competitors to maximize their allure to potential customers. Important differentiating characteristics in our office buildings include efficient suite layouts, ample glass lines, well designed and maintained common areas, and convenient elevators and parking. Further differentiation is achieved through amenities and services provided such as on-site management offices, conference rooms, health clubs, and broadband services. Distribution properties are designed with ample clear heights, multiple dock facilities, appropriate truck staging, and high-capacity sprinkler systems. In our light industrial and R&D properties we also use landscaping and exterior glass walls to increase attractiveness.

Flexible, Multi-Tenant Properties

We focus on properties which will appeal to a broad range of potential tenants. These properties are easily divisible and can accommodate new tenants of various sizes. This flexibility also enables us to meet the needs of existing tenants by accommodating their expansion and contraction needs. In addition to flexibility, we also focus on multi-tenant usage of our properties. Our experience is that multi-tenant properties help maintain high occupancy rates, particularly when market conditions are less favorable, as well as helping control the cost of re-tenanting space.

Invest in Growing Regions

We seek to invest in regions with diverse and active economies that possess strong prospects for sustained long-term economic growth. We believe that California and the Pacific Northwest possess attributes such as, the ability to attract new capital, growing populations with a well-educated employee base, excellent universities and quality of life, and well-developed infrastructures that will contribute to continued economic growth. Within these growing regions we focus our activities in the major metropolitan areas of Seattle, Portland, San Francisco, San Jose, Sacramento, Los Angeles County, Orange County and San Diego, which have proven to be desired locations for a large number of businesses.

Submarket Concentration

In the specific local submarkets in which we operate, we seek to be one of the more significant commercial landlords in that submarket. We believe that we have achieved significant market penetration within a number of submarkets in which we operate. By achieving concentrated market positions, we can offer prospective tenants a variety of property options and can accommodate the growth of existing tenants. This strategy also gives us a measure of control over the rental rates achieved and capital expenditures incurred in leasing space.

Superior Level of Service

We believe in providing a superior level of service to our customers, which will allow them to focus on their business rather than on property issues. To achieve this level of service, our office property managers and customer service personnel are located on-site, providing tenants with convenient direct access to a team that can respond quickly to the customer's needs. These on-site teams enable the properties to be well maintained and convey a sense of quality, order and security. This superior level of service and ultimate customer satisfaction translates to lower customer turnover, higher occupancy levels and higher rental rates.

Operating Efficiencies

We recognize the importance of creating operating efficiencies that add value to the portfolio and to the shareholder by utilizing opportunities created by our submarket concentrations as well as leveraging our relative size and scale.

By integrating properties in our submarkets, we have been able to pool our resources and maximize economies of scale, allowing our key operating personnel to concentrate their expertise on those specific markets and their particular local conditions. Minimizing project personnel requirements with the centralization of these properties has created additional cost savings.

We have utilized our relative size and purchasing ability to put in place several vendor related efficiency programs. These programs have been designed to ensure consistency in the quality of products purchased and services provided, to create operational cost savings, and to allow for the tracking of purchasing trends for future purchasing consolidation opportunities. These programs significantly reduce the number of vendors with whom we now do business and put cost and time saving efficiencies in place that the project teams can utilize in managing their projects. Additional efficiencies have been created in our accounting processes by limiting the number of vendors' invoices that must be managed.

Rent Growth

The continued strength in the West Coast economy during 2000 fueled the demand for quality commercial space in our markets. Healthy demand paired with modest levels of new supply has translated to upward pressure on market rents. This pressure provided us with the opportunity to generate strong mark-to-market rent growth during the year. This rent growth, measured as the difference between effective (average) rents on renewed and re-leased leases and the expiring coupon rent on those same spaces, was 79.2% for 2000.

At December 31, 2000, 68.0% of all leases in-place were scheduled to expire over the next four years. We expect to continue to capitalize on embedded rent growth, measured as the difference between existing in-place rents and current market rents, as these leases and future leases expire and as the spaces are either renewed or re-leased. There can be no assurances, however that as market conditions change rents in the future, that we will be able to realize all of the embedded rent growth.

Investment Activity

We strategically invest in real estate either through acquiring or through tax-free trades into existing properties or through the development of new properties. When evaluating potential investments, in addition to both the physical and location attributes, we also consider short and long-term returns on capital, total cost compared to replacement cost, the level of in-place rents compared to current market rents and tenant mix. In assessing the viability of a potential development, we also consider market demand and competitive supply.

Funding of our current investments was through cash flows generated from operations, the redeployment of capital from the disposition of non-strategic assets, borrowings from our unsecured credit facility and secured development facility, and from public unsecured debt financings.

The following tables set forth our investment activity during 2000.

                                2000 ACQUISITIONS


                                                                               Total Rentable        Total
            Project Name                                       Location          Square Feet      Investment(1)
            ------------                                       --------          -----------      -------------
Pacific Northwest
    I-90 Bellevue I & II                                   Bellevue, WA              134,235      $        28.7
    Lincoln Center                                         Portland, OR              725,961              121.0
    Quadrant Plaza                                         Bellevue, WA              145,585               33.8
                                                                                   ---------      -------------
                                                                                   1,005,781              183.5
Peninsula/North Bay
    Drake's Landing                                       Greenbrae, CA              121,470               37.6
    Larkspur Landing                                       Larkspur, CA              189,040               45.7
                                                                                   ---------      -------------
                                                                                     310,510               83.3
Southern California
    The Tower in Westwood                               Los Angeles, CA              206,936               58.5
                                                                                   ---------      -------------
                                                           Total Acquisitions      1,523,227      $       325.3
                                                                                   =========      =============


(1) Represents total expected capitalized acquisition costs including closing and repositioning/rehab costs.

                           STABILIZED DEVELOPMENTS(1)

                                                                          Rentable         Estimated Cost         Percent
              Property                        Location                  Square Feet           ($000s)             Occupied
              --------                        --------                  -----------           -------             --------
OFFICE
Pacific Northwest
    4800 Meadows                        Lake Oswego, OR                        73,527      $       13,417                93.0%
                                                                       --------------      --------------      --------------
                                                                               73,527              13,417                93.0
                                                                       --------------      --------------      --------------
East Bay/Sacramento
    Benicia Commerce Center II (2)          Benicia, CA                       220,549              10,578               100.0
    Johnson Ranch Corp Center II          Roseville, CA                        39,892               5,989               100.0
    Parkshore Plaza Phase II                 Folsom, CA                       152,133              20,741               100.0
    Roseville Corporate Center            Roseville, CA                       108,401              15,561               100.0
    Treat Towers                       Walnut Creek, CA                       362,146              72,127               100.0
                                                                       --------------      --------------      --------------
                                                                              883,121             124,996               100.0
                                                                       --------------      --------------      --------------
Peninsula/North Bay
    Skyway Landing I                     San Carlos, CA                       116,017              26,536               100.0
                                                                       --------------      --------------      --------------
                                                                              116,017              26,536               100.0
                                                                       --------------      --------------      --------------
Silicon Valley
    Concourse V                            San Jose, CA                       142,996              38,159                96.6
    Concourse VI                           San Jose, CA                       210,677              52,603               100.0
    Ryan Ranch Oaks I(3)                   Monterey, CA                        35,276               4,982               100.0
                                                                       --------------      --------------      --------------
                                                                              388,949              95,744                98.7
                                                                       --------------      --------------      --------------
Southern California
    Arboretum Courtyard                Santa Monica, CA                       137,701              39,560               100.0
    Bridge Pointe II                      San Diego, CA                       156,853              22,181               100.0
    Pacific Ridge Corporate Centre         Carlsbad, CA                       116,947              18,929               100.0
                                                                       --------------      --------------      --------------
                                                                              411,501              80,670               100.0
                                                                       --------------      --------------      --------------

                                                          Total Office      1,873,115      $      341,363                99.5%
                                                                       ==============      ==============      ==============
INDUSTRIAL
Pacific Northwest
    Kelly Point Phase II                   Portland, OR                       125,000      $        4,547               100.0%
                                                                       --------------      --------------      --------------

                                                      Total Industrial        125,000      $        4,547               100.0%
                                                                       ==============      ==============      ==============

                                       Total Stabilized Developments        1,998,115      $      345,910                99.5%
                                                                       ==============      ==============      ==============


(1) We consider properties stabilized at the earlier of eighteen months after shell completion or when a 95.0% occupancy rate has been reached. Each of the stabilized development properties listed above, with the exception of sold properties, are included in our operating portfolio.

(2)  This property was sold in September 2000.

(3)  This property was sold in February 2001.

                   DEVELOPMENTS AND REDEVELOPMENTS IN PROCESS



                                                                            Expected
                                                            Shell        Stabilization          Rentable    Estimated Cost Percent
            Property                     Location      Completion Date        Date             Square Feet      ($000s)     Leased
            --------                     --------      ---------------        ----             -----------      -------     ------
OFFICE
Pacific Northwest
    Kruse Oaks I                      Lake Oswego, OR    November 2000    November 2001            80,769      $  15,736      39.8%
                                                                                               ----------      ---------     -----
                                                                                                   80,769         15,736      39.8
                                                                                               ----------      ---------     -----
East Bay/Sacramento
    Watergate Tower IV                 Emeryville, CA    February 2001       April 2001           344,433         75,089     100.0
                                                                                               ----------      ---------     -----
                                                                                                  344,433         75,089     100.0
                                                                                               ----------      ---------     -----
Peninsula/North Bay
    Skyway Landing II                  San Carlos, CA        June 2000    November 2001           121,171         29,345        --
    Towers @ Shores Center(1)      Redwood Shores, CA     October 2001     October 2002           334,754        113,485      30.2
                                                                                               ----------      ---------     -----
                                                                                                  455,925        142,830      22.2
                                                                                               ----------      ---------     -----
Silicon Valley
    Skyport Plaza East(1)                San Jose, CA    December 2001         May 2002           598,913        155,450      94.2
                                                                                               ----------      ---------     -----
                                                                                                  598,913        155,450      94.2
                                                                                               ----------      ---------     -----
Southern California
    Santa Monica Gateway(1)(2)       Santa Monica, CA     October 2000     October 2001            76,000         22,424        --
                                                                                               ----------      ---------     -----
                                                                                                   76,000         22,424        --
                                                                                               ----------      ---------     -----

                                                                              Total Office      1,556,040      $ 411,529      66.9%
                                                                                               ==========      =========     =====

INDUSTRIAL
East Bay/Sacramento
    Airway Business Park                Livermore, CA     October 1999       March 2001           147,116      $  13,221      90.6%
                                                                                               ----------      ---------     -----

                                                                           Total Industrial       147,116      $  13,221      90.6%
                                                                                               ----------      ---------     -----

                                                             Total Developments in Process      1,703,156      $ 424,750      69.0%
                                                                                               ==========      =========     =====


(1)  These properties were added to the development pipeline in 2000.
(2)  Represents redevelopment of property acquired.

Employees

As of December 31, 2000, we had 607 employees.

Fully-Integrated Real Estate Management Capabilities

We have a philosophy of maintaining in-house resources to add value to our properties through the entire cycle of acquisition, development and ownership. We believe our key in-house resource is our fully integrated sub-regional teams. These teams, led by officers with extensive real estate experience, have the collective ability to design, construct, market, lease and manage our properties. This eliminates the need for third-party managers and limits the utilization of outside parties to list our properties. We believe the depth of experience and detailed knowledge of sub-regional markets that this integration provides gives our teams a significant market advantage.

Training and Retention

Our training and retention of a talented group of officers and employees has been an important factor in our success. We expend significant efforts in the training of new employees in fundamental real estate skills, as well as in the continuing education of existing employees. Our officers, including the executive officers, are also involved in the education program, which reinforces the program's importance to our personnel.

In addition to training, we provide our employees with profit sharing, 401(k) contribution matches and competitive health plans. We also provide up to date technology for our employees to perform their jobs efficiently and effectively. We provide employees with leading edge computer resources, including modern hardware/software, high speed connections to corporate data sources, internet connections, and internally designed interfaces to aid employees in timely decision making.

Compensation

Our officer compensation program includes cash bonuses, stock options, and restricted stock payments tied largely to growth in net operating income from existing properties under their management, as well as increased Funds from Operations from new acquisitions, and developments in their regions and other leadership based contributions. Non-officer compensation includes subjective bonuses and stock option grants based upon employee performance factors including tenant satisfaction and leasing success. We also grant stock options to all full-time employees upon the completion of one year of service.

Accountability

We have a philosophy of holding one senior officer or a small group of senior officers accountable, under the supervision and direction of our executive officers, for all phases of a property's development, from purchase, design and construction, through budgeting, leasing and ongoing management. We believe that this approach increases the likelihood of a project's success because of the senior officer's accountability, continuity of involvement in the project and resulting detailed knowledge of the property and its tenants, particularly as compared to a compartmentalized approach to the real estate business where individuals are responsible for only certain limited areas of a project.

Tax Status

We have elected to be taxed as a REIT for federal income tax purposes and believe that we have met the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 1993. As a REIT, we generally are not subject to corporate federal income tax on net income that we currently distribute to our shareholders, provided that we satisfy certain technical requirements relating to, among other things, the composition of our gross income and assets and the requirements to distribute at least 95% (90% beginning in 2001) of our "REIT taxable income" to shareholders.

Risk Factors

The following factors would cause our actual results to differ materially from current expectations.

Our Properties May Not Generate Sufficient Income to Meet All of Our Obligations

Real property investments are subject to varying degrees of risk. The yields available from investments in real estate depend on the amount of income and capital appreciation generated by the related properties. If our properties do not generate sufficient income to meet operating expenses, including debt service, ground lease payments, tenant improvements, third-party leasing commissions and other capital expenditures, our income and ability to make distributions to stockholders will be adversely affected. There is also the risk that as leases on our properties expire, tenants will enter into new leases on terms that are less favorable. In addition, real estate investments are relatively illiquid and, therefore, will tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.

Adverse California Economic Conditions Could Hurt Our Performance

The performance of the economy in each of the regions in which our properties are located affects occupancy, market rental rates and expenses and, consequently, has an impact on the income generated from our properties and their underlying values. The financial results of major local employers also may have an impact on the cash flow and value of our properties. In terms of rentable square feet, approximately 74% of our properties as of December 31, 2000, are located in California. As a result of this geographic concentration, the performance of the California economy and the commercial real estate market will affect the value of our properties in that area and, in turn, our value as a company.

Our Acquisition and Development Activities Present Risks Which May Adversely Affect Our Performance

We intend to acquire existing commercial properties to the extent that they can be acquired on advantageous terms and meet our investment criteria. Acquisitions of commercial properties entail general investment risks associated with any real estate investment, including the risk that investments will fail to perform as expected or that estimates of the cost of improvements to bring an acquired property up to standards may prove inaccurate. We also intend to pursue commercial property development projects. These projects generally require various governmental and other approvals, and we cannot be sure that we will receive these approvals. Our development activities will entail certain risks, including:

      - The expenditure of funds on and devotion of management's time to projects which may not come to fruition.

      - The risk that construction costs of a project may exceed original estimates, possibly making the project uneconomical.

      - The risk that occupancy rates and rents at a completed project will be less than anticipated.

      - The risk that expenses at a completed development will be higher than anticipated. These risks may result in a reduction in the funds available for distribution to you as dividends.


We Cannot Reinvest Our Earnings and Must Rely on Debt and Equity Financing for Acquisitions

Because we operate as a real estate investment trust, we must distribute 95% of our real estate investment trust taxable income as dividends (90% effective January 1, 2001) and we cannot reinvest this income in our business. Therefore, we rely on equity and debt financing to support our acquisition and development activities which require a substantial up-front payment. We will be subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that existing indebtedness on our properties cannot be refinanced or that the terms of the refinancing will not be as favorable as the terms of existing indebtedness. In addition, investors risk that the book value of their shares of Common Stock purchased may be diluted by any future equity offerings used to finance acquisitions.

We May be Responsible for Environmental Hazards We Did Not Cause

Under various federal, state and local laws, we are liable for the costs of removal or remediation of certain hazardous or toxic substances on or in our properties. These laws often impose liability without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or our failure to properly remove such substances, may adversely affect our ability to sell or rent such property. We are not aware of any environmental liability that would have a material adverse effect on our business, assets or results of operations. However, there is always the chance that material environmental liabilities do exist, and if they did, they would have an adverse effect on our results of operations and cash flow.

Earthquakes and Other Extraordinary Events May Cause Losses

We carry comprehensive liability, fire, flood, extended coverage and rental loss insurance. There are, however, certain types of extraordinary losses which may be either uninsurable or not economically feasible to insure. Further, a substantial number of our properties are located in areas that are subject to earthquake activity. Although we have obtained limited earthquake insurance coverage, if a property sustains damage as a result of an earthquake, we may still incur substantial losses due to insurance deductibles and co-payments. Additionally, earthquake insurance may not be available for some properties, or if available, may not be available on terms acceptable to us. Should an uninsured loss occur, we could lose our investment in a number of our properties, as well as the rents generated from these properties.

RECENT DEVELOPMENTS

On February 23, 2001, Equity Office Properties Trust and Spieker Properties, Inc. ("Spieker") jointly announced that Equity Office, EOP Operating Limited Partnership, a Delaware limited partnership of which Equity Office is the sole general partner, Spieker and the Operating Partnership had entered into an Agreement and Plan of Merger, dated as of February 22, 2001. The merger agreement provides for the merger of Spieker with and into Equity Office and for the merger of a newly-created limited liability company, all of the ownership interests of which are held by EOP Partnership (the "LLC"), with and into the Operating Partnership.

In the merger of Spieker with and into Equity Office, holders of Spieker Common Stock will receive $13.50 in cash and 1.49586 Equity Office Common Shares for each share of Spieker Common Stock. Cash will be paid instead of the issuance of fractional shares. The exchange ratio is not subject to change and there is no "collar" or minimum trading price for the shares of Spieker Common Stock or the Equity Office Common Shares.

The mergers are expected to be tax-free to Equity Office and Spieker. Spieker common stockholders will recognize income for federal income tax purposes only on the cash portion of the merger consideration. The mergers are subject to customary closing conditions, including the approval of the merger of Spieker with and into Equity Office by the common shareholders of Equity Office and the common stockholders of Spieker and the approval of the merger of Spieker with and into Equity Office and the merger of the LLC with and into the Operating Partnership to the extent necessary, by the partners of EOP Partnership and the Operating Partnership. In connection with the execution of the merger agreement, certain officers and directors of Spieker, controlling in the aggregate approximately 0.8% of the outstanding shares of Spieker Common Stock and approximately 5.6% of the outstanding Spieker limited partnership interests (other than preferred units), have agreed, among other things, to vote their shares of Spieker Common Stock and Spieker partnership interests to approve the mergers.

The parties anticipate that the mergers will close during the second quarter of 2001. Following the merger of Spieker with and into Equity Office, Warren E. Spieker, Jr., Chairman of the Board of Directors of Spieker, and Craig G. Vought and John A. Foster, the co-Chief Executive Officers of Spieker, will become trustees of Equity Office.

On March 8, 2001, a purported class action complaint was filed in the Superior Court of the State of California, County of San Mateo, by an alleged Spieker stockholder. This complaint names as defendants Spieker and each member of its board of directors and principally alleges that the directors breached duties assertedly owed to Spieker's stockholders in connection with entering into the merger agreement. The plaintiffs in the lawsuit seek an injunction (1) against the defendants' agreement to the termination fee provisions of the merger agreement and (2) requiring an unspecified "fair and objective process to sell the company." Spieker believes that the lawsuit is without merit and intends to vigorously defend the lawsuit.

PROPERTIES

Overview

The following table sets forth pertinent data about our properties as of December 31, 2000. Our properties are managed in five reportable segments. These segments have been broken down into our nine identifiable markets. Significant information on these reportable segments can also be found in Note 13 of our consolidated financial statements.


                                                             Rentable                                         Average
                                                              Square             % of            % of         In-Place
                                               Type(1)       Footage             Total           NOI(2)      Net Rents(3)
                                               --------      -------             -----           -------     -------------
PACIFIC NORTHWEST
                     Seattle, WA/Boise, ID         O        2,841,799              7.5%              8.8%      $     15.90
                                                   I          117,872              0.3               0.2              8.66
                              Portland, OR         O        3,272,542              8.7               7.4             14.33
                                                   I        3,525,646              9.3               3.1              4.84
                                                           ----------             ----              ----       -----------
                                     TOTAL                  9,757,859             25.8%             19.5%      $     11.25
EAST BAY/SACRAMENTO
                            Sacramento, CA         O        1,978,132              5.2%              5.2%      $     14.14
                                                   I          297,802              0.8               0.2              3.65
              East Bay - San Francisco, CA         O        1,250,298              3.3               5.2             20.96
                                                   I        4,239,976             11.3               3.9              4.99
                                                            ---------             ----              ----       -----------
                                     TOTAL                  7,766,208             20.6%             14.5%      $      9.92
PENINSULA/NORTH BAY
   Peninsula/North Bay - San Francisco, CA         O        2,817,606              7.5%             13.0%      $     30.79
                                                   I          148,694              0.4               0.5             19.25
                                                            ---------             ----              ----       -----------
                                     TOTAL                  2,966,300              7.9%             13.5%      $     28.03
SILICON VALLEY
        Silicon Valley - San Francisco, CA         O        4,023,199             10.7%             18.5%      $     27.21
                                                   I        4,085,419             10.8               9.5             13.29
                                                            ---------             ----              ----       -----------
                                     TOTAL                  8,108,618             21.5%             28.0%      $     20.12
SOUTHERN CALIFORNIA
                           L.A. County, CA         O        2,812,826              7.5%              8.1%      $     15.58
                         Orange County, CA         O        4,163,146             11.0              10.5             13.52
                             San Diego, CA         O        1,747,477              4.6               5.2             16.83
                                                   I          392,554              1.1               0.7             12.66
                                                            ---------             ----              ----       -----------
                                     TOTAL                  9,116,003             24.2%             24.5%      $     14.82

                              TOTAL OFFICE PORTFOLIO       24,907,025             66.0%             81.9%      $     18.73
                          TOTAL INDUSTRIAL PORTFOLIO       12,807,963             34.0%             18.1%      $      8.52
                                                           ----------            -----             -----       -----------
                                     TOTAL PORTFOLIO       37,714,988            100.0%            100.0%      $     15.03
                                                           ==========            =====             =====       ===========

(1)  O - Office, I - Industrial.

(2) Represents percentage of total portfolio net operating income for the twelve months ended December 31, 2000, net of properties sold.

(3) Represents average annualized in-place net rents, per square foot of occupied space, as of December 31, 2000.

Occupancy Rates

We continue to operate at consistently high occupancy levels. Occupancy levels are indicative of the strength of our local real estate markets, the continuing demand for space and the abilities of our local management teams to keep projects leased.

                      5-YEAR HISTORICAL YEAR END OCCUPANCY


                                  Total Rentable                     Year End
        Year                   Square Footage (1)                   Occupancy
        ----                   ------------------                   ---------
        2000                      37,714,988                          97.4%
        1999                      40,658,522                          96.3
        1998                      40,843,473                          96.4
        1997                      34,543,280                          94.5
        1996                      21,429,732                          96.6


     (1) Historical rentable square footage may include occupancies for properties that have subsequently been sold.




                         YEAR END OCCUPANCY RATES BY REGION

                                                 Office         Industrial         Total
                                               ----------       ----------       ----------
Pacific Northwest
  Seattle, WA/Boise, ID                              98.6%            97.0%            98.5%
  Portland, OR                                       94.7             98.7             96.8
                                               ----------       ----------       ----------
                                                     96.5             98.6             97.3
                                               ----------       ----------       ----------
East Bay/Sacramento
  Sacramento, CA                                     97.4             96.0             97.3
  East Bay - San Francisco,  CA                      97.4             98.5             98.3
                                               ----------       ----------       ----------
                                                     97.4             98.4             98.0
                                               ----------       ----------       ----------

Peninsula/North Bay
  Peninsula/North Bay - San Francisco, CA            96.1             97.2             96.1
                                               ----------       ----------       ----------
                                                     96.1             97.2             96.1
                                               ----------       ----------       ----------
Silicon Valley
  Silicon Valley - San Francisco, CA                 97.6             99.4             98.5
                                               ----------       ----------       ----------
                                                     97.6             99.4             98.5
                                               ----------       ----------       ----------
Southern California
  Los Angeles County, CA                             97.3               --             97.3
  Orange County, CA                                  94.3               --             94.3
  San Diego, CA                                      99.7            100.0             99.8
                                               ----------       ----------       ----------
                                                     96.4            100.0             96.5
                                               ----------       ----------       ----------
                         Total                       96.7%            98.8%            97.4%
                                               ==========       ==========       ==========

Lease Expirations

The following tables set forth the lease expirations in summary and by product type for leases in-place as of January 1, 2001, assuming tenant renewal or termination options are not exercised.





                                LEASE EXPIRATIONS

                                                                          Annual Base Net
                     Rentable Square            Percent of Rentable      Rents Expiring (2)        Percentage of Base
     Year           Footage Expiring() (1)     Square Footage Expiring        (000's)              Net Rents Expiring
     ----           ----------------------     -----------------------        -------              ------------------
ALL PROPERTIES
      2001                8,197,865                     22.3%               $   95,622                     15.3%
      2002                6,474,692                     17.6                    88,124                     14.1
      2003                5,901,829                     16.1                    89,149                     14.3
      2004                4,416,513                     12.0                    70,291                     11.3
      2005                4,976,200                     13.5                   103,694                     16.6
      2006                1,664,173                      4.5                    38,201                      6.1
      2007                1,293,054                      3.5                    38,025                      6.1
      2008                  901,900                      2.5                    19,818                      3.2
      2009                  972,256                      2.7                    18,329                      2.9
Thereafter                1,945,841                      5.3                    63,325                     10.1
                         ----------                    -----                ----------                    -----
Total                    36,744,323                    100.0%               $  624,578                    100.0%
                         ==========                    =====                ==========                    =====

OFFICE PROPERTIES
      2001                4,643,555                     19.3%               $   77,231                     15.1%
      2002                4,693,353                     19.5                    77,962                     15.3
      2003                3,714,588                     15.4                    70,097                     13.7
      2004                2,804,549                     11.7                    56,625                     11.1
      2005                3,068,936                     12.7                    80,617                     15.8
      2006                1,398,238                      5.8                    35,686                      7.0
      2007                1,009,725                      4.2                    28,847                      5.6
      2008                  455,618                      1.9                    11,015                      2.2
      2009                  793,716                      3.3                    16,972                      3.3
Thereafter                1,505,368                      6.2                    55,783                     10.9
                         ----------                    -----                ----------                    -----
Total                    24,087,646                    100.0%               $  510,835                    100.0%
                         ==========                    =====                ==========                    =====

INDUSTRIAL PROPERTIES
      2001                3,554,310                     28.1%               $   18,391                     16.2%
      2002                1,781,339                     14.1                    10,162                      8.9
      2003                2,187,241                     17.3                    19,052                     16.8
      2004                1,611,964                     12.7                    13,666                     12.0
      2005                1,907,264                     15.1                    23,077                     20.3
      2006                  265,935                      2.1                     2,515                      2.2
      2007                  283,329                      2.2                     9,178                      8.1
      2008                  446,282                      3.5                     8,803                      7.7
      2009                  178,540                      1.4                     1,357                      1.2
Thereafter                  440,473                      3.5                     7,542                      6.6
                         ----------                    -----                ----------                    -----
Total                    12,656,677                    100.0%               $  113,743                    100.0%
                         ==========                    =====                ==========                    =====


(1)  Does not include month-to-month leases.

(2) Annual base net rent represents amounts contractually due, adjusted for contractual increases, which may include taxes, insurance and common area maintenance.

Leasing Activity/Releasing Costs

We continue to aggressively manage the cost of leasing commissions and tenant improvements, collectively referred to as capital expenditures, associated with the renewal and re-leasing of space. The relative strength of the local real estate markets, the type of property being leased, the length and the total value of the leases signed impact the amount of capital expenditures spent on leasing second generation space. Average capital expenditures per square foot of space leased has shown moderate growth over time. These increases, specifically related to higher labor and material costs, and higher leasing commissions, are directly correlated to a shift in our portfolio towards office properties, rapidly increasing market rents, and longer average lease terms. The following table highlights 2000 leasing activity and re-leasing costs by property type.

                        SUMMARY OF 2000 LEASING ACTIVITY


                                                                                                             Weighted
                           Total               1(st) Generation Space (1)    2(nd)  Generation Space (2)     Average       2nd Gen.
                 --------------------------  ----------------------------  ------------------------------     Lease        TI/Comm
 Type            # Leases        Sq. Feet      # Leases        Sq. Feet       # Leases         Sq. Feet      Term (mo)     PSF (3)
 ----            --------        --------      --------        --------       --------         --------      ---------     -------
 Office            1,237         6,641,835         45          1,162,853       1,192          5,478,982          66.5      $6.52
 Industrial          231         3,986,259         19            338,458         212          3,647,801          68.1       2.51
                   -----        ----------         --          ---------       -----          ---------          ----      -----
 Total             1,468        10,628,094         64          1,501,311       1,404          9,126,783          66.9      $4.80
                   -----        ----------         --          ---------       -----          ---------          ----      -----

(1)  1st generation is defined as previously unleased shell space.

(2)  Net of short-term leases.

(3) Calculated based on 2nd generation space, excluding short-term and repositioning leases of 600,496 square feet.

Tenant Profiles

We have over 3,300 tenants, with the average tenant occupying approximately 11,000 square feet and paying an annual net rent of approximately $169,000 as of December 31, 2000. As set forth in the tables below, our tenant base is extremely diversified and none of our tenants represent greater than 2% of our total annualized net rents.

                        TENANT PROFILE BY BUSINESS SECTOR


                                                        Percentage of
                       Business Sector              Net Rental Income (1)
                       ---------------              ---------------------
                  Professional Services                      11.7%
                  Software                                   10.7
                  Telecom                                     8.9
                  Hardware                                    7.9
                  Securities                                  6.9
                  Computer Services                           6.5
                  Banking                                     5.9
                  Insurance                                   5.0
                  Research & Development                      4.2

     (1) The calculated percentages are based on annualized net rents as of December 31, 2000, contributed by the defined sectors. Sector analysis is based on NAICS codes assigned to the tenants and our grouping of related NAICS codes.

                                 TOP 20 TENANTS

                                                                                                 % of
                                                                         Square                  Total                  % of
                            Tenant                                        Feet                  Occupied                Total
       Rank                 Name (1)                                    Occupied               Square Feet           Net Rents (2)
     -------     --------------------------------------------           --------               -----------           -------------
        1        Brocade Communications Systems, Inc.                    302,555                    0.8%                  1.8%
        2        Verizon Wireless                                        587,338                    1.6                   1.6
        3        Sony Computer Entertainment America, Inc.               244,408                    0.7                   1.5
        4        TIBCO Software, Inc.                                     96,675                    0.3                   1.0
        5        Franklin Templeton Investments                          276,324                    0.7                   1.0
        6        Xerox Corporation                                       219,275                    0.6                   0.9
        7        Applied Materials, Inc.                                 443,468                    1.2                   0.9
        8        The Capital Group Companies, Inc.                       303,108                    0.8                   0.8
        9        Gilead Sciences, Inc.                                   202,437                    0.6                   0.7
       10        Sun Microsystems, Inc.                                  111,523                    0.3                   0.7
       11        Countrywide Credit Industries, Inc.                     248,783                    0.7                   0.7
       12        Mentor Graphics Corporation                             208,433                    0.6                   0.6
       13        Centerpoint Broadband Technologies, Inc.                 84,575                    0.2                   0.5
       14        The Boeing Company                                      242,948                    0.7                   0.5
       15        County of Santa Clara                                   145,600                    0.4                   0.5
       16        Corio, Inc.                                              76,544                    0.2                   0.5
       17        Broadcom Corporation                                     88,047                    0.2                   0.5
       18        Headlands Mortgage Company                              112,341                    0.3                   0.5
       19        Affymax Research Institute                               53,830                    0.1                   0.4
       20        Toyota Motor North America, Inc.                         62,060                    0.2                   0.4
                                                                       ---------                   ----                  ----
                                                                       4,110,272                   11.2%                 16.0%
                                                                       =========                   ====                  ====


(1) The top 50 tenants represent approximately 25.7% of our total annualized net rents and occupy approximately 7.8 million square feet, or 21.2% of our total occupied square footage.

(2) Rankings based on percentage of total annualized net rents in-place as of December 31, 2000.


Other Business Opportunities

Although our primary business objective is to own, operate, acquire and develop property, we will continue to pursue other business opportunities which will maximize shareholder value. These opportunities would capitalize on our office portfolio and the depth and size of our tenant base.

Our investment in BroadBand Office, Inc., which we formed with eight other real estate firms and a venture capital firm, has helped provide single-point access to advanced telecommunications services to our tenants. In May 2000 we joined other leading real estate companies across a broad range of property sectors to form another real estate technology company, Project Constellation. This company intends to form, incubate and sponsor real estate-related Internet, e-commerce and broadband enterprises; acquire interests in existing "best of breed" companies on a synergistic basis; and act as an opportunistic consolidator across property sectors in the emerging real estate technology area.

Competition

We compete with other real estate firms in our markets in attracting tenants, primarily on the basis of location, rental rates, services provided and the design and condition of the improvements. These competitors include domestic and foreign financial institutions, other REITs, life insurance companies, pension funds, trust funds, partnerships and individual investors.

The number of competitive commercial properties in a particular area could have a material effect on our ability to lease space in our properties or at newly developed or acquired properties and on the rents charged. Since we are also acquiring and actively developing properties in our markets we also face competition in our efforts to acquire or develop desirable real estate.

CAPITAL STRUCTURE AND WORKING CAPITAL

Our principal sources of funding our ongoing operations (including the leasing and build-out of existing space, as well as the acquisition, development, expansion and renovation of additional properties) and debt maturities are cash flows provided by operations, unsecured short-term borrowings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units, proceeds from the disposition of non-strategic assets, and the assumption of secured debt on properties acquired. We believe that our ability to access a variety of capital sources enables us to reduce our overall cost of capital and maintain a prudent capital structure. Our unsecured investment grade notes have fixed interest rates between 6.75% and 8.00% and maturity dates ranging from 2001 to 2027. Our mortgage loans have fixed interest rates between 7.00% and 9.88% and maturity dates ranging from 2001 to 2013.

OTHER DISCLOSURES

Environmental Matters

Compliance with laws and regulations relating to the protection of the environment, including those regarding the discharge of materials into the environment, has not had any material effect upon our financial condition or results of operations.

The 97 properties we owned at December 31, 1993, were each subject to a Phase I environmental audit or update during the twelve-month period ended during December 31, 1993. Certain of these properties were subject to Phase II environmental investigations and all buildings on such properties constructed prior to 1985 have been subject to asbestos detection investigations. In addition, for each of the properties acquired subsequent to December 31, 1993, and for each parcel of land purchased for development, a Phase I environmental audit or update was completed as part of the acquisition due diligence process. These investigations have not revealed any environmental condition that we believe would have a material effect on our business, assets or results of operations.

Site assessments have revealed soil and ground water contamination at the Stender Way II property in Santa Clara, California. A third party is primarily bearing the costs relating to this environmental condition and we believe that our exposure, if any, is not material. Additionally, three properties located in Stanford Research Park in Palo Alto, California are subject to varying degrees of known environmental contamination. The remediation costs associated with this contamination have also been, and are expected to continue to be, borne by other parties. Furthermore, we have entered into indemnification agreements whereby we have been, and are to be, indemnified for liabilities arising from clean-up costs relating to these three properties.

Environmental contamination has been found to have originated at Walsh at Lafayette, an industrial development project site in Santa Clara, California that we acquired in 1995. We have since developed a 320,505 square feet industrial building on this site. The relevant government agency has identified a third party as responsible for remediation, and the remediation process is continuing. We are being indemnified for environmental contamination on the Walsh at Lafayette property by the former owner of the property.

Site assessments have revealed that soil and groundwater at our Montgomery Ward property in Pleasant Hill, California, have been contaminated with volatile organic compounds. The likely sources of this contamination are on-site underground storage tanks and a potential off-site contamination source. To date, no government agency has issued any directives requiring that a remediation plan be filed or the contamination be cleaned up. The Spieker partnership that transferred this property to us, referred to as the transferor, previously filed a lawsuit against the seller to enforce an indemnity agreement and against certain other potentially responsible parties to have those parties bear any clean-up costs. Settlement has been reached with certain of the defendants in the lawsuit, resulting in cash payments to the transferor and us. A trial involving the remaining defendants ended without any additional cash awards being made. Due to the nature of this environmental condition our expectation is that Montgomery Ward, who has recently declared bankruptcy, and other parties will be primarily responsible for the clean-up costs. We believe that our exposure, if any, for clean-up costs would not have a material adverse effect on our financial condition, results of operations or liquidity.

Site assessments have revealed soil and groundwater contamination at the Arden Square property in Sacramento, California, and the Woodside Central property in Woodside, California, which have since been sold to Pacific Retail Trust. We agreed to indemnify the buyer for the contamination. However, we believe that the liabilities and clean-up costs associated with this contamination are covered by our pollution insurance policy, except to the extent of the deductible under such policy, which is immaterial to our overall financial position.

Property owned by GAF Corporation and/or Mattel, Inc. in the vicinity of the Nimbus Corporate Center property in Beaverton, Oregon was discovered to have very high levels of soil and groundwater contamination. Monitoring is currently being conducted to determine the extent, if any, that such contamination may have affected the Nimbus Corporate Center property and whether any remedial action will be required. We believe that GAF, who has recently declared bankruptcy, Mattel and/or other third parties will be primarily responsible for the liabilities and remediation costs associated with this contamination, and that, in any event, any exposure we might have would be covered by our pollution insurance policy, except to the extent of the deductible under such policy, which is immaterial to our overall financial position.

Site assessments have revealed soil and groundwater contamination at the Georgetown Center property in Seattle, Washington, and the City Commerce Park property in Seattle, Washington, which have since been sold to CalWest Industrial Properties, LLC, a California limited liability company. We agreed to indemnify the buyer for the contamination. Monitoring will be conducted to determine the extent, if any, that such contamination may have affected the Georgetown Center property and the City Commerce Park property, and whether any remedial action will be required.

Site assessments undertaken by the purchaser of our Benicia Industrial Park property in Benicia, California have revealed soil and groundwater contamination on portions of the property. The source(s) and extent of the contamination have not been defined and the purchaser's site assessment process is continuing. Based on the information available to us to date, we believe that potential liabilities and clean-up costs associated with this contamination, if any, will be covered by our pollution insurance policy, except to the extent of the deductible under such policy, which is immaterial to our overall financial position. We agreed to indemnify the buyer for the contamination.

Although the environmental investigations conducted to date have not revealed any environmental liability that we believe would have a material adverse effect on our business, assets or results of operations, and we are not aware of any such liability, it is possible that these investigations did not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. No assurances can be given that (1) future laws, ordinances, or regulations will not impose any material environmental liability, or (2) the current environmental condition of our properties has not been, or will not be affected by tenants and occupants of our properties, by the condition of other properties in the vicinity of our properties, or by third parties unrelated to us.

ITEM 1. BUSINESS

Information related to this Item is located on pages 3-10.

ITEM 2. PROPERTIES

Information related to this Item is located on pages 11-16.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, from time to time, we are involved in legal actions relating to the ownership and operations of our properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ISSUANCE OF UNREGISTERED SECURITIES

Units issued by the Operating Partnership are exchangeable at the option of the holder for Common Stock of the Company on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions. Between February 1998 and December 1998, the Operating Partnership issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) promulgated thereunder, 1,381,523 units to four limited liability corporations, one trust and five other entities at a price of $41.57 per unit in connection with the acquisition of the TDC portfolio of properties from such persons.

In July 1998, the Operating Partnership issued, in a private placement of securities in reliance on Section 4(2) of the Securities Act, 260,714 units to one trust, one limited liability corporation and three individuals at a price of $38.26 per unit in connection with the acquisition of the Skyway Landing property from such persons.

In February 2000, the Operating Partnership issued, in a private placement of securities in reliance on Section 4(2) of the Securities Act, 222,888 units to four trusts, one limited partnership and one individual at a price of $38.75 per unit in connection with the acquisition of the Larkspur Landing portfolio of properties from such persons.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth:

    - Consolidated operating data presented for the years ended December 31, 2000, 1999, 1998, 1997 and 1996.

    - Consolidated balance sheet data presented as of December 31, 2000, 1999, 1998, 1997 and 1996.

This selected financial data should be read in conjunction with our consolidated financial statements (including the notes thereto) included in Item 8.

                          SUMMARY FINANCIAL INFORMATION
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                 Year Ended December 31,
                                                           --------------------------------------------------------------------
                                                           2000            1999            1998            1997            1996
                                                           ----            ----            ----            ----            ----
OPERATING DATA:
Revenues                                               $   753,836     $   643,829     $   561,097     $   331,313     $   200,699
Income from operations before disposition of
  real estate                                              239,863         195,516         163,924         110,134          65,764
Net income                                                 379,914         253,970         185,939         130,386          74,091
Net income available to General Partner                    300,195         187,322         130,431          99,890          52,051
Net income available to Limited Partners                    40,684          25,915          17,731          14,980           9,901
Net income per Common Operating Partnership
   Unit - diluted (1)                                         4.45            2.89            2.07            2.04            1.50

Distributions per Common Operating Partnership Unit           2.80            2.44            2.29            2.09            1.77

BALANCE SHEET DATA:
Investments in real estate (before accumulated
  depreciation)                                        $ 4,704,358     $ 4,404,274     $ 4,182,806     $ 3,252,572     $ 1,447,173
Net investments in real estate                           4,328,597       4,088,034       3,942,028       3,083,521       1,319,472
Total assets                                             4,528,288       4,268,485       4,056,870       3,242,934       1,390,314
Mortgage loans                                              56,738          97,331         110,698          96,502          45,997
Unsecured debt                                           1,998,119       1,899,512       1,736,500       1,335,000         674,000
Total debt                                               2,054,857       1,996,843       1,847,198       1,431,502         719,997
Partners' Capital                                        2,224,205       2,060,247       2,021,814       1,679,841         610,928

OTHER DATA:
Funds from Operations (2)                              $   329,259     $   258,828     $   215,064     $   147,912     $    93,293
Cash flow provided (used) by:
  Operating activities                                     377,132         321,005         287,860         191,450         112,581
  Investing activities                                    (209,979)       (211,495)       (780,373)     (1,697,885)       (387,567)
  Financing activities                                    (171,247)        (97,312)        474,801       1,499,727         296,749
Total rentable square footage of properties at
  end of period                                             37,715          40,659          40,843          34,543          21,430
Occupancy rate at end of period                               97.4%           96.3%           96.4%           94.5%           96.6%


(1) Per unit amounts are computed using the weighted average units outstanding during the period. Diluted weighted average units outstanding include the dilutive effect of stock options using the Treasury Stock method. The weighted average general partner units and limited partner units outstanding for the years ended December 31, 2000 through 1996 were as follows:


                                                             Diluted Weighted Average                   Diluted Weighted Average
                         Year Ended                            General Partner Units                      Limited Partner Units
                         ----------                            ---------------------                      ---------------------
                            2000                                     68,166,326                                  8,874,692
                            1999                                     64,983,415                                  8,865,039
                            1998                                     62,877,995                                  8,429,646
                            1997                                     48,968,905                                  7,209,418
                            1996                                     34,691,140                                  6,547,819


(2) Refer to "Funds from Operations" in Item-7 Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion and definition of our Funds from Operations. In February 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established its definition of Funds from Operations and requested that REITs adopt this new definition beginning in 1996. The new definition provides that the amortization of debt discount and deferred financing costs is no longer to be added back to net income to calculate Funds from Operations. In 1996 we substantially implemented the new NAREIT definition for calculating Funds from Operations. The amounts presented above for the year ended December 31, 1996, have been restated to reflect the new NAREIT definition.

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

OVERVIEW

The year 2000 was a successful year for us as we continued to maximize the value of our real estate portfolio. Levels of demand in our markets remained high which contributed to higher effective rents and higher sustained occupancy levels. Our self-funding strategy allowed us to complete several value added asset acquisitions and to capitalize on and fund select development activities. We also continued to maintain a strong balance sheet with a flexible capital structure.

This year provided significant opportunities to grow current and future earnings across our portfolio of properties. During 2000 our coupon to effective rent growth was 79.2% on the 9.1 million square feet of our re-leased or renewed space. This rent growth is measured as the difference between average rents on new and renewed leases as compared to the expiring coupon rent on those same spaces. We were also successful in extending the average lease term to 66.9 months from 59.0 months in 1999. Occupancy levels remained strong throughout the year at a twelve month average of 96.7%. As our market fundamentals remain solid, vacancy rates remain low, supply in our markets are kept at moderate levels, and given the meaningful gap between our in-place and market rents, we feel that we will continue to have positive rent growth opportunities enabling us to meet expected growth targets going forward. However, given the current unpredictability in our economy, this large measure of growth rate may not be sustainable in the near future.

The availability of quality, well-located West Coast properties continued to be limited. During the year we found several select opportunities to acquire assets that fit well with our overall strategy of providing long-term value. We acquired six office properties totaling 1.5 million square feet (the "2000 Acquisitions") for a total investment of $317.3 million. Three office properties were added in the Pacific Northwest totaling 1.0 million square feet for a total investment of $179.6 million, two office properties were added in the Peninsula/North Bay region totaling 0.3 million square feet for a total investment of $79.6 million, and one office property was added in Southern California totaling 0.2 million square feet for a total investment of $58.1 million. Total expected capitalized costs on these acquisitions, including initial costs, closing costs, repositioning and rehab costs once completed, will be approximately $325.3 million. These acquisitions were funded by the sale or trade of other assets from our portfolio as detailed below.

We continued to identify assets within our portfolio that exhibit lower growth potential or that do not fit our long-term business strategy. Once identified, these assets were subsequently traded or sold and the proceeds were utilized for asset acquisitions or used to fund our development pipeline. During 2000, we identified 41 properties and 7 land parcels totaling approximately 6.3 million square feet ("the Dispositions"). The majority of these assets were industrial properties located throughout our West Coast markets, the highest concentration being in the East Bay/Sacramento market. Net proceeds of $382.0 million were generated from these asset dispositions.

Development activity during 2000 was more focused. During the year, we added three projects totaling 1.0 million square feet to our development pipeline for a total estimated cost of approximately $291.4 million. Although this is a significant amount of square footage, we focused on fewer total projects. These projects are located in markets where the economic environment is favorable, supply is well constrained and preleasing activity is strong. In total at December 31, 2000 we had developments and redevelopments in process, which were 69.0% preleased, of approximately 1.7 million square feet for an estimated cost of $424.8 million. Five of these properties, or approximately 0.8 million square feet are expected to stabilize during 2001. During 2001, we anticipate some development starts, but market fundamentals will be closely watched and analyzed before further investment is made. Finally, we completed fourteen properties, adding 2.0 million square feet to our stabilized portfolio for a total investment of $345.9 million. Estimated returns on these developments average approximately 12.1%.

During 2000, we added overall financial flexibility to the balance sheet. We issued $200.0 million of investment grade rated 10-year unsecured notes which extended the average maturity of our debt outstanding and we replaced our line of credit with a new $400.0 million unsecured credit facility. We also obtained a $100.0 million secured development facility for the sole purpose of funding certain developments.

RECENT DEVELOPMENTS

On February 23, 2001, Equity Office Properties Trust and Spieker Properties, Inc. ("Spieker") jointly announced that Equity Office, EOP Operating Limited Partnership, a Delaware limited partnership of which Equity Office is the sole general partner, Spieker and the Operating Partnership had entered into an Agreement and Plan of Merger, dated as of February 22, 2001. The merger agreement provides for the merger of Spieker with and into Equity Office and for the merger of a newly-created limited liability company, all of the ownership interests of which are held by EOP Partnership (the "LLC"), with and into the Operating Partnership.

In the merger of Spieker with and into Equity Office, holders of Spieker Common Stock will receive $13.50 in cash and 1.49586 Equity Office Common Shares for each share of Spieker Common Stock. Cash will be paid instead of the issuance of fractional shares. The exchange ratio is not subject to change and there is no "collar" or minimum trading price for the shares of Spieker Common Stock or the Equity Office Common Shares.

The mergers are expected to be tax-free to Equity Office and Spieker. Spieker common stockholders will recognize income for federal income tax purposes only on the cash portion of the merger consideration. The mergers are subject to customary closing conditions, including the approval of the merger of Spieker with and into Equity Office by the common shareholders of Equity Office and the common stockholders of Spieker and the approval of the merger of Spieker with and into Equity Office and the merger of the LLC with and into the Operating Partnership to the extent necessary, by the partners of EOP Partnership and the Operating Partnership. In connection with the execution of the merger agreement, certain officers and directors of Spieker, controlling in the aggregate approximately 0.8% of the outstanding shares of Spieker Common Stock and approximately 5.6% of the outstanding Spieker limited partnership interests (other than preferred units), have agreed, among other things, to vote their shares of Spieker Common Stock and Spieker partnership interests to approve the mergers.

The parties anticipate that the mergers will close during the second quarter of 2001. Following the merger of Spieker with and into Equity Office, Warren E. Spieker, Jr., Chairman of the Board of Directors of Spieker, and Craig G. Vought and John A. Foster, the co-Chief Executive Officers of Spieker, will become trustees of Equity Office.

On March 8, 2001, a purported class action complaint was filed in the Superior Court of the State of California, County of San Mateo, by an alleged Spieker stockholder. This complaint names as defendants Spieker and each member of its board of directors and principally alleges that the directors breached duties assertedly owed to Spieker's stockholders in connection with entering into the merger agreement. The plaintiffs in the lawsuit seek an injunction (1) against the defendants' agreement to the termination fee provisions of the merger agreement and (2) requiring an unspecified "fair and objective process to sell the company." Spieker believes that the lawsuit is without merit and intends to vigorously defend the lawsuit.

RESULTS OF OPERATIONS

Comparison of 2000  to 1999

The following comparison is of our consolidated operations for the year ended December 31, 2000 to the year ended December 31, 1999 (amounts in tables are presented in millions).


                               Year Ended December 31,
                      ----------------------------------------
Rental Revenues                                  Change
                                          --------------------
                        2000     1999         $           %
                      ----------------------------------------

1999 Core Portfolio   $ 637.1   $ 567.4   $  69.7        12.3%
1999 Acquisitions        17.9       8.1       9.8       121.0
2000 Acquisitions        17.9        --      17.9          --
Developments             49.6      11.6      38.0       327.6
Dispositions             22.0      50.7     (28.7)      (56.6)
                      ---------------------------------------
                      $ 744.5   $ 637.8   $ 106.7        16.7%
                      =======================================

Rental revenues for 2000 increased by $106.7 million. $69.7 million, or 65.3% of the rental revenue increase is due to revenues generated by the "1999 Core Portfolio", defined as properties owned at January 1, 1999 and still owned at December 31, 2000. Increases in the 1999 Core Portfolio rental revenues during 2000 were attributed to higher rollover rental rates realized on the re-leasing and renewal of second generation space and higher maintained occupancy levels. During 2000, we completed 1,404 lease transactions for the renewal and re-lease of 9.1 million square feet of second generation space. Rollover effective rent growth on these leases was, on average, 79.2% higher than the previous rents received on those same spaces.

The 1999 acquisitions contributed $9.8 million, or 9.2%, to the rental revenue increase for 2000. During 1999, we acquired five office properties totaling 0.8 million square feet for a total investment of $134.3 million. The 1999 acquisitions were acquired at various dates throughout the year, therefore we recognized a full year's results in 2000 as compared to a partial year's results in the year of acquisition. The 2000 Acquisitions contributed $17.9 million, or
16.8 %, to the rental revenue increase for 2000.

The Developments contributed 38.0 million, or 35.6%, to the rental revenue increase for 2000. The increase in income is due to the increases in occupancy on the developments either completed or still in the development pipeline. The Developments include properties completed and added to our portfolio of stabilized properties, as well as properties currently in the development pipeline. We consider properties "stabilized" at the earlier of eighteen months after shell completion or when a 95.0% occupancy rate has been reached.

The increases in rental revenues are partially offset by a decrease of $28.7 million attributable to the Dispositions. Total net proceeds of $382.0 million and a book gain of $140.1 million were recognized on these properties and parcels.



                                                      Year Ended December 31,
                                              ------------------------------------------
                                                                          Change
                                                                    --------------------
                                                2000       1999         $          %
                                              ------------------------------------------
Interest and Other Income                     $ 9.3      $ 6.0      $ 3.3          55.0%

Interest and other income increased $3.3 million or 55.0% in 2000. This increase resulted from higher third party management and construction fees along with higher average cash balances year over year. Average cash balances for the year ended December 31, 2000 were $36.2 million as compared to the $27.3 million in 1999.


                                                            Year Ended December 31,
                                              ---------------------------------------------------
                                                                                 Change
                                                                          -----------------------
Property Operating Expenses                     2000          1999           $              %
                                              ---------------------------------------------------
    Rental Expenses                           $  162.8      $  144.8      $   18.0           12.4%
    Real Estate Taxes                             51.5          47.9           3.6            7.5
                                              ---------------------------------------------------
                                              $  214.3      $  192.7      $   21.6           11.2%
                                              ===================================================

                                                       Year Ended December 31,
                                              ------------------------------------------
                                                                            Change
                                                                    --------------------
Property Operating Expenses                     2000       1999        $            %
                                              ------------------------------------------
    1999 Core Portfolio                       $  184.6   $  173.8   $   10.8        6.2%
    1999 Acquisitions                              5.6        2.7        2.9      107.4
    2000 Acquisitions                              6.1         --        6.1         --
    Developments                                  13.0        6.0        7.0      116.7
    Dispositions                                   5.0       10.2       (5.2)     (51.0)
                                              ------------------------------------------
                                              $  214.3   $  192.7   $   21.6       11.2%
                                              ==========================================
Property Operating Expenses as % of
  Rental Revenues                                 28.8%      30.2%
                                              --------   --------


The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of growth in the total square footage of our portfolio of office properties as well as higher compensation costs included in rental expenses. These increases are consistent with the increases in rental revenue.

Rental revenues net of property operating expenses, referred to as "net operating income," are presented in the following table:



                                                        Year Ended December 31,
                                              -----------------------------------------
                                                                         Change
                                                                    -------------------
Net Operating Income                            2000       1999        $          %
                                              -----------------------------------------
    1999 Core Portfolio                       $  452.5   $  393.6   $   58.9       15.0%
    1999 Acquisitions                             12.3        5.4        6.9      127.8
    2000 Acquisitions                             11.8         --       11.8         --
    Developments                                  36.6        5.6       31.0      553.6
    Dispositions                                  17.0       40.5      (23.5)     (58.0)
                                              -----------------------------------------
                                              $  530.2   $  445.1   $   85.1       19.1%
                                              =========================================


For the year ended December 31, 2000, 81.9% of our net operating income was generated by office properties as compared with 74.1% for 1999.


                                                                   Year Ended December 31,
                                                   ------------------------------------------------------
                                                                                         Change
                                                                                 ------------------------
Other Expenses                                       2000           1999             $               %
                                                   ------------------------------------------------------
  Interest Expense, including
    Amortization of Deferred Financing Costs       $  133.0       $  120.7       $   12.3           10.2%

  Capitalized Interest                                 18.1           21.0           (2.9)         (13.8)

  Depreciation and Amortization Expense               137.8          111.4           26.4           23.7

  G & A Expenses                                       28.8           23.5            5.3           22.6

  G & A Expenses as % of
    Rental Revenues                                     3.9%           3.7%

  Income from Operations before
    Disposition of Real Estate                     $  239.9       $  195.5       $   44.4           22.7%

Interest expense increased in 2000 due to the net effect of higher interest expense related to new note offerings which replaced outstanding balances on our floating-rate facilities, a decrease in capitalized interest in relation to the Developments in process during the year, and lower and offset by outstanding mortgage balances. The average debt outstanding was $2.0 billion in 2000 and 1999.

Depreciation and amortization expenses increased by $26.4 million for 2000 as a result of the 2000 and 1999 Acquisitions and the Developments.

General and administrative expenses increased by $5.3 million for 2000 as a result of an increased number of employees and continued upward wage pressures experienced on the West Coast. Our 2000 general and administrative expenses remained consistent with 1999 levels on a percentage of revenue basis.

The increase in income from operations before disposition of real estate of $44.4 million for the year ended December 31, 2000 is primarily due to rent increases in the 1999 Core Portfolio, and the 1999 Acquisitions, the addition of the 2000 Acquisitions, and the Development projects becoming occupied during the year.

Comparison of 1999 to 1998

The following comparison is of our consolidated operations for the year ended December 31, 1999 to the year ended December 31, 1998 (amounts in tables are presented in millions).



                                                                   Year Ended December 31,
                                                   ----------------------------------------------------
          Rental Revenues                                                               Change
                                                                               ------------------------
                                                     1999          1998            $               %
                                                   ----------------------------------------------------
1998 Core Portfolio                                $  456.9      $  424.4      $   32.5             7.7%
1998 Acquisitions                                     116.6          86.5          30.1            34.8
1999 Acquisitions                                       8.1            --           8.1              --
Developments                                           42.3          14.4          27.9           193.8
Dispositions                                           13.9          17.1          (3.2)          (18.7)
                                                   ----------------------------------------------------
                                                   $  637.8      $  542.4      $   95.4            17.6%
                                                   ====================================================

Rental revenues for 1999 increased by $95.4 million. $32.5 million, or 34.1%, of the rental revenue increase is due to revenues generated by the 1998 Core Portfolio, defined as properties owned at January 1, 1998 and still owned at December 31, 1999. Properties acquired during 1998, the 1998 Acquisitions, contributed $30.1 million, or 31.6%, to the rental revenue increase for the year. During 1998, we invested $884.8 million in acquiring properties totaling
6.3 million square feet. These properties were acquired at various dates throughout the year and a full year's results in 1999 were recognized as compared to a partial year's results in 1998. Increases in the 1998 Core Portfolio rental revenues and to some extent the 1998 Acquisitions rental revenues during 1999 were attributable to higher rollover rental rates realized on the releasing and renewal of second generation space. During 1999, we completed 1,326 lease transactions for the renewal and re-lease of 8.0 million square feet of second generation space. Rollover effective rent growth on these leases was, on average, 36.5% higher than the previous rents received on those same spaces.

The Developments contributed $27.9 million, or 29.2%, to the rental revenue increases for 1999. The increase in income is due to the increases in occupancy on the developments either completed or still in the development pipeline. During 1999 we added to our stabilized portfolio of properties eleven properties totaling 1.9 million square feet for a total investment of $166.9 million.

The 1999 Acquisitions contributed $8.1 million of the rental revenues for 1999. During 1999 we acquired five office properties totaling 807,037 square feet for a total investment of $134.3 million.

Increases in rental revenues were partially offset by a decrease of $3.2 million attributable to the 1999 Dispositions. During 1999, the Company disposed of fifteen properties and two land parcels, for a total sales price of $184.8 million recognizing a book gain of $48.6 million. The gains generated from these sales were re-deployed into the purchase of the 1999 Acquisitions, into asset purchases subsequent to December 31, 1999, and to fund the development pipeline. We also recognized income from the sale of a mortgage and a gain on condemnation of a land parcel of $20.2 million.



                                                                  Year Ended December 31,
                                                   -----------------------------------------------------
                                                                                        Change
                                                                               -------------------------
                                                     1999          1998            $                %
                                                   -----------------------------------------------------
Interest and Other Income                          $    6.0      $   18.7      $  (12.7)          (67.9)%


Interest and other income decreased due to the reduction in interest income from mortgage loans made to Spieker Northwest, Inc. in relation to SNI's 1997 acquisition of non-core assets. The majority of these assets were disposed of during 1998. Additional decreases were due to lower cash balances year over year and from the reduction of mortgage interest income from a mortgage held by us, which was repaid by the borrower. Average cash balances for the year ended December 31, 1999 were $27.3 million as compared to $33.9 million in 1998.


                                                                  Year Ended December 31,
                                                   -----------------------------------------------------
                                                                                        Change
                                                                               -------------------------
Property Operating Expenses                          1999          1998           $               %
                                                   -----------------------------------------------------
    Rental Expenses                                $  144.8      $  124.8      $   20.0            16.0%
    Real Estate Taxes                                  47.9          42.2           5.7            13.5
                                                   -----------------------------------------------------
                                                   $  192.7      $  167.0      $   25.7            15.4%
                                                   ====================================================


                                                                  Year Ended December 31,
                                                   -----------------------------------------------------
                                                                                        Change
                                                                               -------------------------
Property Operating Expenses                          1999          1998             $               %
                                                   -----------------------------------------------------
    1998 Core Portfolio                            $  128.3      $  121.7      $    6.6             5.4%
    1998 Acquisitions                                  44.9          36.2           8.7            24.0
    1999 Acquisitions                                   2.7            --           2.7              --
    Developments                                       14.1           5.9           8.2           139.0
    Dispositions                                        2.7           3.2          (0.5)          (15.6)
                                                   -----------------------------------------------------
                                                   $  192.7      $  167.0      $   25.7            15.4%
                                                   ====================================================
Property Operating Expenses as % of
  Rental Revenues                                      30.2%         30.8%
                                                   ========      ========

The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the growth in the square footage of our portfolio of office properties, as well as an increased number of employees resulting in higher compensation costs included in rental expenses. The increases experienced are consistent with the increase in rental revenue.

Rental revenues net of property operating expenses, referred to as "net operating income", is presented in the following table:



                                                                  Year Ended December 31,
                                                   -----------------------------------------------------
                                                                                        Change
                                                                               -------------------------
Net Operating Income                                 1999          1998           $               %
                                                   -----------------------------------------------------
    1998 Core Portfolio                            $  328.6      $  302.7      $   25.9             8.6%
    1998 Acquisitions                                  71.7          50.3          21.4            42.5
    1999 Acquisitions                                   5.4            --           5.4              --
    Developments                                       28.2           8.5          19.7           231.8
    Dispositions                                       11.2          13.9          (2.7)          (19.4)
                                                   ----------------------------------------------------
                                                   $  445.1      $  375.4      $   69.7            18.6%
                                                   ====================================================

For the year ended December 31, 1999, 74.1% of our net operating income was generated by office properties as compared with 69.1% for 1998.


                                                                  Year Ended December 31,
                                                   -----------------------------------------------------
                                                                                        Change
                                                                               -------------------------
Other Expenses                                       1999          1998            $               %
                                                   -----------------------------------------------------
  Interest Expense, including
    Amortization of Deferred Financing Costs       $  120.7      $  116.3      $    4.4             3.8%

  Capitalized Interest                                 21.0          16.5           4.5            27.3

  Depreciation and Amortization Expense               111.4          94.5          16.9            17.9

  G & A Expenses                                       23.5          19.3           4.2            21.8
  G & A Expenses as % of
    Rental Revenues                                     3.7%          3.6%

  Income from Operations before
    Disposition of Real Estate                     $  195.5      $  163.9      $   31.6            19.3%

Interest expense increased due to a higher total average outstanding debt balance in 1999. This increase is the net effect of additions to interest expense from additional note offerings which occurred during 1999, offset by lower balances outstanding under the Facility combined with an increase in capitalized interest in relation to the Developments. The average outstanding debt was $2.0 billion in 1999 and $1.8 billion in 1998.

Depreciation and amortization expense increased by $16.9 million for 1999 as compared with 1998, due to the addition of the 1999 Acquisitions, the 1998 Acquisitions, and the Developments.

General and administrative expenses increased by $4.2 million for 1999 as compared with 1998 as a result of the increased number of employees and wage pressures experienced on the West Coast. During 1999, general and administrative expenses were consistent with 1998 levels on a percentage of revenue basis.

The increase in income from operations before disposition of real estate of $31.6 million for the year ended December 31, 1999 is primarily due to rent increases in the 1998 Core Portfolio and the 1998 Acquisitions, the addition of the 1999 Acquisitions, and the Development projects becoming occupied during the year.

LIQUIDITY AND CAPITAL RESOURCES



                                                                   Year Ended December 31,
                                                   ------------------------------------------------------
                                                                                       Change
                                                                               --------------------------
                                                     2000          1999           $                %
                                                   ------------------------------------------------------
Cash Provided by Operating Activities              $  377.1      $  321.0      $   56.1            17.5%
Cash Used for Investing Activities                   (210.0)       (211.5)          1.5             0.7
Cash Used for Financing Activities                   (171.2)        (97.3)        (73.9)          (75.9)%

The increase in cash provided by operating activities is due to the increased net operating income resulting from the 1999 Core Portfolio, the 1999 and 2000 Acquisitions, and the Developments. During 2000 the volume of our investing activity increased. However, the cash used for investing activities was slightly lower due to the net effect of our acquisition and disposition activity year over year. Cash used for financing activities increased by $73.9 million for 2000. The change is consistent with our ability to fund part of our investment activity with the proceeds from asset dispositions. During 2000, our financing activities consisted of obtaining $200.0 million in gross proceeds from the issuance of unsecured notes, the subsequent payoff of $100.0 million of our unsecured notes that came due in December 2000, and the re-payment of $40.6 million in mortgage loans and principal payments. Additionally, payments of dividends and distributions increased by $21.1 million from $218.9 million in 1999 to $240.0 million for 2000. This increase is due to the greater number of partnership units outstanding and the 14.8% increase in the general and limited partnership unit distribution rate of $2.80 per unit for 2000 from $2.44 per unit in 1999.

Our principal sources of funding for acquisitions, development, expansion and renovation of the properties and for debt maturities are cash flow provided by operations, unsecured and secured short-term borrowings, public and privately placed equity financing, public unsecured debt financing, the issuance of partnership units, proceeds from dispositions, and the assumption of secured debt on properties acquired. We believe that our liquidity and our ability to access capital and proceeds from disposition of non-strategic assets are adequate to continue to meet liquidity requirements for the foreseeable future.

At December 31, 2000, we had no material commitments for capital expenditures related to the renewal or re-leasing of space. We believe that the cash provided by operations and our facilities provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

In May 1999, we issued $400.0 million of investment grade rated unsecured notes in two tranches as follows: $200.0 million of 6.8% notes due May 1, 2004, priced to yield 6.83% and $200.0 million of 7.25% notes due May 1, 2009, priced to yield 7.27%. We used the net proceeds of approximately $397.0 million from these offerings to reduce amounts outstanding under the facilities.

In conjunction with the issuance of the May 1999 Notes, we hedged our exposure to pricing benchmarks so that the net cost to us was 6.74% for the 2004 notes and 7.18% for the 2009 notes. We were released from any further obligations under the hedge transaction upon issuance of the May 1999 Notes.

In December 2000, we issued $200.0 million of investment grade rated unsecured notes at 7.65% due December 15, 2010 priced to yield 7.66%. Net proceeds of approximately $198.2 million were used to pay off $100.0 million of unsecured notes which matured in December 2000, to pay down the credit facility, and to fund development activity.

As of December 31, 2000, we had $1.9 billion of investment grade rated, unsecured debt securities outstanding. The debt securities have interest rates that vary from 6.75% to 8.00% and maturity dates that range from 2001 to 2027. We are currently in compliance with all of the covenants in the unsecured note agreements.

On November 14, 2000 we amended our $250.0 million unsecured credit facility. The amended facility, which matures in November 2003, increases our borrowing capacity to $400.0 million with an interest rate of LIBOR plus 0.70%. The previous facility carried interest at LIBOR plus 0.80%. The amended facility includes an annual administrative fee of $50.0 and an annual facility fee of 0.20%. At December 31, 2000, there was no outstanding balance under this facility.

We also maintain a $100.0 million secured development facility (consisting of revolving commitments of $91.0 million and $9.0 million) which matures in April 2003. The development facility carries interest at LIBOR plus 1.25% for $91.0 million of the commitment and LIBOR plus 3.50% for the remaining $9.0 million of the commitment. It also includes an annual administrative fee of $35.0 and an unused facility fee of 0.25%. As of December 31, 2000, the amount drawn on the development facility was $56.6 million of the $91.0 million commitment and $5.0 million of the $9.0 million commitment.

The facilities are subject to financial covenants concerning leverage, interest coverage and certain other ratios. We are currently in compliance with all of the covenants of the facilities.

We also have $56.7 million of mortgages outstanding at December 31, 2000. The mortgages have interest rates varying from 7.00% to 9.88% and maturity dates from 2001 to 2013. The mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. We also have $6.9 million of assessment bonds outstanding as of December 31, 2000.

Spieker Properties, Inc. has the capacity pursuant to shelf registration statements to issue up to approximately $663.8 million in equity securities, and the Operating Partnership has the capacity to issue up to $213.5 million in debt securities.

FUNDS FROM OPERATIONS

We consider Funds from Operations to be a useful financial measure of the operating performance of an equity REIT. Together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt, and to fund acquisitions, developments, and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles, or GAAP, and Funds from Operations should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flows are sufficient to fund all of our cash needs including principal amortization, capital improvements, and distributions to stockholders. Funds from Operations does not represent cash flows from operating, investing, or financing activities as defined by GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to our calculation of Funds from Operations, as described below.

Pursuant to the National Association of Real Estate Investment Trusts' revised definition of Funds from Operations, the Operating Partnership calculates Funds from Operations by adjusting income from operations before disposition of real estate calculated in accordance with GAAP, for real estate related depreciation and amortization, dividends and distributions on units and shares, other equity interests that are not convertible into shares of Common Stock and certain other non-cash items. We do not add back the depreciation of corporate items, such as computers, furniture and fixtures, or the amortization of deferred financing costs or debt discount. However, we eliminate the effect of straight-lined rents, as defined under GAAP, in our FFO calculation, as management believes this presents a more meaningful picture of rental income over the reporting period.

Funds from Operations per unit is calculated based on weighted average units outstanding, assuming the conversion of dilutive Series A Preferred Stock into common units, and the dilutive effect of stock option equivalents computed using the Treasury Stock method.

The tables below set forth our calculation of Funds from Operations for 2000 and 1999.


                                                                           Statement of Funds from Operations
                                                                                 (amounts in thousands)
                                                                                    2000 Quarter Ended
                                                             -------------------------------------------------------   Year Ended
                                                             March 31,    June 30,     September 30,    December 31,   December 31,
                                                             ---------    --------     -------------    ------------   ------------
Income from operations before disposition
   of real estate:                                           $ 53,257     $ 61,336     $     63,963     $     61,305   $    239,863
Less:
   Dividends on Series B Preferred Stock                       (2,510)      (2,510)          (2,510)          (2,510)       (10,041)
   Dividends on Series C Preferred Stock                       (2,953)      (2,953)          (2,953)          (2,953)       (11,813)
   Dividends on Series E Preferred Stock                       (2,000)      (2,000)          (2,000)          (2,000)        (8,000)
   Distributions on Preferred Operating Partnership Units      (1,441)      (1,441)          (1,441)          (1,441)        (5,766)
                                                             --------     --------     ------------     ------------   ------------
     Income from Operations after preferred
     dividends and distributions                               44,353       52,432           55,059           52,401        204,243

Add:
   Depreciation and amortization                               30,064       31,059           33,003           42,229        136,360
   Other, net                                                     422          607              531              305          1,866
                                                             --------     --------     ------------     ------------   ------------

Funds from Operations before Straight-line rent                74,839       84,098           88,593           94,935        342,469
   Straight-line rent                                          (2,420)      (3,487)          (3,317)          (3,986)       (13,210)
                                                             --------     --------     ------------     ------------   ------------
Funds from Operations                                        $ 72,419     $ 80,611     $     85,276     $     90,949   $    329,259
                                                             ========     ========     ============     ============   ============
Weighted average diluted unit equivalents
   outstanding                                                 76,141       76,890           77,528           77,601         77,041
                                                             ========     ========     ============     ============   ============



                                                                           Statement of Funds from Operations
                                                                                (amounts in thousands)
                                                                                   1999 Quarter Ended
                                                             -------------------------------------------------------   Year Ended
                                                             March 31,    June 30,     September 30,    December 31,   December 31,
                                                             ---------    --------     -------------    ------------   ------------
Income from operations before disposition
   of real estate:                                           $ 47,594     $ 48,716     $     47,954     $     51,252   $    195,516
Less:
   Dividends on Series B Preferred Stock                       (2,510)      (2,510)          (2,510)          (2,510)       (10,041)
   Dividends on Series C Preferred Stock                       (2,953)      (2,953)          (2,953)          (2,953)       (11,813)
   Dividends on Series E Preferred Stock                       (2,000)      (2,000)          (2,000)          (2,000)        (8,000)
   Distributions on Preferred Operating Partnership Units      (2,527)      (2,397)          (1,538)          (1,441)        (7,904)
                                                             --------     --------     ------------     ------------   ------------
     Income from Operations after preferred
     dividends and distributions                               37,604       38,856           38,953           42,348        157,758

Add:
   Depreciation and amortization                               25,102       26,727           28,981           29,191        110,003
   Other, net                                                      38          289              153              780          1,262
                                                             --------     --------     ------------     ------------   ------------
   Funds from Operations before Straight-line  rent            62,744       65,872           68,087           72,319        269,023
   Straight-line rent                                          (2,548)      (2,675)          (2,345)          (2,626)       (10,195)
                                                             --------     --------     ------------     ------------   ------------
Funds from Operations                                        $ 60,196     $ 63,197     $     65,742     $     69,693   $    258,828
                                                             --------     --------     ------------     ------------   ------------
Weighted average diluted unit equivalents
   outstanding                                                 73,919       74,233           75,329           75,547         74,763
                                                             ========     ========     ============     ============   ============


The sum of quarterly Funds from Operations data in 2000 and 1999 varies from the annual data due to rounding.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The information below summarizes the market risks associated with our fixed and variable rate debt outstanding as of December 31, 2000. The following table presents debt balances outstanding and related weighted average interest rates by year of maturity.

                             Expected Maturity Date
                                  (in millions)


                               2001           2002           2003           2004           2005      Thereafter         Total
                               ----           ----           ----           ----           ----      ----------         -----
                   >
 Fixed Rate Debt (1)        $   115.9      $   110.0             --      $   300.0      $   254.7      $ 1,212.6      $ 1,993.2
 Average Interest Rate           7.21%          6.95%            --           6.83%          7.51%          7.30%          7.23%
 Variable Rate Debt (2)            --             --      $    61.6             --             --             --      $    61.6
 Average Interest Rate             --             --           8.05%            --             --             --           8.05%

(1)  Represents 97.0 % of all debt outstanding.

(2)  Represents 3.0% of all debt outstanding.


As of December 31, 2000, the estimated fair value of our fixed rate debt was approximately $1,994.0 million, and the carrying amount of our variable rate debt approximated fair value. Our fixed and variable rate debt is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." At December 31, 2000, we had no interest rate caps or swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.              DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information concerning our directors and executive officers as of December 31, 2000.


                                                                                                            Director Term
                                                                                                            -------------
Name                                                    Age    Position                                  Elected     Expires
----                                                    ---    --------                                  -------     -------
 Warren E. Spieker, Jr                                  56     Chairman of the Board                        1997        2003

 John K. French                                         56     Vice Chairman of the Board                   1996        2002

 Dennis E. Singleton                                    56     Vice Chairman of the Board                   1998        2001

 John A. Foster                                         42     Co-Chief Executive Officer                     --          --

 Craig G. Vought                                        40     Co-Chief Executive Officer                     --          --

 Stuart A. Rothstein                                    34     Chief Financial Officer                        --          --

 Eli Khouri III                                         42     Chief Investment Officer                       --          --

 Frank A. Alexander                                     43     President, Peninsula/North Bay                 --          --
                                                               Region

 John G. Davenport                                      44     President, Southern California Region          --          --

 James C. Eddy                                          49     President, Pacific Northwest Region            --          --

 Joseph D. Russell, Jr                                  41     President, Silicon Valley Region               --          --

 Peter H. Schnugg                                       49     President, East Bay/Sacramento                 --          --
                                                               Region

 Cary D. Anderson                                       39     Vice President, Principal Accounting           --          --
                                                               Officer

 Richard J. Bertero                                     61     Director                                     1997        2003

 Harold M. Messmer, Jr                                  54     Director                                     1997        2003

 David M. Petrone                                       56     Director                                     1998        2001

 William S. Thompson, Jr                                55     Director                                     1996        2002

Biographical information concerning our directors and executive officers is set forth below.

FRANK A. ALEXANDER, President, Peninsula/North Bay Region, is responsible for overseeing the acquisition, development, and management activities of our San Francisco Peninsula and North Bay region. Prior to his current role, Mr. Alexander served as Senior Vice President of our North Bay region and was responsible for developing office and industrial projects totaling approximately
1.5 million square feet and acquiring over 2.3 million square feet of properties included in our current core portfolio. Prior to joining our predecessor in 1987, Mr. Alexander began his real estate career with the Trammell Crow Company in 1986. Mr. Alexander received a Bachelor of Science in Engineering from Brown University and a Masters in Business Administration from The Wharton School of Business.

CARY D. ANDERSON, Vice President, serves as our Principal Accounting Officer and directs our accounting functions. His responsibilities include implementing and monitoring accounting policies and internal controls and overseeing the preparation of consolidated financial statements. Mr. Anderson joined our predecessor in 1990, serving as Operations Controller. Mr. Anderson received a Bachelor of Science from San Jose State University. He is a Certified Public Accountant.

RICHARD J. BERTERO has served as a Director since December 1993. Mr. Bertero is a partner in Hogland, Bogart and Bertero, a San Francisco Bay Area real estate firm. Mr. Bertero was associated with the RREEF Funds as a founding partner from 1975 until his retirement in 1992. At RREEF, he was instrumental in many aspects of RREEF's development over the years, including the acquisition and disposition of commercial properties and portfolio management. He served on RREEF's policy committee as well as on the investment committee. Prior to his employment at RREEF, Mr. Bertero had been associated with Coldwell Banker for ten years. He is a graduate of the University of California at Berkeley.

JOHN G. DAVENPORT, President, Southern California Region, is responsible for overseeing the acquisition, development and management activities of our Southern California region. Prior to his current role, Mr. Davenport served as Regional Senior Vice President of the Southern California region. Mr. Davenport has developed office, industrial, and R&D projects totaling approximately 3.0 million square feet and has acquired over 11.0 million square feet of properties included in our current core portfolio in both Northern and Southern California. He was one of the founding partners with our predecessor during its formation in 1987 and began his career in real estate with the Trammell Crow Company in 1983. Mr. Davenport received a Bachelor of Science in Mechanical Engineering from the University of California at Berkeley and a Masters in Business Administration from Harvard Graduate School of Business Administration.

JAMES C. EDDY, President, Pacific Northwest Region, is responsible for overseeing the acquisition, development, and management activities of our Pacific Northwest region, where we manage and lease over 13.0 million square feet of office and industrial properties in Washington and Oregon. Prior to his current role, Mr. Eddy served as Regional Senior Vice President of the Pacific Northwest region and was responsible for developing office and industrial projects totaling over 3.5 million square feet, and acquiring over 4.0 million square feet of properties included in our current core portfolio. He was one of the founding partners with our predecessor during its formation in 1987 and began his career in real estate with the Trammell Crow Company in 1979. Mr. Eddy received a Bachelor of Arts from Stanford University and a Masters in Business Administration from the University of Santa Clara.

JOHN A. FOSTER, Co-Chief Executive Officer, is responsible for the strategic direction of and long-term planning for the company. Mr. Foster also oversees the management of our portfolio. Prior to his current role, Mr. Foster served as Chief Investment Officer and was responsible for the management and oversight of our acquisition, development and divestment activities. Before becoming Chief Investment Officer, Mr. Foster served as Regional Senior Vice President and was responsible for our operations in the Silicon Valley area of Northern California, including new development, acquisitions and property management. Prior to joining our predecessor in 1987, Mr. Foster began his real estate career with the Trammell Crow Company in 1985. Mr. Foster is a current member and past president of NAIOP (National Association of Industrial and Office Parks) - Silicon Valley Chapter. Prior to joining Spieker, he was employed by AT&T and Bain & Co. Mr. Foster received a Bachelor of Arts from Kalamazoo College and a Masters in Business Administration from Stanford University.

JOHN K. FRENCH, Vice Chairman, has served as a Director since August 1993. Mr. French is responsible for leading our commitment to continuing education as well as developing ways to improve corporate productivity. Prior to his current role, Mr. French served as Chief Operating Officer and was responsible for overseeing the leasing, marketing and management of 40.0 million square feet of commercial property. He was one of the founding partners with our predecessor during its formation in 1987 and began his career in real estate with the Trammell Crow Company in 1974. Mr. French has overseen the development and acquisition of more than 70 properties representing over 8.0 million square feet of commercial property in Northern California and Idaho. Prior to graduate school, Mr. French served as a captain and naval aviator in the U.S. Marine Corps. He received a Bachelor of Arts from Harvard College and a Masters in Business Administration from Harvard Graduate School of Business Administration.

ELI KHOURI III, Chief Investment Officer, is responsible for directing our strategic investment activity. In this capacity, Mr. Khouri has been directly involved in the assemblage of our current portfolio through acquisition and development of over $4 billion of assets. His responsibilities further include raising capital for investment activity through the disposition of properties. He is also responsible for institutional relationships, operating partnership transactions, financial underwriting and new business integration. Mr. Khouri has been with the company since 1991. Prior to joining the company's investment group, Mr. Khouri was responsible for executing development projects, including one of our affiliates largest build-to-suit. He received a Bachelor of Science in Civil Engineering from Stanford University.

HAROLD M. MESSMER, JR. has served as a Director since December 1993. Mr. Messmer is Chairman and Chief Executive Officer of Robert Half International, Inc., the world's largest staffing services firm specializing in professional personnel. Prior to joining Robert Half in 1985, Mr. Messmer was Chief Executive Officer of Cannon Mills Company, a member of the office of the chairman of Castle & Cooke, Inc. and a member of the Castle & Cooke board of directors. He was formerly a partner of the law firm of O'Melveny & Myers. He currently serves on the board of directors of Airborne Freight Corporation and Health Care Property Investors, Inc. He is a graduate of Loyola University and the New York University School of Law.

DAVID M. PETRONE has served as a Director since December 1993. Mr. Petrone is Chairman of Housing Capital Company. Until 1992, Mr. Petrone was Vice Chairman of Wells Fargo and Company. Mr. Petrone was previously President and CEO of Wells Fargo Realty Advisors as well as President and CEO of Wells Fargo Mortgage and Equity Trust, a publicly held REIT with assets of $500 million. During his tenure with Wells Fargo he also became head of wholesale banking as well as its senior lending officer. Mr. Petrone serves on the Board of Directors of Jacobs Engineering, Alexandria Real Estate Equities, Inc. and Finelite, Inc. He received a Bachelor of Science and a Masters in Business Administration from the University of Oregon, where he serves as a trustee.

STUART A. ROTHSTEIN, Chief Financial Officer, is responsible for the management and control of our financial matters and capital market activities. Since joining the company in 1994, Mr. Rothstein has been responsible for raising over $4 billion of capital in various public and private market transactions. He is also responsible for financial strategy, all communication with investors and sellside analysts, budgeting/financial analysis, investor relations, corporate communications and risk management. Prior to joining the company, Mr. Rothstein was employed at Price Waterhouse. He received a Bachelor of Science from Pennsylvania State University and a Masters in Business Administration from Stanford University. Mr. Rothstein is a Certified Public Accountant.

JOSEPH D. RUSSELL, JR., President, Silicon Valley Region, is responsible for overseeing the acquisition, development, and management activities of our Silicon Valley region. Prior to his current role, Mr. Russell served as Regional Senior Vice President of the Silicon Valley region and was responsible for developing office, industrial and R&D projects totaling approximately 2.0 million square feet, and acquiring over 3.5 million square feet of properties included in our current core portfolio. Prior to joining our predecessor in 1990, Mr. Russell held various marketing positions at IBM Corporation. He serves on the board of directors of NAIOP, Silicon Valley Chapter. Mr. Russell received a Bachelor of Science in Business Administration from the University of Southern California and a Masters in Business Administration from Harvard Graduate School of Business Administration.

PETER H. SCHNUGG, President, East Bay/Sacramento Region, is responsible for overseeing the acquisition, development, and management activities of our East Bay/Sacramento region, where we own, manage, and lease over 10.0 million square feet of office and industrial properties. Prior to his current role, Mr. Schnugg served as Regional Senior Vice President of the North East Bay, Sacramento and Peninsula region and was responsible for developing office and industrial projects totaling over 3.0 million square feet, and acquiring over 7.0 million square feet of properties included in our current core portfolio. He was one of the founding partners with our predecessor during its formation in 1987 and began his career in real estate with the Trammell Crow Company in 1983. Mr. Schnugg received a Bachelor of Arts from the University of California at Berkeley and a Masters in Business Administration from Stanford University.

DENNIS E. SINGLETON, Vice Chairman, has served as a Director since August 1993. He is responsible for leading our efforts to build a brand identity, as well as for increasing the value-added services we provide to our tenants. Additionally, Mr. Singleton is involved with identifying and analyzing strategic portfolio acquisition and operating opportunities. Prior to his current role, Mr. Singleton served as Chief Financial Officer and Chief Investment Officer. He was one of the founding partners with our predecessor during its formation in 1987 and began his career in real estate with the Trammell Crow Company in 1972. Mr. Singleton has overseen the development and acquisition of more than 28.0 million square feet of commercial properties representing an investment of over $3 billion. Mr. Singleton received a Bachelor of Science from Lehigh University and a Masters in Business Administration from Harvard Graduate School of Business Administration.

WARREN E. "NED" SPIEKER, JR. has served as Chairman of the Board of Directors since August 1993, and Chief Executive Officer from August 1993 to September 1999, and oversees all of our acquisition, development and financing activities, establishes corporate policy and provides overall strategic direction. He began his career in the real estate industry in 1967 and joined Trammell Crow Company in 1970 and served as a board member and the managing partner of the Northwest region. During his partnership with Trammell Crow, Mr. Spieker oversaw or was responsible for the development or acquisition of 18.0 million square feet of commercial space, and since that time has directed the growth of Spieker Properties by an additional 30.0 million square feet. Mr. Spieker received a Bachelor of Science in Business Administration from the University of California at Berkeley. Mr. Spieker is the Chairman of the Board of Governors and a member of the Executive Committee of the National Association of Real Estate Investment Trusts, Inc.

WILLIAM S. THOMPSON, JR. has served as a Director since December 1993. Mr. Thompson is Managing Director and Chief Executive Officer of PIMCO and serves as Chairman of PIMCO's Executive Committee. Additionally, he is President of Allianz Asset Management (AAM), PIMCO's parent company, and serves as a member of AAM's International Executive Committee. Mr. Thompson joined PIMCO seven years ago, having previously spent 18 years with Salomon Brothers, including two years in Tokyo, Japan as Chairman of Salomon Brothers Asia Ltd. He had 28 years of investment experience and holds a bachelor's degree in Engineering from the University of Missouri-Columbia and an MBA from the Harvard Graduate School of Business.

CRAIG G. VOUGHT, Co-Chief Executive Officer, is responsible for overseeing our overall strategic direction as well as capital market and investment activities. Previously, Mr. Vought served as the Chief Financial Officer and Executive Vice President and was responsible for raising over $3 billion of capital in various public and private offering transactions. Mr. Vought joined our predecessor in 1987 and, during that time, developed nearly 1.0 million square feet of commercial property. He began his real estate career with the Trammell Crow Company in 1986 and has also held positions at Chase Manhattan Bank and E.F. Hutton & Co. Mr. Vought received a Bachelor of Arts from Trinity College and a Masters in Business Administration from The Wharton School of Business.

Meetings and Committees of the Board of Directors

During 2000, there were four meetings of the board of directors and six unanimous written consents. Each director attended all of the meetings of the board, except Mr. French did not attend the June 7 meeting. Each director attended all of the meetings of committees of the board on which he served (whether in person or telephonically) during 2000. The board has standing audit, compensation, nominating, non-executive stock incentive plan and stock incentive plan committees.

The audit committee consists of Richard J. Bertero and David M. Petrone. The audit committee recommends the appointment of the firm of certified public accountants to audit the financial statements for the fiscal year for which they are appointed, reviews audit reports, takes such action as may be deemed appropriate with respect to such audit reports, and monitors the effectiveness of the audit effort, the financial and accounting organization and its system of internal accounting controls. The audit committee met two times during 2000.

The compensation committee consists of Harold M. Messmer, Jr., Warren E. Spieker, Jr. and William S. Thompson, Jr. The compensation committee establishes and reviews annually our general compensation policies applicable to executive officers, reviews and approves the level of compensation of the Co-Chief Executive Officers and other executive officers, reviews and advises the board concerning the performance of the Co-Chief Executive Officers and other employees whose compensation is within the review jurisdiction of the compensation committee, reviews and advises the board concerning regional and industry-wide compensation practices and trends, and recommends benefit plans from time to time. The compensation committee met three times during 2000.

The nominating committee consists of Richard J. Bertero and David M. Petrone. The nominating committee advises and makes recommendations on matters concerning directorship and corporate governance practices. The nominating committee was formed in June 2000.

The stock incentive plan committee consists of Harold M. Messmer, Jr. and William S. Thompson, Jr. The stock incentive plan committee administers the Spieker Properties, Inc. Amended and Restated 1993 Stock Incentive Plan as it pertains to executive officers and reports to the board of directors regarding that plan from time to time, or whenever called upon to do so. During 2000 the stock incentive plan committee met four times and acted by unanimous written consent three times.

The non-executive stock incentive plan committee consists of Dennis E. Singleton, John K. French and Warren E. Spieker, Jr. The non-executive stock incentive plan committee administers the Spieker Properties, Inc. Amended and Restated 1993 Stock Incentive Plan as it pertains to non-executive officers and other employees and reports to the board of directors regarding the plan from time to time, or whenever called upon to do so. The non-executive stock incentive plan committee conducted six meetings by written consent during 2000.

Relationships Among Directors or Executive Officers

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our common stock to file with the Securities and Exchange Commission and New York Stock Exchange initial reports of ownership and changes in ownership of common stock. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received, we believe that during its fiscal year ended December 31, 2000, all reporting persons, with the exception of Mr. Thompson who filed a Form 4 after the filing period, complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth information concerning compensation of our chief executive officers and each of our other executive officers for the fiscal years indicated. All stock options were granted at an exercise price equal to at least the fair market value on the date of grant.


                           SUMMARY COMPENSATION TABLE


                                                   Annual Cash Compensation         Long -Term Compensation
                                                   ------------------------         -----------------------
                                                                                      Restricted
                                                                                         Stock      Stock           All Other
Name and Principal Position (1)    Year      Salary ($)       Bonus     Total ($)      Awards ($)  Options(#)  Compensation ($)(6)
-------------------------------    ----      ----------       -----     ---------      ----------  ----------  -------------------
John A. Foster                     2000      $250,000      $950,000    $1,200,000      $599,295      50,000      $      6,406
Co-Chief Executive                 1999       225,000       525,000       750,000       400,010      50,000            25,906
Officer (2)                        1998       200,000       200,000       400,000       400,023      60,000             6,406

Craig G. Vought                    2000       250,000       950,000     1,200,000       599,295      50,000             6,576
Co-Chief Executive                 1999       225,000       525,000       750,000       400,010      50,000            50,076
Officer (3)                        1998       225,000       175,000       400,000       400,023      60,000             6,576

Joseph D. Russell, Jr.             2000       200,000       650,000       850,000       399,546      30,000             5,000
President, Silicon Valley          1999       170,000       532,283       702,283       200,005      30,000            15,500
Region (4)                         1998       150,000       187,500       337,500       427,073      40,000             5,000

Peter H. Schnugg                   2000       200,000       620,000       820,000       199,798      30,000             6,974
President, East Bay/Sacramento     1999       180,000       421,058       601,058            --      20,000            12,974
Region (4)                         1998       175,000       218,750       393,750       189,492      40,000             6,974

Stuart A. Rothstein                2000       200,000       550,000       750,000       199,798      30,000           108,254(7)
Chief Financial Officer (5)        1999       150,000       295,000       445,000       200,005      15,000            12,500
                                   1998       135,000       175,000       310,000            --      25,000             5,000

James C. Eddy                      2000       200,000       488,816       688,816       114,435      30,000             6,974
President, Pacific Northwest       1999       160,000       368,046       528,046            --      25,000            11,000
Region (4)                         1998       150,000       187,500       337,500        86,063      40,000             6,974




(1) Mr. Warren E. Spieker, Jr. served as Chairman of the Board and Chief Executive Officer until September 29, 1999 at which time he became Chairman of the Board and President. Mr. Spieker did not serve as Chief Executive Officer at anytime during 2000. He received a base salary of $225,000 and chose to waive any short-term incentive compensation for 2000. According to the executive compensation disclosure rules adopted by the Securities Exchange Commission in 1992, Mr. Spieker's compensation is not required to be reported in this year's tables because he no longer holds the title of Chief Executive Officer and his compensation for 2000 fiscal year does not place him as one of the top five executive officers.
(2) Mr. Foster served as Executive Vice President and Chief Investment Officer until September 29, 1999 at which time he was elected Co-Chief Executive Officer.
(3) Mr. Vought served as Executive Vice President and Chief Financial Officer until September 29, 1999 at which time he was elected Co-Chief Executive Officer.
(4) Messrs. Russell, Schnugg, and Eddy served as regional senior vice presidents until September 29, 1999 at which time they were elected regional presidents.
(5)  Mr. Rothstein was elected Chief Financial Officer September 29, 1999.
(6) Amounts in the year 2000, reflect contributions to the 401(k) Retirement Plan and executive life insurance premiums paid by us. Amounts in the year 1999, reflect contributions to the 401(k) Retirement Plan and executive life insurance premiums paid by us; and also includes the value of grants of restricted shares of common stock of BroadBand Office, Inc. received by us in connection with our investment in this company. These grants vest over four years.

(7) Includes forgiveness of $40,000 of principal and $8,140 of imputed interest (at an imputed rate of 6.51% per year) pursuant to a second mortgage loan agreement between the company and Mr. Rothstein. See "Certain Relationships and Related Transactions - Indebtedness of Management."

Restricted Stock Grants

Restricted stock grants generally reflect the fair market value of the common stock on the date of grant and may be granted under the Spieker Properties, Inc. Amended and Restated 1993 Stock Incentive Plan or directly by us. Restricted stock grants granted January 2, 2001 for 2000 performance reflect the fair market value of the award on December 31, 2000. Shares of restricted stock vest in equal installments over four years beginning one year after the date of grant. Dividends are payable on the restricted shares to the extent and on the same date as dividends are paid on the common stock. The following table sets forth the number of shares underlying the restricted stock grants over the last three fiscal years, along with total unvested restricted stock holdings as of December 31, 2000 and their fair market value based on the per share closing price of $50.125 on December 31, 2000. The values do not reflect diminution of value attributable to the restrictions on such stock.


                                           Shares of Restricted Stock
                                               Granted/Earned in                Total Unvested Restricted
                                   -----------------------------------------         Shares Held as of         Total Value on
 Name                              2000(1)               1999(2)        1998        December 31, 2000(5)    December 31, 2000(5)
 ----                              -------               -------        ----        --------------------    --------------------
John A. Foster                     11,956                10,978        11,553                40,152              $2,012,619
Craig G. Vought                    11,956                10,978        11,553                36,433               1,826,204
Joseph D. Russell, Jr               7,971                 5,489        12,151(3)             26,851               1,321,546
Peter H. Schnugg                    3,986                    --         5,030(4)             12,250                 500,899
Stuart A. Rothstein                 3,986                 5,489            --                 9,475                 474,934
James C. Eddy                       2,283                    --         2,466                 5,191                 260,199

(1) Consists of restricted stock granted on January 2, 2001 for services performed in 2000. The closing stock price on date of grant was $50.1875. Mr. Eddy's grant consists of 1,993 shares granted on January 2, 2001 and 290 shares granted on August 1, 2000 for services performed in 2000.
(2) Consists of restricted stock granted on February 1, 2000 for services performed in 1999.
(3) Consists of 972 shares of restricted stock granted on August 25, 1998 and 11,179 shares granted on February 1, 1999 for services performed in 1998.
(4) Consists of 4,513 shares of restricted stock granted on August 28, 1998 and 517 shares granted on February 1, 1999 for services performed in 1998.
(5) Total unvested restricted share value includes all unvested stock holdings by each of the named officers and may be greater than the sum of the grants made in the past three years.

Option Grants in Last Fiscal Year

The following table provides certain information with respect to stock options granted during 2000 to each of our executive officers under the Spieker Properties, Inc. Amended and Restated 1993 Stock Incentive Plan. 20% of these options become exercisable one year after grant and an additional 20% becomes exercisable each year thereafter.


                                                             Securities  % of Total
                                                             Underlying   Options     Exercise
                                                    Grant      Options   Granted in  Price Per  Expiration    Grant Date
 Name and Principal Position                         Date      Granted   Fiscal Year   Share       Date      Valuation (1)
 ---------------------------                         ----      -------   -----------   -----       ----     -------------
 John A. Foster                                     5/1/00     50,000       5.30%      $45.00     5/1/10       $350,177
    Co-Chief Executive Officer
 Craig G. Vought                                    5/1/00     50,000       5.30%      $45.00     5/1/10       $350,177
    Co-Chief Executive Officer
 Joseph D. Russell, Jr.                             5/1/00     30,000       3.20%      $45.00     5/1/10       $210,106
    President, Silicon Valley Region
 Peter H. Schnugg                                   5/1/00     30,000       3.20%      $45.00     5/1/10       $210,106
    President, East Bay/Sacramento Region
 Stuart A. Rothstein                                5/1/00     30,000       3.20%      $45.00     5/1/10       $210,106
    Chief Financial Officer
 James C. Eddy                                      5/1/00     30,000       3.20%      $45.00     5/1/10       $210,106
    President, Pacific Northwest Region


(1) Calculated using the binomial pricing model. The assumptions used in determining the present value of the option grant using this methodology are as follows: option term of 10 years; risk-free rate of 6.2%; five-year volatility of 0.1902; 5.62% dividend yield; exercise price of $45.00; closing price of common stock on date of grant of $45.00; and a 3% reduction factor for the risk of forfeiture due to vesting restrictions. The actual value, if any, that an executive officer may realize will depend on the continued employment of the executive officer holding the option through its vesting period, and the excess of the market price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive officer will be at or near the value estimated by the binomial pricing model, which is based on assumptions as to variables such as stock price volatility, future dividend yield, and interest rates.

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information concerning the exercise of stock options and the number of shares of common stock covered by the stock options held by our Co-Chief Executive Officers and our other named executive officers as of December 31, 2000. The realized value is the difference between the sales price of the shares less the exercise price per share of common stock, multiplied by the number of shares acquired upon exercise. The value of unexercised in-the-money options is based on the closing price of the common stock on December 31, 2000 of $50.125 minus the exercise price, multiplied by the number of shares underlying the options.




                                                                          Number of Securities       Value of Unexercised
                                                                         Underlying Unexercised           In-the-Money
                                                 Shares                    Options at Year-End         Options at Year-End
                                               Acquired       Value     --------------------------  ---------------------------
 Name and Position                            on Exercise    Realized   Exercisable  Unexercisable  Exercisable    Unexercisable
 -----------------                            -----------    --------   -----------  -------------  -----------    -------------
 John A. Foster
 Co-Chief Executive Officer                           --     $     --      184,100       170,400     $3,797,438      $1,807,500
 Craig G. Vought
 Co-Chief Executive Officer                           --     $     --      349,500       193,000     $7,151,183      $2,314,955
 Joseph D. Russell, Jr.
 President, Silicon Valley Region                     --     $     --       41,800        90,400     $  574,100      $  897,700
 Peter H. Schnugg
 President, East Bay/Sacramento Region            15,000     $555,125       94,017        99,535     $1,730,892      $1,066,432
 Stuart A. Rothstein
 Chief Financial Officer                              --     $     --       51,000        69,000     $  538,713      $  651,225
 James C. Eddy
 President, Pacific Northwest Region                  --     $     --      114,300        89,200     $2,626,155      $  899,020

Compensation of Directors

Each of the independent directors receives an annual fee of $22,000, a meeting fee of $1,000 for each board of directors meeting attended and for each committee meeting which is scheduled separately from a regular board meeting, and reimbursement of expenses incurred in attending meetings. Directors who also are officers or employees do not receive any such director fees.

Pursuant to the Spieker Properties, Inc. 1993 Amended and Restated Directors' Stock Option Plan, each independent director, upon joining the board, receives an initial grant of options to purchase 2,500 shares of common stock at an exercise price equal to 100% of the fair market value of the common stock at the date of the grant of such options. Each such director who is serving on December 31 of each calendar year thereafter, and who has served for more than one year, will automatically receive an annual grant of options to purchase 4,000 shares of common stock at an exercise price equal to 100% of the fair market value of the common stock at the date of the grant of such options.

Employment Agreements and Change of Control Policy

We have no employment agreement with any of our executive officers and directors. We have adopted a special severance policy which provides that if the employment of any participant is terminated for any reason within two years after a change in control (except for a termination for cause or a voluntary resignation by the participant without a good reason), then we will pay the participant a lump sum severance benefit payment equal to two years to three years compensation, depending on the participant's position. In 2000, the Board approved an amendment to the severance policy that provides that in the event of termination after a change in control, the chairman of the board would receive a lump sum severance payment equal to that provided the chief executive officer or the highest payment made to either of the co-chief executive officers. To determine severance benefit payments, compensation includes:

     -    The participant's highest annual rate of base salary, plus

     - Average annual bonus earned by the participant during the last two completed fiscal years, plus

     - The average of the fair market value of the shares of restricted stock granted to the participant during the past two completed fiscal years, plus

     -    Medical, dental, disability, and life insurance plan coverage.

Medical, dental, disability and life insurance benefits may be offset by new employment. We will automatically reimburse a participant for any excise tax payments under the policy that are imposed by Section 4999 of the Internal Revenue Code of 1986, as amended. Excise tax reimbursement payments will not be paid if a reduction of up to 10% of the participant's payments under the policy would avoid an excise tax to be levied. In that case, the participant's payments would be reduced by up to 10% and no excise tax reimbursement will be paid.

In September 2000, the board of directors amended the severance policy to also provide the participant a lump sum cash payment for any unpaid salary and bonus earned through the date of termination as well as a prorated bonus for the fiscal year in which the termination occurs. The board of directors approved the amendment to ensure that the severance policy is fair and competitive. Messrs. Foster, Vought, Russell, Schnugg, Rothstein and Eddy have been designated as plan participants as well as other senior executives.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors is comprised of Harold M. Messmer, Jr., Warren E. Spieker, Jr., and William S. Thompson, Jr. Until September 29, 1999, Mr. Spieker was the chief executive officer. No other interlocking relationship existed in 2000 or presently exists between any member of the compensation committee or stock incentive plan committee and any member of the board of directors or compensation committee of any other corporation. Significant transactions and relationships between us and our officers and directors are set forth below in the section entitled "Certain Relationships and Related Transactions."

Report of the Compensation Committee on Executive Compensation

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings or this report, the following report and the performance graph which follows shall not be deemed to be incorporated by reference into any such filings.

For services performed in 2000, executive compensation primarily consisted of four key elements:

     -    Base salary,
     -    Bonuses,
     - Grants of stock options under the Amended and Restated 1993 Stock Incentive Plan, and
     - Grants of restricted stock under the Amended and Restated 1993 Stock Incentive Plan or directly by us.

In December 1993, the board of directors established the compensation committee and the stock incentive plan committees of the board of directors (together, the "Committees"). The compensation committee has responsibility for developing, administering and monitoring the compensation policies applicable to the executive officers. The stock incentive plan committee has responsibility for administering the Amended and Restated 1993 Stock Incentive Plan, under which grants may be made to executive officers and other key employees.

The Committees have retained the services of an independent compensation consultant to assist the Committees in their evaluation of the key elements of the compensation program. The compensation consultant provides advice to the Committees with respect to competitive practices and the reasonableness of compensation paid to the executives. The Committees review surveys and other data supplied by the consultant in the course of their deliberations relating to compensation proposals. The Committees believe that our most direct competitors for executive talent are not necessarily all of the companies that would be included in the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") Equity Index in the stock price performance chart that compares stockholder returns. Some, but not all, of the companies included in the stock price performance chart are included in the compensation surveys. The Committees review the available competitive data, evaluate the particular needs of the company, and evaluate each executive's performance to arrive at a decision regarding compensation programs.

EXECUTIVE COMPENSATION PHILOSOPHY. The Committees believe that a fundamental goal of the executive compensation program should be to provide incentives to create value for stockholders. In addition, the Committees believe that the executive compensation program should attract, retain, and motivate a quality, performance-oriented management team. It should create a strong and direct link between stock performance and executive compensation. Executive total compensation levels should be positioned between the middle and upper quartiles of real estate development and REIT organizations of comparable size and organizational structure. Compensation should be weighted more on the variable components to allow for premium pay for superior financial results and below-average pay for below-average financial results. The program should create a significant and meaningful long-term incentive tied to long-term growth, financial success, and increasing stockholder value. For 2000, the Committees placed 13% to 20% of the executive officers' total compensation on base salary and 80% to 87% on the combination of short-term and long-term incentive compensation awards.

The Committees believe that company performance should be measured on the basis of both quantitative and qualitative assessments. Quantitative measures include performance in areas such as growth in Funds from Operations (FFO), net operating income growth, operating margins, return on invested capital, return on investor equity, total return to shareholders, and portfolio occupancy rates. Qualitative measures include performance in the areas such as asset quality, asset management, risk management, tenant retention, financing strategy, market strategy, management strength, special projects and teamwork. These quantitative and qualitative measures are not formally weighted for purposes of determining salaries or incentive awards.

Section 162(m) of the Internal Revenue Code denies a deduction for compensation in excess of $1 million paid to certain executive officers, unless certain performance, disclosure, and stockholder approval requirements are met. Option grants under the Amended and Restated 1993 Stock Incentive Plan are intended to qualify as "performance-based" compensation not subject to the Section 162(m) deduction limitation. The Committees' present intention is to qualify, to the extent reasonable, a portion of the executive officers' compensation for deductibility under applicable tax laws. However, the Committees reserve the right to design programs that recognize a full range of performance criteria important to the company's success, even where compensation payable under such programs may not be deductible.

BASE SALARIES. Base salaries for all of the executive officers are reviewed annually and may be increased by the compensation committee in accordance with certain criteria determined primarily on the basis of growth in revenues, Funds from Operations ("FFO") per share of common stock, new acquisitions, and on the basis of other factors, which include individual performance, execution of the strategic plan, the functions performed by the executive officer, and changes in the compensation peer group in which the company competes for executive talent. The weight given the factors by the compensation committee may vary from individual to individual. The compensation committee, however, intends to reward executive officers for their achievements primarily through the short-term and long-term incentive compensation awards discussed below. With respect to base salaries, the compensation committee generally tries to target base salary levels at or below the 50th percentile of real estate development and REIT organizations of comparable size and organization structure. Consistent with this philosophy, all executive officer salaries are in the lowest quartile for 2000.

SHORT-TERM INCENTIVE COMPENSATION AWARDS. All officers, including the executive officers, are eligible to participate in the short-term incentive plan. Each year, the compensation committee establishes a pool from which short-term incentive payments are made. In 2000, 100% of the pool maximum was paid out to executive officers for 2000 performance.

Annual incentive awards are paid after assessing company, region, department, and individual performance. Payments for each individual are weighted differently among company, region, department and individual performance objectives, depending on the position. The co-chief executive officers' weighting is 100% on company performance. The weighting for other senior officers is 75% on company performance and 25% on region or department performance.

Company performance is measured on the basis of achieving targeted FFO objectives, which are reviewed and approved by the compensation committee. Region performance is measured on stabilized contributions to FFO from new acquisitions and developments and the performance of existing property portfolio net operating income with consideration of individual market factors, capital expenditures, overhead costs and other factors that may affect performance in any given year. Department performance measures are based on the achievement of specific strategic objectives of the company. Individual performance measures are assessed in a subjective manner and may include company leadership, tenant satisfaction, contributions to the company as a whole and community involvement. The compensation committee may also make its decision based on criteria such as FFO growth performance relative to the office/industrial/mixed-use REIT market segments, asset quality, asset management, risk management, tenant retention, financing strategy, market strategy, management strength and teamwork. The compensation committee believes that a fixed compensation formula may not adequately reflect all aspects of the performance of the company and of an individual executive officer. Therefore, the compensation committee has retained a high degree of flexibility in structuring the short-term incentive compensation plan to ensure that the longer-term interests of stockholders are considered. This allows the compensation committee to subjectively evaluate each executive officer's individual performance and contribution to the company's overall financial and operational success. These subjective factors are not weighted.

Minimum objectives are established for company performance and such objectives basically represent a net FFO growth and cash dividend that will ensure a satisfactory return to stockholders. Generally, the company portion of an award is not paid if such objectives are not achieved.

The compensation committee determines the award for the Chairman and Co-Chief Executive Officers and approves the awards for other participants. The Chairman and the Co-Chief Executive Officers, with the assistance of an internal committee, determines the awards for all other participants on the basis of their achievement of specific objectives and a subjective assessment of the individual's contributions. The compensation committee approved the target performance objectives and the pool. Bonus awards to executive officers for 2000 reflect performance results during the year. Actual 2000 FFO exceeded preestablished target objectives due to market conditions and improved leasing in the company's development and core portfolio. 2000 FFO growth of 27.2% represented the 99th percentile performance of other equity REITs and the 99th percentile for the office/industrial/mixed-use sector equity REITs. The compensation committee also noted our better-than-expected same-store net operating income growth, operating margins and returns on new developments. In addition, we were able to maintain high portfolio occupancy rates of 97.4%, establish one of the highest levels of preleasing among our office/industrial peers, and continue to decrease dependence on outside financing through capital recycling strategies.

LONG-TERM INCENTIVE COMPENSATION AWARDS. The Amended and Restated 1993 Stock Incentive Plan, which was approved by stockholders, is administered by the stock incentive plan committee. The Amended and Restated 1993 Stock Incentive Plan provides for grants of nonqualified stock options, incentive stock options, restricted shares, dividend equivalents, performance shares and performance units to key executives and employees.

The stock incentive plan committee may make grants under the Amended and Restated 1993 Stock Incentive Plan based on a number of factors, including:

          -    Company performance,
          - The executive officer's or key employee's position in the company,
          -    His or her performance and responsibilities,
          - The extent to which he or she already holds an equity stake in the company,
          - Equity participation levels of comparable executives and key employees at other companies in the compensation peer group,
          - Total compensation levels of comparable executives and key employees at other companies in the compensation peer group, and
          - Individual contribution to the success of the company's financial performance.

In addition, the size, frequency, and type of long-term incentive grants are determined on the basis of past granting practices, fair market value of the company's stock, tax consequences of the grant to the individual and the company, accounting impact, and the number of shares available for issuance. However, the plan does not provide any formulaic method for weighing these factors, and a decision to grant an award is based primarily upon the stock incentive plan committee's evaluation of the past as well as the future anticipated performance and responsibilities of each individual.

Stock options generally are granted on an annual basis at 100% of current fair market value of our common stock and will only be of value to the executive officer or key employee if the stock price increases over time. The 2000 stock option grants reflect the compensation philosophy to place greater emphasis on the variable components of the compensation program. The 2000 grants of options vest ratably at 20% per year after one year from the date of grant. Executive officers were also granted restricted stock during 2000 in recognition of exceptional performance, to place greater emphasis on stock-based incentives, and to retain exceptional executive talent. Restricted shares vest ratably at 25% per year after one year from the date of grant. In the event of a change in control, corporate transaction, or subsidiary disposition (each as defined by the Plan), all outstanding options and restricted shares become fully vested.

CO-CHIEF EXECUTIVE OFFICER COMPENSATION. Messrs. Foster and Vought were appointed Co-Chief Executive Officer in September 1999. Compensation for Messrs. Foster and Vought for fiscal year 2000 was determined on the same general basis as discussed above for the executive officers. Base salary and award levels under the Amended and Restated 1993 Stock Incentive Plan and the short-term incentive plan are reviewed annually for Messrs. Foster and Vought. In 2000, Messrs. Foster and Vought each received a base salary of $250,000 (an 11.1% increase over 1999 levels), which places their salaries in the lowest quartile of the compensation paid to chief executive officers of real estate development and REIT organizations of comparable size and organizational structure. The 11.1% salary increase was in recognition of competitively low salary levels and superior operating performance for the prior year. Consistent with the company's compensation philosophy to leverage incentive compensation, Mr. Foster's and Mr. Vought's base salary levels will continue to be in the lowest quartile of competitive practices for 2001.

The Committees awarded Messrs. Foster and Vought a bonus of $950,000 each on the basis of exceptional company performance. We exceeded our 2000 FFO objectives, have recorded 20 consecutive quarters of double digit FFO per share growth, and reported the highest year-over-year growth in our history. We significantly outperformed the office/industrial/mixed-use REIT market segments in FFO growth and delivered a 45.5% total return to shareholders which represented approximately the 95th to 90th percentiles of all equity REITs and the office/industrial/mixed-use equity REIT segment, respectively. Total return to shareholders averaged for the past three years also approximated the 90th percentile of all equity REITs and the office/industrial/ mixed-use equity REIT segment. In addition, we delivered better-than-expected same-store net operating income growth, operating margins, and returns on new developments. We were also able to maintain high portfolio occupancy rates of 97.4%, maintain one of the highest levels of preleasing among our office/industrial peers, and decrease dependence on outside financing by surpassing planned dispositions to provide funds for development and acquisitions.

Based on the stock incentive plan committee's criteria, our performance as described above, and in recognition of cash compensation that is significantly below competitive levels, Messrs. Foster and Vought were each awarded 11,956 shares of restricted stock for 2000 performance. Mr. Foster and Mr. Vought were also each awarded options to purchase 50,000 shares of common stock during 2000. Mr. Foster's and Mr. Vought's compensation in 2000 was leveraged 87% toward incentives directly tied to shareholder value creation. In 2000, the company contributed $5,000 to the 401(k) accounts for Messrs. Foster and Vought under the terms and conditions of that plan and made no profit sharing contributions in accordance with the provisions of that plan. The Co-Chief Executive Officers received no further grants of restricted shares of common stock of BroadBand Office, Inc. Messrs. Foster and Vought do not participate in or otherwise influence deliberations of the Committees relating to their compensation.

SECTION 401(k) PLAN. In 1994, we adopted a tax-qualified cash and deferred profit-sharing plan (the "401(k) Plan"). Under the 401(k) Plan, which covers all company employees after they have completed 12 months of service, employees may reduce their current compensation by up to 15% of their total salary plus bonus, up to a maximum of $10,500 for the 2000 calendar year, and have the amount of the reduction contributed to the 401(k) Plan. We also contribute to the 401(k) Plan an additional amount equal to 5% of such employee's compensation or the maximum contribution allowable by law. In addition, we may make profit sharing and discretionary contributions at the end of each year. As of October 1, 1996, we exclude officers from participation in the profit sharing contribution. Beginning after twelve months of service, our contributions on the employee's behalf vests at a rate of 20% per year. For fiscal year 2000, we made contributions to the 401(k) Plan of $30,000 to the Co-Chief Executive Officers and the other executive officers.



STOCK INCENTIVE PLAN COMMITTEE                   COMPENSATION COMMITTEE
OF THE BOARD OF DIRECTORS                        OF THE BOARD OF DIRECTORS
William S. Thompson, Jr.                         William S. Thompson, Jr.
Harold M. Messmer, Jr.                           Harold M. Messmer, Jr.
                                                 Warren E. Spieker, Jr.

Stock Price Performance Graph

The following graph compares cumulative total stockholder return on our common stock from December 31, 1995 through December 31, 2000 to the cumulative total return on the Standard & Poor's 500 Stock Index ("S&P 500") and the Equity REIT Total Return Index prepared by NAREIT. The graph assumes that the value of the investment in our common stock was $100 at December 31, 1995 and that all dividends were reinvested. The common stock's price on December 31, 1995 was $25.125.

The stockholder return shown on the following graph is not necessarily indicative of future performance. Total return assumes reinvestment of dividends before consideration of income taxes.

                                    [GRAPH]



                              1995       1996       1997       1998       1999       2000
Spieker Properties, Inc.     100.00     150.33     187.76     161.62     181.47     263.58
S&P 500                      100.00     122.96     163.99     210.86     255.20     231.97
NAREIT Equity Index          100.00     135.26     162.66     134.19     127.99     161.74

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the amount of our common stock beneficially owned as of March 16, 2001 for each director and each of our Named Executive Officers, all directors and such executive officers as a group, and each person known by us to hold more than 5% of the outstanding shares of our common stock.

Beneficial ownership includes shares that are individually or jointly owned, as well as shares which the individual has sole or shared investment or voting authority. Beneficial ownership also includes shares which could be purchased by the exercise of options at or within 60 days of the record date, as well as units of limited partnership interests in Spieker Properties, L.P., which are exchangeable into one share of our common stock.

The percentage of shares outstanding is calculated assuming that none of the partnership units or stock options held by any other person is exchanged or exercised for common stock.



                                                                          Amount and
                                                                           Nature of    Percentage
                                                                           Beneficial   of Shares
                                     Name                                  Ownership   Outstanding
                                     ----                                  ---------   -----------
Warren E. Spieker, Jr.(1)                                                   3,073,019       4.7%
John K. French (2)                                                            861,557       1.3
Dennis E. Singleton (3)                                                       996,659       1.5
John A. Foster (4)                                                            366,888         *
Craig G. Vought (5)                                                           482,764         *
Joseph D. Russell, Jr.(6)                                                      78,134         *
Stuart A. Rothstein (7)                                                        73,061         *
Peter H. Schnugg (8)                                                          216,182         *
James C. Eddy (9)                                                             269,395         *
Richard J. Bertero (10)                                                        15,500         *
Harold M. Messmer, Jr. (11)                                                   118,250         *
David M. Petrone (12)                                                          20,375         *
William S. Thompson, Jr. (13)                                                  31,500         *
All directors and executive officers as a group (sixteen persons) (14)      7,033,664      10.7

* Less than 1%

(1) Includes 2,364,863 shares of common stock that may be issued upon the conversion of all of Mr. Spieker's partnership units, 100,000 shares of common stock held directly, 28,206 shares of restricted common stock, 578,500 shares of common stock subject to options that are exercisable within 60 days of the record date and 1,450 shares of common stock owned by Mr. Spieker's wife and children and deemed beneficially owned by Mr. Spieker.

(2) Includes 512,772 shares of common stock that may be issued upon conversion of all of Mr. French's partnership units, 4,700 shares of common stock held directly, 15,085 shares of restricted common stock and 329,000 shares of common stock subject to options that are exercisable within 60 days of the record date.

(3) Includes 667,526 shares of common stock that may be issued upon the conversion of all of Mr. Singleton's partnership units, 35,500 shares of common stock held directly, 12,233 shares of restricted common stock, 280,500 shares of common stock subject to options that are exercisable within 60 days of the record date and 900 shares of common stock held by Mr. Singleton as custodian for his children.

(4) Includes 143,141 shares of common stock that may be issued upon the conversion of all of Mr. Foster's partnership units, 194,100 shares of common stock subject to options that are exercisable within 60 days of the record date and 29,647 shares of restricted common stock.

(5) Includes 104,493 shares of common stock that may be issued upon the conversion of all of Mr. Vought's partnership units, 359,500 shares of common stock subject to options that are exercisable within 60 days of the record date and 18,771 shares of restricted common stock.

(6) Includes 14,924 shares of common stock that may be issued upon conversion of all of Mr. Russell's partnership units, 250 shares of common stock held directly in a 401k account, 15,160 shares of restricted common stock and 47,800 shares of common stock subject to options that are exercisable within 60 days of the record date.

(7) Includes 14,689 shares of common stock that may be issued upon conversion of all of Mr. Rothstein's partnership units, 1,372 shares of restricted common stock and 57,000 shares of common stock subject to options that are exercisable within 60 days of the record date.

(8) Includes 101,228 shares of common stock that may be issued upon conversion of all of Mr. Schnugg's partnership units, 14,937 shares of restricted common stock and 100,017 shares of common stock subject to options that are exercisable within 60 days of the record date.

(9) Includes 145,532 shares of common stock that may be issued upon conversion of all of Mr. Eddy's partnership units, 3,563 shares of restricted common stock and 120,300 shares of common stock subject to options that are exercisable within 60 days of the record date.

(10) Includes 2,000 shares of common stock held directly and 13,500 shares of common stock subject to options that are exercisable within 60 days of the record date.

(11) Includes 114,600 shares of common stock held directly and 3,650 shares of common stock held by Mr. Messmer's son. Mr. Messmer disclaims beneficial ownership of such 3,650 shares.

(12) Includes 16,375 shares of common stock held directly and 4,000 shares of common stock subject to options that are exercisable within 60 days of the record date.

(13) Includes 16,500 shares of common stock held directly, 13,500 shares of common stock subject to options that are exercisable within 60 days of the record date and 1,500 shares of common stock held by Mr. Thompson for his children. Mr. Thompson disclaims beneficial ownership of such 1,500 shares.

(14) Includes 4,238,409 shares of common stock that may be issued upon the conversion of partnership units and 2,328,217 shares of common stock subject to options that are exercisable in the aggregate by all the directors and executive officers within 60 days of the record date.

We also have outstanding 1,000,000 shares of Series A preferred stock, which is convertible into 1,219,512 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We own 95% of the non-voting preferred stock of Spieker Northwest, Inc. ("SNI"), which provides fee management and other services for properties not owned by the company, including certain properties in which Messrs. Spieker, French and Singleton have ownership interests. The fees charged by SNI for managing properties are comparable to the fees it charges for managing other properties. Messrs. Spieker, French, Singleton and Bruce E. Hosford own 100% of the voting stock of SNI and the remaining 5% of the non-voting preferred stock. For the year ended December 31, 2000, SNI had revenues of approximately $2,527,000, which were mainly offset by operating expenses, and it did not pay any dividends on its common or preferred stock.

At the time of our 1993 initial public offering, we entered into land holding agreements with some of our executive officers with respect to vacant land parcels in which these executive officers hold ownership interest. The land holding agreements generally provide us with the option to purchase the land subject to the agreement for the lesser of a fixed price set forth in the land holding agreement or the fair market value as determined by appraisal.

Indebtedness of Management

On April 20, 2000, we made a loan to Mr. Rothstein, Chief Financial Officer, in the amount of $400,000, due April 10, 2010. The loan was made to promote the continued dedication of Mr. Rothstein to his duties and in recognition of his excellent performance. The loan was made in the form of a promissory note secured by a mortgage on real property, and Mr. Rothstein used the loan to acquire a personal residence.

The first $200,000 of the note is non-interest bearing. This portion is reduced each year for five years, on October 15, beginning October 15, 2000, in the amount of $40,000, provided Mr. Rothstein remains in our employment for the entire year preceding the forgiveness date. The second $200,000 of the note is interest-bearing at a rate of 6.31% (monthly long-term AFR).

As of March 16, 2001, $360,000 of the $400,000 loan was outstanding, $200,000 of which is interest-bearing at an interest rate of 6.31%.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K



                                                                                                     Page

(a) 1.  FINANCIAL STATEMENTS AND REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS
        Report of Independent Public Accountants                                                      53

        Consolidated Financial Statements:
        Balance Sheets:
              Spieker Properties, L.P. Consolidated as of December 31, 2000 and 1999                  54
        Statements of Operations:
              Spieker Properties, L.P. Consolidated for the years ended December 31, 2000,
                    December 31, 1999, and December 31, 1998                                          56
        Statements of Partners' Capital:
              Spieker Properties, L.P. Consolidated for the years ended December 31, 2000,
                    December 31, 1999, and December 31, 1998                                          57
        Statements of Cash Flows:
              Spieker Properties, L.P. Consolidated for the years ended December 31, 2000,
                    December 31, 1999, and December 31, 1998                                          58

        Notes to Consolidated Financial Statements                                                    59

     2. FINANCIAL STATEMENTS SCHEDULE
        Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2000               74


          All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(b)      REPORTS ON FORM 8-K

          Subsequent to the year ended December 31, 2000, we filed the following report on Form 8-K.

          (i) Form 8-K dated March 9, 2001, to report under "Item 5. Other Events" on the Agreement and Plan of Merger of Spieker Properties, Inc. with and into Equity Office Properties Trust.

(c)      EXHIBITS

          The exhibits cited in the following Index to Exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

          EXHIBITS (enclosed attachments are sequentially numbered)

          ======================================================================

3.1      Articles of Incorporation of Spieker Properties, Inc. (1)

3.1A Articles of Amendment of Spieker Properties, Inc. (incorporated by reference to Exhibit 3.1A to Spieker Properties, Inc.'s Report on Form 10-K for the year ended December 31, 1996)

3.2 Amended and Restated Bylaws of Spieker Properties, Inc., amended and reinstated through March 8, 2000 (incorporated by reference to Exhibit
         3.2 to Spieker Properties, Inc.'s Report on Form 10-K for the year ended December 31, 1999)

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

3.6 Articles Supplementary of Spieker Properties, Inc. for the Class C Common Stock (2)

3.7 Articles Supplementary of Spieker Properties, Inc. for the Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to Spieker Properties, Inc.'s Report on Form 10-Q for the quarter ended September 30, 1997)

3.8 Articles Supplementary of Spieker Properties, Inc. for the Series D Preferred Stock (incorporated by reference to Exhibit 3.8 to Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998)

3.9 Articles Supplementary of Spieker Properties, Inc. for the Series E Preferred Stock (incorporated by reference to Exhibit 3.1 to Spieker Properties, Inc.'s Report on Form 8-K dated June 4, 1998)

3.10 Rights agreement, which includes as Exhibit A the Form of Rights Certificate and Election to Exercise and as Exhibit B the Form of Articles Supplementary (incorporated by reference to Exhibit 4 to Spieker Properties, Inc.'s Report on Form 8-K dated September 22, 1998)

4.1      Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K (1)

4.2      Intentionally omitted

4.3 Series A Preferred Stock Purchase Agreement, (incorporated by reference to Exhibit 4.1 to Spieker Properties, Inc.'s Form 10-Q Report for the quarter ended March 31, 1994)

4.4 Investor Rights Agreement relating to Series A Preferred Stock (incorporated by reference to Exhibit 4.3 to Spieker Properties, Inc.'s Form 10-Q Report for the quarter ended March 31, 1994)

4.5 Indenture dated as December 6, 1995, among Spieker Properties, L.P., Spieker Properties, Inc. and State Bank and Trust, as Trustee (2)

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

4.13     Investor's Rights Agreement relating to Class C Common Stock (2)


--------
*Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to our Registration Statement on Form S-11 (Registration No. 33-67906), which became effective November 10, 1993.

(2) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 1995.

          EXHIBITS (enclosed attachments are sequentially numbered)

          ======================================================================


4.14 Fifth Supplemental Indenture relating to the Medium Term Note Program and Forms of Medium Term Notes (incorporated by reference to Exhibit
         4.1 to Spieker Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

4.15 Sixth Supplemental Indenture relating to the 7 1/8% Notes Due 2006 (incorporated by reference to Exhibit 4.1 of Spieker Properties, Inc.'s Current Report on Form 8-K filed with the Commission on December 19,
         1996)

4.16 Seventh Supplemental Indenture relating to the 7 7/8% Notes Due 2016 (incorporated by reference to Exhibit 4.2 of Spieker Properties, Inc.'s Current Report on Form 8-K filed with the Commission on December 19,
         1996)

4.17 Eighth Supplemental Indenture relating to the 7.125% Notes Due 2009 (incorporated by reference to Exhibit 4.9 of Spieker Properties, Inc.'s Registration statement on Form S-3 (File No. 333-35997))

4.18 Ninth Supplemental Indenture relating to the 7.50% Debentures Due 2027 (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s Report on Form 10-Q for the quarter ended September 30, 1997)

4.19 Tenth Supplemental Indenture relating to the 7.35% Debentures Due 2017 (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s Current Report on Form 8-K dated January 30, 1998)

4.20 Eleventh Supplemental Indenture relating to the 6.75% Notes Due 2008 (incorporated by reference to Exhibit 4.2 Spieker Properties, Inc.'s Current Report on Form 8-K dated January 30, 1998)

4.21 Twelfth Supplemental Indenture relating to the 6.875% Notes Due 2006 (incorporated by reference to Exhibit 4.3 Spieker Properties, Inc.'s Current Report on Form 8-K dated January 30, 1998)

4.22 Thirteenth Supplemental Indenture relating to the 7% Notes Due 2007 (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s Current Report on Form 8-K dated January 30, 1998)

4.23 Fourteenth Supplemental Indenture relating to the 6.88% Notes due 2007 (incorporated by reference to Exhibit 4.15 to Spieker Properties, Inc.'s Registration Statement on Form S-3 (File No. 333-51269))

4.24 Fifteenth Supplemental Indenture relating to the 6.8% Notes Due 2004 and the 7.25% Notes due 2009 (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s Current report on Form 8-K dated May 11,
         1999)

4.25 Sixteenth Supplemental Indenture relating to the 7.65% Notes Due December 15, 2010, including a specimen of such Note

10.1 Second Amendment and Restated Agreement of Limited Partnership of Spieker Properties, L.P. (incorporated by reference to Exhibit 10.1 Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997)

10.2 First Amendment to Second Amended and Restated Agreement of Limited Partnership of Spieker Properties, L.P. (incorporated by reference to
         Exhibit 10.2 Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997)

10.3 First Amended and Restated Credit Agreement among Spieker Properties, L.P., as borrower, Wells Fargo Bank, as Agent, Morgan Guaranty Trust Company of New York, as Documentation Agent, and the lenders named therein, dated as of November 14, 2000

10.4     Intentionally omitted

10.5*    Form of Spieker Merit Plan (1)

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


--------------
(2) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 1995.

          EXHIBITS (enclosed attachments are sequentially numbered)

          ======================================================================

10.10 Form of Excluded Property Agreement between the Operating Partnership and certain of the Senior Officers (incorporated by reference to Exhibit 10.36 to Spieker Properties, Inc.'s Registration Statement on Form S-11 (File No. 33-67906))

10.11* Amended and Restated Spieker Properties, Inc. 1993 Directors' Stock Option Plan (incorporated by reference to Exhibit 4.2 to Spieker Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

10.12 Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Spieker Properties, L.P. (incorporated by reference to
         Exhibit 3.1 to Spieker Properties, L.P.'s Report on Form 10-Q/A for the quarterly period ended June 30, 1998)

10.13 Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Spieker Properties, L.P. (incorporated by reference to
         Exhibit 10.13 to Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998)

10.14 Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Spieker Properties, L.P.

10.15* Spieker Properties, Inc. Special Severance Policy effective August 7, 1998, as amended September 6, 2000, December 6, 2000, and February 22, 2001

21.1 List of Subsidiaries of Spieker Properties, Inc. (incorporated by reference to Exhibit 21.1 to Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997)

23.1     Consent of Independent Public Accountants (filed herewith)


---------------
* Indicates management contract or compensatory plan or arrangement.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Spieker Properties, L.P.:

We have audited the accompanying consolidated balance sheets of Spieker Properties, L.P. (a California limited partnership) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' capital and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements and the schedule referred to below are the responsibility of the management of Spieker Properties, L.P. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spieker Properties, L.P. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN, LLP

San Francisco, California
January 29, 2001 (except with respect to the matter discussed in Note 16, as to which the date is February 22, 2001)

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                             (dollars in thousands)

                                     ASSETS


                                                                                2000              1999
                                                                                ----              ----
INVESTMENTS IN REAL ESTATE:
  Land, land improvements and leasehold interests                           $   856,819       $   816,136
  Buildings and improvements                                                  3,329,281         3,174,430
  Construction in progress                                                      245,578           180,407
                                                                            -----------       -----------
                                                                              4,431,678         4,170,973
  Less-accumulated depreciation                                                (375,761)         (316,240)
                                                                            -----------       -----------
                                                                              4,055,917         3,854,733
  Land held for investment                                                       66,251           125,356
  Investment in mortgages                                                         8,827            18,725
  Property held for disposition, net                                            197,602            89,220
                                                                            -----------       -----------

      Net investments in real estate                                          4,328,597         4,088,034

CASH AND CASH EQUIVALENTS                                                        13,020            17,114

ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts
  of $1,657 and $2,139 as of December 31, 2000 and 1999                          11,311             4,846

DEFERRED RENT RECEIVABLE                                                         36,008            22,911

RECEIVABLE FROM AFFILIATES                                                          327               144

DEFERRED FINANCING AND LEASING COSTS, net of accumulated
  amortization of $27,776 and $20,901 as of December 31, 2000 and 1999           74,234            59,655

FURNITURE, FIXTURES and EQUIPMENT, net of accumulated
  depreciation of $3,624 and $3,283 as of December 31, 2000 and 1999              5,899             5,107

PREPAID EXPENSES, DEPOSITS ON PROPERTIES AND OTHER ASSETS                        40,949            50,091

INVESTMENTS IN AFFILIATES                                                        17,943            20,583
                                                                            -----------       -----------
                                                                            $ 4,528,288       $ 4,268,485
                                                                            ===========       ===========


  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                             (dollars in thousands)

                        LIABILITIES AND PARTNERS' CAPITAL

                                                                           2000            1999
                                                                           ----            ----
DEBT:
  Unsecured notes                                                       $1,936,500      $1,836,500
   Short-term borrowings                                                    61,619          63,012
  Mortgage loans                                                            56,738          97,331
                                                                        ----------      ----------
      Total debt                                                         2,054,857       1,996,843

ASSESSMENT BONDS PAYABLE                                                     6,875          10,172
ACCOUNTS PAYABLE                                                             8,575          13,548
ACCRUED REAL ESTATE TAXES                                                    3,106           2,628
ACCRUED INTEREST                                                            29,088          28,634
UNEARNED RENTAL INCOME                                                      33,156          33,244
DIVIDENDS AND DISTRIBUTIONS PAYABLE                                         54,195          46,977
OTHER ACCRUED EXPENSES AND LIABILITIES                                     114,231          76,192
                                                                        ----------      ----------
      Total liabilites                                                   2,304,083       2,208,238
                                                                        ----------      ----------
COMMITMENTS AND CONTINGENCIES (Note 12)

PARTNERS' CAPITAL:
  General Partner, $381,250 preferred liquidation preference             1,940,057       1,793,445
  Limited Partners, $75,000 preferred liquidation preference               284,148         266,802
                                                                        ----------      ----------
      Total Partners' capital                                            2,224,205       2,060,247
                                                                        ----------      ----------
                                                                        $4,528,288      $4,268,485
                                                                        ==========      ==========

           The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                 (dollars in thousands, except per unit amounts)


                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                               2000            1999            1998
                                                                               ----            ----            ----
REVENUES:
  Rental revenues                                                           $ 744,499       $ 637,844       $ 542,430
  Interest and other income                                                     9,337           5,985          18,667
                                                                            ---------       ---------       ---------
                                                                              753,836         643,829         561,097
                                                                            ---------       ---------       ---------
OPERATING EXPENSES:
  Rental expenses                                                             162,762         144,826         124,847
  Real estate taxes                                                            51,533          47,920          42,196
  Interest expense, including amortization of deferred financing costs        133,040         120,726         116,335
  Depreciation and amortization                                               137,816         111,370          94,512
  General and administrative expenses                                          28,822          23,471          19,283
                                                                            ---------       ---------       ---------
                                                                              513,973         448,313         397,173
                                                                            ---------       ---------       ---------

    Income from operations before disposition of real estate                  239,863         195,516         163,924

GAIN ON DISPOSITION OF REAL ESTATE                                            140,051          58,454          22,015
                                                                            ---------       ---------       ---------
    Net income                                                                379,914         253,970         185,939

    Preferred Operating Partnership Unit distributions                         (5,766)         (7,904)         (8,543)

PREFERRED DIVIDENDS:
    Series A Preferred Stock                                                   (3,415)         (2,975)         (2,780)
    Series B Preferred Stock                                                  (10,041)        (10,041)        (10,041)
    Series C Preferred Stock                                                  (11,813)        (11,813)        (11,813)
    Series E Preferred Stock                                                   (8,000)         (8,000)         (4,600)
                                                                            ---------       ---------       ---------
    Net income available to General and Limited Partners                    $ 340,879       $ 213,237       $ 148,162
                                                                            =========       =========       =========

    General Partner                                                         $ 300,195       $ 187,322       $ 130,431
    Limited Partners                                                           40,684          25,915          17,731
                                                                            ---------       ---------       ---------
    Total                                                                   $ 340,879       $ 213,237       $ 148,162
                                                                            =========       =========       =========

NET INCOME PER COMMON OPERATING PARTNERSHIP UNIT:
    Basic                                                                   $    4.59       $    2.93       $    2.10
                                                                            =========       =========       =========
    Diluted                                                                 $    4.45       $    2.89       $    2.07
                                                                            =========       =========       =========
DISTRIBUTIONS PER COMMON OPERATING PARTNERSHIP UNIT:
    General Partner                                                         $    2.80       $    2.44       $    2.29
                                                                            =========       =========       =========
    Limited Partners                                                        $    2.80       $    2.44       $    2.29
                                                                            =========       =========       =========


  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (dollars in thousands)


                                                                       General         Limited
                                                                       Partner         Partner            General
                                                                        Units            Units            Partner
                                                                     -----------      -----------       -----------
BALANCE AT DECEMBER 31, 1997                                          59,480,742        7,322,126       $ 1,493,828
  Contribution-Proceeds from sale of Series E Preferred Stock                 --               --            96,401
  Contribution-Proceeds from sale of Common Stock                      2,659,468               --           102,391
  Contribution-Common Stock issued for property                          165,985               --             6,900
  Contribution-Proceeds from Sale of Preferred Operating Units                --               --                --
  Conversion of Limited Partner units and Preferred Limited
    Partner interest to General Partner units                            368,727         (109,032)           10,840
  Contribution of property with Limited Partner units                         --        1,689,821                --
  Restricted Stock grant                                                 103,257               --             4,215
  Restricted Stock grant - deferred compensation                              --               --            (4,215)
  Exercise of Stock options                                              314,750               --             6,578
  Deferred Compensation amortization                                          --               --               730
  Allocation of Operating Partnership interests                               --               --            17,885
  Partner Common and Preferred distributions                                  --               --          (171,756)
  Net Income                                                                  --               --           159,665
                                                                     -----------      -----------       -----------
BALANCE AT DECEMBER 31, 1998                                          63,092,929        8,902,915         1,723,462
  Conversion of Limited Partner units and
    Preferred Limited Partner interest to General Partner units        1,645,299          (80,000)           60,499
  Restricted Stock grant                                                 100,559               --             3,515
  Restricted Stock grant-deferred compensation                                --               --            (3,515)
  Exercise of Stock options                                              122,265               --             2,755
  Deferred Compensation amortization                                          --               --             2,031
  Allocation of Operating Partnership interests                               --               --           (26,165)
  Partner Common and Preferred distributions                                  --               --          (189,288)
  Net Income                                                                  --               --           220,151
                                                                     -----------      -----------       -----------
BALANCE AT DECEMBER 31, 1999                                          64,961,052        8,822,915         1,793,445

  Conversion of Limited Partner units to General Partner units           219,806         (219,806)            8,577
  Contribution of property with Limited Partner units                         --          223,044                --
  Restricted Stock grant                                                 100,497               --             4,135
  Restricted Stock grant - deferred compensation                              --               --            (4,135)
  Exercise of Stock options                                              501,244               --            15,208
  Deferred Compensation amortization                                          --               --             3,785
  Allocation of Operating Partnership interests                               --               --             2,166
  Partner Common and Preferred distributions                                  --               --          (216,588)
  Net Income                                                                  --               --           333,464
                                                                     -----------      -----------       -----------
BALANCE AT DECEMBER 31, 2000                                          65,782,599        8,826,153       $ 1,940,057
                                                                     ===========      ===========       ===========





                                                                      Limited
                                                                      Partners            Total
                                                                     -----------       -----------
BALANCE AT DECEMBER 31, 1997                                         $   186,013       $ 1,679,841
  Contribution-Proceeds from sale of Series E Preferred Stock                 --            96,401
  Contribution-Proceeds from sale of Common Stock                             --           102,391
  Contribution-Common Stock issued for property                               --             6,900
  Contribution-Proceeds from Sale of Preferred Operating Units            73,124            73,124
  Conversion of Limited Partner units and Preferred Limited
    Partner interest to General Partner units                            (10,840)               --
  Contribution of property with Limited Partner units                     69,404            69,404
  Restricted Stock grant                                                      --             4,215
  Restricted Stock grant - deferred compensation                              --            (4,215)
  Exercise of Stock options                                                   --             6,578
  Deferred Compensation amortization                                          --               730
  Allocation of Operating Partnership interests                          (17,885)               --
  Partner Common and Preferred distributions                             (27,738)         (199,494)
  Net Income                                                              26,274           185,939
                                                                     -----------       -----------
BALANCE AT DECEMBER 31, 1998                                             298,352         2,021,814
  Conversion of Limited Partner units and
    Preferred Limited Partner interest to General Partner units          (61,966)           (1,467)
  Restricted Stock grant                                                      --             3,515
  Restricted Stock grant-deferred compensation                                --            (3,515)
  Exercise of Stock options                                                   --             2,755
  Deferred Compensation amortization                                          --             2,031
  Allocation of Operating Partnership interests                           26,165                --
  Partner Common and Preferred distributions                             (29,568)         (218,856)
  Net Income                                                              33,819           253,970
                                                                     -----------       -----------
BALANCE AT DECEMBER 31, 1999                                             266,802         2,060,247

  Conversion of Limited Partner units to General Partner units            (4,921)            3,656
  Contribution of property with Limited Partner units                      8,644             8,644
  Restricted Stock grant                                                      --             4,135
  Restricted Stock grant - deferred compensation                              --            (4,135)
  Exercise of Stock options                                                   --            15,208
  Deferred Compensation amortization                                          --             3,785
  Allocation of Operating Partnership interests                           (2,166)               --
  Partner Common and Preferred distributions                             (30,661)         (247,249)
  Net Income                                                              46,450           379,914
                                                                     -----------       -----------
BALANCE AT DECEMBER 31, 2000                                         $   284,148       $ 2,224,205
                                                                     ===========       ===========



  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (dollars in thousands)

                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                                      2000            1999            1998
                                                                                      ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITES
  Net income                                                                      $   379,914     $   253,970     $   185,939
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                       137,816         111,370          94,512
  Amortization of deferred financing costs                                              2,267           2,292           2,283
  Loss from affiliate                                                                     140             280             190
  Non-cash compensation                                                                 3,785             983              84
  Gain on disposition of real estate                                                 (140,051)        (58,454)        (22,015)
  Increase in accounts receivable and other assets                                    (31,929)        (14,340)        (15,077)
  Decrease (increase) in receivable from related parties                                 (183)             39             111
  Decrease in assessment bonds payable                                                   (973)         (1,268)         (1,012)
  Increase in accounts payable and other accrued expenses and
    liabilities                                                                        25,414          22,385          37,875
  Increase in accrued real estate taxes                                                   478             377           1,248
  Increase in accrued interest                                                            454           3,371           3,722
                                                                                  -----------     -----------     -----------
    Net cash provided by operating activities                                         377,132         321,005         287,860
                                                                                  -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties                                                            (600,692)       (365,475)     (1,135,314)
  Proceeds from disposition of properties                                             382,043         199,186          73,538
  Reductions (additions) to deposits on properties, net                                29,966         (26,000)         37,920
  Additions to investments in mortgages and other                                      (8,985)             --         (11,610)
  Additions to investments in affiliates                                                   --              --         (13,574)
  Additions to leasing costs                                                          (27,406)        (19,206)        (18,300)
  Proceeds from investment in mortgages                                                12,595              --         257,142
  Distributions from affiliates                                                         2,500              --          29,825
                                                                                  -----------     -----------     -----------
    Net cash used for investing activities                                           (209,979)       (211,495)       (780,373)
                                                                                  -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITES
  Proceeds from debt                                                                  376,619         605,000       1,096,500
  Payments on debt                                                                   (318,710)       (484,900)       (700,922)
  Payments of financing fees                                                           (4,333)         (1,311)         (3,395)
  Payments of dividends and distributions                                            (240,031)       (218,856)       (195,877)
  Capital contributions - sale of Preferred Stock, net of issuance costs                   --              --          96,401
  Capital contributions - sale of Common Stock, net of issuance costs                      --              --         102,391
  Capital contributions - stock options exercised and partnership units sold           15,208           2,755          79,703
                                                                                  -----------     -----------     -----------
    Net cash (used for) provided by financing activities                             (171,247)        (97,312)        474,801
                                                                                  -----------     -----------     -----------
    Net (decrease) increase  in cash and cash equivalents                              (4,094)         12,198         (17,712)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         17,114           4,916          22,628
                                                                                  -----------     -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $    13,020     $    17,114     $     4,916
                                                                                  ===========     ===========     ===========

  The accompanying notes are an integral part of these consolidated statements.

                            SPIEKER PROPERTIES, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
               (dollars in thousands, except unit and share data)


1.  ORGANIZATION AND BASIS OF PRESENTATION

    As used herein, the terms "we", "us", "our", or the "Company" refer collectively to Spieker Properties, Inc., Spieker Properties, L.P. (the "Operating Partnership") and consolidated entities. Information contained herein referring to matters such as stock options, tax and REIT status and Funds from Operations pertains to Spieker Properties, Inc. This information has been provided for reference, as substantially all of the business activities of Spieker Properties, Inc. are conducted through the Operating Partnership and presentation of these items more fairly presents the operations of the consolidated entities. As of December 31, 2000, Spieker Properties, Inc. owned an approximate 88.2 percent general and limited partnership interest in the Operating Partnership.

    The Operating Partnership, a California limited partnership, was formed on November 10, 1993, and commenced operations on November 19, 1993, after Spieker Properties, Inc. completed its initial public offering on November 18, 1993. Spieker Properties, Inc. qualifies as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Consolidation

    Our consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of December 31, 2000 and 1999, and its consolidated results of operations and cash flows for the years ended December 31, 2000, 1999 and 1998. Our investment in Spieker Northwest, Inc., an unconsolidated Preferred Stock subsidiary of the Company, and our investment in Spieker Griffin/W9 Associates, LLC, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

    Properties

    Properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the properties. The estimated lives are as follows:


          Land improvements and leasehold  interests             18 to 40 years
          Buildings and improvements                             10 to 40 years
          Tenant improvements                                    Term of the related lease


    The cost of buildings and improvements includes the purchase price of the property or interests in the property, and associated legal fees, acquisition costs, capitalized interest, property taxes and other costs incurred during the period of construction. All acquisitions are recorded using the purchase method of accounting.

    Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations or betterments, which extend the economic useful life of assets, are capitalized.

    Investments in real estate are stated at the lower of depreciated cost or estimated fair value. We periodically evaluate fair value for financial reporting purposes on a property by property basis using undiscounted cash flow. Impairment is recognized when estimated expected future cash flows (undiscounted and without interest charges) are less than the carrying amount of the property. To the extent that the carrying value exceeds the estimated fair value, a provision for decrease in net realizable value is recorded. Estimated fair value is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. As of December 31, 2000 and 1999, none of the carrying values of the properties exceeded their estimated fair values. As of December 31, 2000 and 1999, the properties are located primarily in California and the Pacific Northwest. As a result of this geographic concentration, the operations of these properties could be adversely affected by a recession or general economic downturn where these properties are located.

    We own mortgage loans that are secured by real estate. Certain loans are with an affiliate of ours (see Note 4). We assess possible impairment of these loans by reviewing the fair value of the underlying real estate. As of December 31, 2000, the estimated fair value of the underlying real estate was in excess of our book value of the mortgage loans.

    Construction in Progress

    Project costs clearly associated with the development and construction of a real estate project are capitalized as construction in progress. In addition, interest, real estate taxes and other costs are capitalized during the period in which the property is under construction and until all costs related to the property's development are complete.

    Land Held for Investment

    Construction in progress costs related to land parcels that are either held for investment or are in the design and approval process as of December 31, 2000, were approximately $21.7 million.

    Property Held for Disposition

    We include in property held for disposition certain properties that do not have a strategic fit and which management has decided to sell. Included in the value of the properties are all costs associated with acquiring the property, any construction in progress, less any direct assessments and the accumulated depreciation.

    Cash and Cash Equivalents

    Highly liquid investments with an original maturity of three months or less when purchased are classified as cash equivalents.

    Deferred Financing and Leasing Costs

    Costs incurred in connection with financing or leasing are capitalized and amortized on a straight-line basis over the term of the related loan or lease. Unamortized financing and leasing costs are charged to expense upon the early payoff of financing or upon the early termination of the lease.

    Fair Value of Financial Instruments

    Based on the borrowing rates currently available to us, the carrying amount of debt approximates fair value (see Note 6 for further discussion). Cash and cash equivalents consist of demand deposits, certificates of deposit and overnight repurchase agreements with financial institutions. The carrying amount of cash and cash equivalents approximates fair value.

    New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which establishes new standards for reporting derivative and hedging information. SFAS 133 requires that all derivatives be recognized as either assets or liabilities, at fair value, in the balance sheet. Derivatives that are not hedges must be adjusted to fair value through current earnings. Gains and losses on any derivative designated as part of a hedge transaction will either offset the income statement effect of the change in fair value of the hedged item, or be recognized in other comprehensive income, depending on the nature of the hedge. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. We will adopt SFAS 133 as of January 1, 2001. We do not believe the effect of adopting SFAS 133 will be material to the consolidated financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We have adopted SAB 101 as required in 2000. SAB 101 did not have a material impact on our consolidated financial statements.

    Revenues

    All leases are classified as operating leases. Rental revenues are recognized on the straight-line basis over the terms of the leases. Deferred rent receivable represents the excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenses are incurred. Differences between estimated and actual amounts are recognized in the subsequent year.

    Interest and Other Income

    Interest and other income includes interest income on cash, cash equivalents, and investment in mortgages and management fee income.

    Net Income Per Unit

    Per unit amounts are computed using the weighted average units outstanding during the period. Additionally, earnings used in the calculation are reduced by dividends owed to preferred unit holders. The diluted weighted average units outstanding include the dilutive effect of outstanding stock options, using the Treasury Stock method, and Series A Preferred Stock. Series A Preferred Stock was dilutive during the year ended December 31, 2000, and during the last quarter of the year ended December 31, 1999, and antidilutive during the year ended December 31, 1998. The basic and diluted weighted average general partner units and limited partner units outstanding for the years ended December 31, 2000, 1999 and 1998 are as follows:


                          Basic Weighted Average       Diluted Weighted Average
                           General Partner Units         General Partner Units
                           ---------------------         ---------------------
Year ended:
  December 31, 2000                65,401,668                    68,166,326
  December 31, 1999                63,984,711                    64,983,415
  December 31, 1998                62,113,712                    62,877,995

                          Basic Weighted Average       Diluted Weighted Average
                           Limited Partner Units         Limited Partner Units
                           ---------------------         ---------------------
Year ended:
  December 31, 2000                  8,874,692                     8,874,692
  December 31, 1999                  8,865,039                     8,865,039
  December 31, 1998                  8,429,646                     8,429,646


    Reclassifications

    Certain items in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation with no effect on results of operations.

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

3.  ACQUISITIONS AND DISPOSITIONS

    We acquired the following properties (the "2000 Acquisitions") during the year ended December 31, 2000:


                                                              Property       Month         Total Rentable       Initial
                  Project Name                 Location       Type (1)    Acquired          Square Feet      Cost (2) (3)
                  ------------                 --------       --------    --------          -----------      ------------
           Pacific Northwest
               Quadrant Plaza               Bellevue, WA          O         February               145,585     $    33,467
               I-90 Bellevue I & II         Bellevue, WA          O           May                  134,235          27,766
               Lincoln Center               Portland, OR          O         September              725,961         118,351
                                                                                                ----------      -----------
                                                                                                 1,005,781         179,584
           Peninsula/North Bay
               Larkspur Landing             Larkspur, CA          O         February               189,040           42,192
               Drake's Landing              Greenbrae, CA         O          August                121,470           37,459
                                                                                                -----------     -----------
                                                                                                   310,510           79,651
           Southern California
               The Tower in Westwood        Los Angeles, CA       O          October                206,936          58,099
                                                                                                -----------     -----------
                                            Total Acquisitions                                    1,523,227     $   317,334
                                                                                                ===========     ===========
    (1) O -- Office.

    (2) Represents the initial acquisition costs of the properties, excluding any additional repositioning costs.

    (3) All acquisitions were recorded using the purchase method of accounting.

    During 2000, in addition to the projects listed above, we acquired an asset to be redeveloped in Southern California at an initial cost of $11,500, and we acquired two parcels of land for development at an initial cost of $16,503.

    During 1999, we acquired 807,037 square feet of office property (252,449 in Southern California and 554,588 in the Pacific Northwest) at an initial cost of $129,191. We also acquired five land parcels (three are located in Northern California, one is in Southern California and one is in Oregon) at an initial cost of $48,800 to be used for future development.

    During 1998, we acquired 6,257,233 square feet of office and industrial property at an initial cost of $847,680.

    We disposed of the following properties, referred to as the Dispositions, during the year ended December 31, 2000:


                                                                                        Property       Month     Total Rentable
Project Name                               Region - Location                            Type (1)     of Sale      Square Feet
-----------------------------------------------------------------------------------------------------------------------------------
City Commerce Park                         Pacific Northwest - Seattle, WA                 I         January         179,413
Vasco Landing                              East Bay/Sacramento - Livermore, CA             L         January              --(2)
Front Street                               East Bay/Sacramento - Sacramento, CA            I         February         47,322
Woodinville Corporate Center I             Pacific Northwest - Woodinville, WA             I         February        170,793
Woodinville Corporate Center III           Pacific Northwest - Woodinville, WA             I         February        250,502
Commerce Park West III                     East Bay/Sacramento - Sacramento, CA            L         March                --(3)
12 Upper Ragsdale                          Silicon Valley - Monterey, CA                   I         May              17,592
Cascade Commerce Park                      Pacific Northwest - Seattle, WA                 I         May             340,125
Sea Tac Industrial Park                    Pacific Northwest - Seattle, WA                 I         May             186,259
Commerce Park West                         East Bay/Sacramento - Sacramento, CA            I         June             75,000


(1) I - Industrial, L - Land.
(2) Represents sale of approximately .8 acres.
(3) Represents sale of approximately 4.7 acres.


                                                                                    Property      Month         Total Rentable
Project Name                               Region - Location                        Type (1)     of Sale        Square Feet
-----------------------------------------------------------------------------------------------------------------------------------
11999 San Vicente                          Southern California - Los Angeles, CA       O          August              55,673
Riverside Business Center                  East Bay/Sacramento - Sacramento, CA        I          August             174,624
Seaport                                    East Bay/Sacramento - Sacramento, CA        I          August             199,553
South Center West Business Park            Pacific Northwest - Tukwila, WA             I          August             286,921
Stadium Business Park                      Southern California - Anaheim, CA           I          Aug/Sept           807,911
Western Metal Lath                         Southern California - Riverside, CA         I          August             161,588
21 Lower Ragsdale                          Silicon Valley - Monterey, CA               I          September           22,912
531 Getty Court (9)                        East Bay/Sacramento - Benicia, CA           I          September           66,816
535 Getty Court (9)                        East Bay/Sacramento - Benicia, CA           I          September           68,544
380 Industrial Court (9)                   East Bay/Sacramento - Benicia, CA           L          September               -- (4)
500-518 Stone Road (9)                     East Bay/Sacramento - Benicia, CA           I          September           51,297
521-531 Stone Road (9)                     East Bay/Sacramento - Benicia, CA           I          September          149,760
524 Stone Road (9)                         East Bay/Sacramento - Benicia, CA           I          September           67,392
533-537 Stone Road (9)                     East Bay/Sacramento - Benicia, CA           I          September          156,624
539 Stone Road (9)                         East Bay/Sacramento - Benicia, CA           I          September          122,000
601 Stone Road (9)                         East Bay/Sacramento - Benicia, CA           I          September           64,238
Benicia Commerce Center II                 East Bay/Sacramento - Benicia, CA           I          September          220,549
Overland Court II                          East Bay/Sacramento - Sacramento, CA        I          September          161,941
Sorrento Vista                             Southern California - Sorrento Mesa, CA     I          September          228,000
Enterprise Business Park I                 East Bay/Sacramento - Sacramento, CA        I          October            329,985
Enterprise Business Park II                East Bay/Sacramento - Sacramento, CA        I          October            174,600
North Market Business Center               East Bay/Sacramento - Sacramento, CA        I          October            106,833
Commerce Park West II Land                 East Bay/Sacramento - Sacramento, CA        L          October                 --  (5)
Port Plaza Land (3620 Industrial Blvd)     East Bay/Sacramento - Sacramento, CA        L          October                 --  (6)
Port Plaza Land (3760 Industrial Blvd)     East Bay/Sacramento - Sacramento, CA        L          October                 --  (7)
Port Plaza Land (3770 Industrial Blvd)     East Bay/Sacramento - Sacramento, CA        L          October                 --  (8)
100 Moffett                                Silicon Valley - Mountain View, CA          I          October             26,973
Fleetside Commerce Center                  East Bay/Sacramento - Benicia, CA           I          October            155,014
Fairfield Commerce Center                  East Bay/Sacramento - Fairfield, CA         I          October             98,784
Overland Court I                           East Bay/Sacramento - Sacramento, CA        I          October             98,496
Terminal Street Warehouse                  East Bay/Sacramento - Sacramento, CA        I          October            143,480
Concord North Commerce Center I            East Bay/Sacramento - Concord, CA           I          October            193,590
Concord North Commerce Center II           East Bay/Sacramento - Concord, CA           I          October             64,125
21 Mandeville Court                        Silicon Valley - Monterey, CA               I          December            14,664
Parkway Industrial                         Pacific Northwest - Portland, OR            I          December           176,634
Airport Way Commerce Park                  Pacific Northwest - Portland, OR            I          December           205,000
Northgate Business Park                    East Bay/Sacramento - Sacramento, CA        O          December            36,146
Northgate Business Park                    East Bay/Sacramento - Sacramento, CA        I          December           103,119

(1) I - Industrial, O - Office, L - Land.
(4) Represents sale of approximately 6.2 acres.
(5) Represents sale of approximately 6.8 acres.
(6) Represents sale of approximately 6.8 acres.
(7) Represents sale of approximately 2.9 acres.
(8) Represents sale of approximately 2.1 acres.
(9) Represents the continued disposition of projects in our Benicia Industrial Park property.

    Cash proceeds, net of closing costs, received from the dispositions were $382,043 for the year ended December 31, 2000. These proceeds were used to fund our recent acquisitions and our existing development pipeline. Gain recognized on disposition of real estate was $140,051 for the year ended December 31, 2000.

    During the year ended December 31, 1999, we disposed of one office property, fourteen industrial properties and two land parcels for total proceeds of $184,788. In addition to the disposition of land and properties, there were $5,170 of condemnation proceeds and $15,031 of proceeds on a mortgage held by us which was repaid by the borrower in the year ended December 31, 1999.

    During the year ended December 31, 1998, we disposed of one retail property, two office properties, four industrial properties, and two land parcels for total net proceeds of $75,357.

4.  TRANSACTIONS WITH AFFILIATES

    Revenues and Expenses

    We received $1,030 in 2000, $1,178 in 1999 and $2,848 in 1998, for
    management services provided to certain properties that are controlled and operated by either Spieker Northwest, Inc., or SNI, Spieker Griffin/W9 Associates, LLC, or Spieker Partners. Certain of our officers are partners in Spieker Partners.

    Receivable from Affiliates

    The $327 receivable from affiliates at December 31, 2000, and the $144 at December 31, 1999, represent management fees and reimbursements due from SNI, Spieker Griffin/W9 Associates, LLC and Spieker Partners.

    Investment in Mortgages

    Investment in mortgages of $8,827 at December 31, 2000, and $18,725 at December 31, 1999, are loans to SNI. The loans are secured by deeds of trust on real property, bear interest at 8.5% to 9.5%, and mature in 2012. Interest income on the notes of $1,122 for 2000, $1,369 for 1999, and $10,748 for 1998 is included in interest and other income.

    Investments in Affiliates

    The investments in affiliates include an investment in SNI. We own 95% of the non-voting Preferred Stock of SNI. Certain senior officers and one former officer of ours own 100% of the voting stock of SNI. At December 31, 2000, SNI owned 85,114 square feet of office and industrial property located in California. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

    Summarized condensed financial information of SNI is presented as follows:


                                                      December 31, 2000       December 31, 1999
                                                      -----------------       -----------------
Balance Sheet:
  Investments in real estate, net                            $10,170               $18,208
  Other assets                                                 1,985                 2,781
                                                             -------               -------
                                                             $12,155               $20,989
                                                             =======               =======

  Mortgages and other liabilities                            $ 9,372               $19,224
  Shareholders' equity                                         2,783                 1,765
                                                             -------               -------
                                                             $12,155               $20,989
                                                             =======               =======


                                                        Year Ended December 31,
                                                        -----------------------
                                                  2000           1999           1998
                                                  ----           ----           ----
Results of Operations:
  Revenues                                      $  2,527       $  3,238       $ 20,688
  Interest expense                                (1,112)        (1,369)       (10,748)
  Other expense                                   (1,590)        (1,849)        (8,812)
                                                --------       --------       --------
    Net Income (Loss) Before Depreciation
    and Gain on Disposition of Real Estate      $   (175)      $     20       $  1,128
                                                ========       ========       ========

    Additionally, investments in affiliates include the 50.0% common interest in Spieker Griffin/W9 Associates, LLC. During 2000, our 37.5% preferred interest in Spieker Griffin/W9 Associates, LLC was converted to common interest. Spieker Griffin/W9 Associates, LLC owns a 535,000 square foot office complex, located in Orange County, California, which we manage.

5.  PROPERTY HELD FOR DISPOSITION

    We continue to review our portfolio and our long-term strategy for properties. Over time we will dispose of assets that do not have a strategic fit in the portfolio. Included in properties held for disposition of $197,602 at December 31, 2000, are thirty properties representing 6,116,975 square feet of industrial property and 242,932 square feet of office property, and four land parcels representing 18.1 acres. One land parcel, one office property, and eighteen industrial properties are located in the Pacific Northwest. One land parcel is located in Southern California. Two land parcels, one office property, and ten industrial properties are located in Northern California. Property held for disposition at December 31, 1999, of $89,220 consisted of one office property and six industrial properties located in the Pacific Northwest, one land parcel and two industrial properties in Northern California, and one land parcel and one industrial property in Southern California.

    The following summarizes the condensed results of operations of the properties held for disposition at December 31, 2000, for the years ended December 31, 2000, 1999 and 1998. Some properties held for disposition were acquired during the periods presented, therefore the net operating income for these periods presented may not be comparable.


                                       2000           1999           1998
                                       ----           ----           ----
Rental Revenues                      $ 34,012       $ 30,728       $ 26,191
Property Operating Expenses (1)        (7,140)        (6,457)        (5,202)
                                     --------       --------       --------
        Net Operating Income         $ 26,872       $ 24,271       $ 20,989
                                     ========       ========       ========

6.  DEBT

    As of December 31, 2000 and 1999, debt consists of the following:


                                                                                                 2000            1999
                                                                                                 ----            ----
Unsecured investment grade notes, varying fixed interest rates from 6.65% to
  8.00%, payable semi-annually, due from 2001 to 2027.                                       $1,936,500      $1,836,500
Short-term borrowings, variable interest rates ranging from LIBOR plus 0.70%
  to LIBOR plus 3.50%, due 2003.                                                                 61,619          63,012
Mortgage loans, fixed interest rates varying from 7.00% to 9.88%, due 2001 to 2013. (1)          56,738          97,331
                                                                                             ----------      ----------
                                                                                             $2,054,857      $1,996,843
                                                                                             ==========      ==========

(1) Mortgage loans generally require monthly principal and interest payments.

    Short-term borrowings include a $400,000 unsecured credit facility, which matures in November 2003, with an option to extend one year at our election. The credit facility carries interest at the London Interbank Offering Rate, referred to as LIBOR, plus 0.70%. The one-month LIBOR at December 31, 2000, was 6.57%. The credit facility also includes an annual administrative fee of $50 and an annual facility fee of 0.20%. As of December 31, 2000, we had no amounts outstanding under the facility. During 2000, the credit facility replaced the previous $250,000 unsecured credit facility, which carried interest at LIBOR plus 0.80%.

    As of December 31, 2000, the short-term borrowings also include a $100,000 secured development facility (including revolving commitments of $91,000 and $9,000) which matures in April 2003. The development facility carries interest at LIBOR plus 1.25% for $91,000 of the commitment and LIBOR plus 3.50% for the remaining $9,000 of the commitment. It also includes an annual administrative fee of $35 and an unused facility fee of 0.25%. As of December 31, 2000, the amount drawn on the development facility was $56,577 of the $91,000 commitment and $5,042 of the $9,000 commitment.

    The facilities are subject to financial covenants concerning leverage, interest coverage and certain other ratios. We are currently in compliance with all of the covenants on both facilities.

    The mortgage loans are secured by deeds of trust on related properties. The gross book value of real estate assets pledged as collateral under deeds of trust for mortgage loans was $138,563 at December 31, 2000, and $210,030 at December 31, 1999.

    In December 2000, we issued $200.0 million of investment grade rated unsecured notes at 7.65% due December 15, 2010, priced to yield 7.66%. Net proceeds of approximately $198.2 million were used to pay off $100.0 million of unsecured notes which matured in December 2000, to pay down the credit facility, and to fund development activity.

    Our unsecured investment grade notes are subject to financial covenants concerning leverage, interest coverage and certain other ratios. We are currently in compliance with all of the covenants in the unsecured note agreements governing this indebtedness. As of December 31, 2000, the estimated fair value of our fixed rate debt was approximately $1,994,000, and the carrying amount of our variable rate debt approximated fair value.

    We capitalized interest of $18,094 for the year ended December 31, 2000, $21,034 for 1999 and $16,482 for 1998.

    Future Minimum Debt Schedule

    The scheduled future minimum debt payments of all debt outstanding including short-term borrowings as of December 31, 2000, are as follows:


                                            Year                     Amount
                                            ----                      ------
                                            2001                  $    117,383
                                            2002                       111,669
                                            2003                        63,442
                                            2004                       301,991
                                            2005                       251,328
                                          Thereafter                 1,209,044
                                                                   -----------
                                                                   $ 2,054,857
                                                                   ===========


7.   LEASING ACTIVITY

     Future minimum rentals due from tenants under non-cancelable operating leases in effect at December 31, 2000, are as follows:


                                            Year                       Amount
                                            ----                       ------
                                            2001                  $     689,347
                                            2002                        630,749
                                            2003                        540,782
                                            2004                        455,153
                                            2005                        355,207
                                          Thereafter                  1,044,707
                                                                   ------------
                                                                   $  3,715,945
                                                                   ============

    In addition to minimum rental payments, tenants pay reimbursements for their pro rata share of specified operating expenses, which amounted to $188,169 for the year ended December 31, 2000, $166,826 in 1999, and $147,850 in 1998. These amounts are included as rental revenue and rental expense in the accompanying consolidated statements of operations. Certain of the leases also provide for the payment of additional rent based on a percentage of the tenant's revenues. Additional rents under these leases were $12 for the year ended December 31, 2000, $380 for 1999, and $528 for 1998. Certain leases contain options to renew.

8.  PARTNERS' DISTRIBUTIONS PAYABLE

    The distributions payable at December 31, 2000, and December 31, 1999, represent amounts payable to the partners of record. The unit holders of record are as follows:


                                                                  December 31, 2000             December 31, 1999
                                                                  -----------------             -----------------
              Units and shares:
                     General Partner units                             65,782,599                    64,961,052
                     Limited Partner units                              8,826,153                     8,822,915
                     Series A Preferred shares                          1,000,000                     1,000,000
                     Series B Preferred shares                          4,250,000                     4,250,000
                     Series C Preferred shares                          6,000,000                     6,000,000
                     Series D Preferred units                           1,500,000                     1,500,000
                     Series E Preferred shares                          4,000,000                     4,000,000

9.  INCOME TAXES

    We have elected to be taxed as a REIT pursuant to Section 856(c)(1) of the Code. As a REIT, we generally will not be subject to federal income tax to the extent that we distribute at least 95 percent of our taxable income to our unit holders. Effective January 1, 2001, we must distribute at least 90 percent of our taxable income to our unit holders to qualify as a REIT. Additionally, REITs are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal and state income taxes (including any applicable alternative minimum taxes) based on our taxable income using respective corporate income tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property. We may also be subject to federal income and excise taxes on our undistributed taxable income.

    Taxable income allocable to us was $231,500 for the year ended December 31, 2000, $221,268 for 1999, and $175,228 for 1998. The taxable income allocable to the preferred stockholders and unit holders is estimated to be $39,793 for the year ended December 31, 2000, and was $39,248 for 1999, and $33,846 for 1998.

    Differences between book and taxable income primarily result from temporary differences and permanent differences from deduction of non-cash compensation and stock option exercises. The temporary differences include depreciation of tenant improvements, unearned rental income and certain property dispositions structured as tax-deferred exchanges.

    For the years ended December 31, 2000, 1999 and 1998 approximately 2.25%, 2.87% and 0.28%, respectively, of the distributions paid represent distributions characterized as long-term capital gains, and approximately 1.65%, 1.28% and 0.07%, respectively, represent distributions characterized as Unrecaptured Section 1250 Gains.

10. PARTNERS' CAPITAL

    Preferred Units and Shares

    The 1,000,000 shares of Series A Cumulative Convertible Preferred Stock are convertible into and have voting rights equal to 1,219,512 shares of our Common Stock. The Series A Preferred Stock is redeemable, in whole or in part at our option, at the original issue price of $25.00 per share, plus accrued and unpaid dividends. The dividend per share, calculated on the converted number of shares, is equal to the Common Stock dividend per share, provided that the dividend yield on the preferred stock may not be less than the initial dividend rate thereof. Dividends are payable quarterly in arrears. With respect to the payments of dividends and amounts upon liquidation, the Series A Preferred Stock ranks in parity with our Series B, Series C and Series E Preferred Stocks and ranks senior to our Common Stock.

    The Series B Preferred Stock dividends are payable quarterly in arrears at an annual rate of 9.45% of the initial liquidation preference of $106,250. The Series B Preferred Stock is redeemable at our option, in whole or in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. With respect to the payments of dividends and amounts upon liquidation, the Series B Preferred Stock ranks in parity with our Series A, Series C and Series E Preferred Stocks and ranks senior to our Common Stock.

    The Series C Preferred Stock dividends are payable quarterly in arrears at an annual rate of 7.88% of the initial liquidation preference of $150,000. The Series C Preferred Stock is redeemable on or after October 10, 2002, at our option, in whole or in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. With respect to the payments of dividends and amounts upon liquidation, the Series C Preferred Stock ranks in parity with our Series A, Series B and Series E Preferred Stocks and ranks senior to our Common Stock.

    In April 1998, we issued 1,500,000 Series D Cumulative Redeemable Preferred Units to an institutional investor for $50.00 per unit. Distributions are payable at an annual rate of 7.6875%. The Series D Preferred Units may be called by the Operating Partnership at par on or after April 20, 2003, and have no stated maturity or mandatory redemption. The Series D Preferred Units are exchangeable for the Series D Cumulative Redeemable Preferred Stock of Spieker Properties, Inc. on or after April 20, 2008.

    In June 1998, we sold 4,000,000 shares of Series E Cumulative Redeemable Preferred Stock for $25.00 per share. Net proceeds of $96,800 were used principally to repay borrowings on the unsecured credit facility and to fund the ongoing acquisition and development of property. The Series E Preferred Stock dividends are payable quarterly in arrears at an annual rate of 8.00% of the initial liquidation preference of $100,000. The Series E Preferred Stock is redeemable on or after June 4, 2003, at our option, in whole or in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. With respect to the payments of dividends and amounts upon liquidation, the Series E Preferred Stock ranks in parity with our Series A, Series B and Series C Preferred Stocks and ranks senior to our Common Stock.

    Ownership Limitations

    To maintain our qualification as a REIT, not more than 50 percent of the value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (defined to include certain entities), applying certain constructive ownership rules. To help ensure that we will not fail this test, our Charter provides for certain restrictions on the transfer of the Common Stock to prevent further concentration of stock ownership. Moreover, to evidence compliance with these requirements, we must maintain records that disclose the actual ownership of our outstanding Common Stock and will demand written statements each year from the record holders of designated percentages of our Common Stock disclosing the actual owners of such Common Stock.

    Stockholders' Rights Agreement

    On September 30, 1998, we paid a dividend of one right for each outstanding share of Common Stock held of record at the close of business on September 30, 1998, or issued thereafter prior to the Separation Time, as defined in the Rights Agreement referred to below. The rights were issued pursuant to the Stockholders' Protection Rights Agreement, dated as of September 30, 1998, between us and the Bank of New York, as Rights Agent.

11. EMPLOYMENT RETIREMENT AND STOCK PLANS

    Retirement Savings Plan

    Effective January 1, 1994, we adopted a retirement savings plan pursuant to
    Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by us, which amounted to $1,132 for the year ended December 31, 2000, $840 for 1999 and $597 for 1998. In addition, we may make additional contributions at the discretion of management. Management authorized additional contributions of $1,068 for the year ended December 31, 2000, $853 for 1999 and $582 for 1998.

    Stock Incentive Plan

    We have adopted the Spieker Properties, Inc. 1993 Stock Incentive Plan (the "Stock Incentive Plan") to provide incentives to attract and retain officers and key employees. Under the Plan as amended on May 22, 1996, the number of shares available for option grant is 9.9% of the number of shares of Common Stock, on a fully converted basis, outstanding as of the last day of the immediately preceding quarter, reduced by the number of shares of Common Stock reserved for issuance through our other stock compensation plans. The strike price on the shares granted is equal to the market price of our stock at the grant date. Shares granted under this plan vest over four or five years.

    Information relating to the employee Stock Incentive Plan from January 1, 1998, through December 31, 2000, is as follows:


                                                                       Weighted Average
                                                                         Option Price       Option Price
                                                          Options          Per Share          Per Share
                                                         ---------       -------------      -------------
Shares under option at December 31, 1997                 4,116,150       $       28.76      $ 20.50-41.38
Granted                                                  1,417,500               38.67        34.63-40.00
Exercised                                                 (278,850)              20.92        20.50-35.19
Forfeited                                                 (167,350)              31.67        20.50-38.75
                                                         ---------       -------------      -------------
Shares under option at December 31, 1998                 5,087,450               31.86        20.50-41.38
Granted                                                    660,000               38.45        35.00-41.00
Exercised                                                 (125,465)              23.27        20.50-35.19
Forfeited                                                 (202,535)              36.63        29.25-38.81
                                                         ---------       -------------      -------------
Shares under option at December 31, 1999                 5,419,450               32.68        20.50-41.38
Granted                                                    944,000               44.79        40.19-53.44
Exercised                                                 (491,290)              30.30        20.50-44.50
Forfeited                                                 (131,700)              39.18        29.25-44.50
                                                         ---------       -------------      -------------
Shares under option at December 31, 2000                 5,740,460               34.73        20.50-53.44
Options exercisable at December 31, 2000                 2,933,858               30.27        20.50-41.38
Shares available for grant at December 31, 2000            391,293


    Directors' Stock Option Plan

    On May 22, 1996, the Directors' Stock Option Plan was amended to increase the number of shares of Common Stock subject to automatic annual option grants to our independent directors from 500 shares to 4,000 shares, to increase the number of shares of Common Stock available for option grant from 30,000 to 150,000, and to provide that, in the event of a change in control, outstanding options will become fully vested. To date, 94,000 shares have been granted under the plan, and 14,000 shares have been exercised.

    Stock Options

    We apply APB 25 and related interpretations in accounting for our stock option plan. Accordingly, no compensation cost has been recognized, as the option price per share equaled the fair value of the common stock on the date of grant. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," our pro forma net income available to common stockholders would have been reduced by $4,887, $2,761 and $2,090, and pro forma basic and diluted earnings per share would have been reduced to $4.54, $2.90 and $2.85 and $4.40, $2.05 and $2.04,
    respectively, for the years ended December 31, 2000, 1999 and 1998.

    For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999, and 1998 respectively: dividend yield of 6.0%, 6.1% and 6.6%; expected volatility of 43.5%, 19.3% and 18.1%; expected lives of five, ten, and six years; and risk-free interest rates of 5.0%, 5.8% and 4.6%.

    Restricted Stock

    Effective June 9, 1999, the Board of Directors passed a resolution authorizing the issuance of up to 3,164,935 restricted shares of our common stock pursuant to restricted stock agreements, and immediately issued 201,610 of the newly authorized shares in exchange for previously outstanding unvested restricted shares granted in 1997, 1998 and 1999 under the Stock Incentive Plan. As of December 31, 2000, a total of 303,206 restricted shares have been issued.

12. COMMITMENTS AND CONTINGENCIES

    Environmental Matters

    We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. We are not aware of any environmental liability with respect to the properties that would have a material adverse effect on our business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability would have an adverse effect on our results of operations and cash flows.

    Lease Commitments

    We have entered into operating ground leases on certain land parcels with periods ranging from 16 to 88 years. Future minimum rental payments required under non-cancelable operating ground leases in effect at December 31, 2000, are as follows:




   Year            Amount
   ----            ------
   2001          $    7,797
   2002               7,817
   2003               7,821
   2004               7,806
   2005               7,831
Thereafter          432,080
                 ----------
                 $  471,152
                 ==========

    The land on which three of our properties are located is owned by Stanford University and is subject to ground leases. The ground leases expire in 2039 and 2040, and unless the leases are extended, the use of the land, together with all improvements, will revert back to Stanford University. The former owners of the three properties prepaid the ground leases through 2011, 2012 and 2017; thereafter, we will be responsible for the ground lease payments, as defined under the terms of the leases. These ground lease payments have been segregated from the total purchase price of the properties, capitalized as leasehold interests in the accompanying consolidated balance sheets, and are being amortized ratably over the terms of the related prepayment periods (18 to 24 years).

    General Uninsured Losses

    We carry commercial general liability, fire, flood, extended coverage and rental loss insurance with policy specifications, limits and deductibles customarily carried for similar properties. There are, however, certain types of extraordinary losses, which may be either uninsurable, or not economically insurable. Should an uninsured loss occur, we could lose our investment in, and anticipated profits and cash flows from, a property.

    Certain of the properties are located in areas that are subject to earthquake activity; we have therefore obtained excess earthquake insurance for those properties in higher risk earthquake areas. In the event of an earthquake, we are insured for $300,000 of loss, less a deductible of 5% of total insured value per occurrence capped at $50,000. Any losses in excess of $300,000 will be borne by us.

    Litigation

    In the normal course of business, from time to time, we are involved in legal actions relating to the ownership and operations of our properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, results of operations or cash flows.

13. SEGMENT INFORMATION

    We have five reportable segments or "regions": Pacific Northwest; East Bay/Sacramento, California; Peninsula/North Bay, California; Silicon Valley, California; and Southern California. Each region has a Regional President who is directly responsible for managing all phases of the region's operations including acquisition, development, leasing and property management. Each region includes both office and industrial properties, which are leased to tenants engaged in various types of businesses activities. The accounting policies for the five regions are the same as those described in the summary of significant accounting policies. We evaluate performance based upon the combined net operating income of the properties in each region. Each of the five operating regions consists of differing mixes of office and industrial properties. The rental revenues and net operating income for the regions are not comparable, given the differing mixes of properties within the regions.

    Effective January 1, 2000, the North-East Bay/Sacramento region was split into two regions. The two new regions are called East Bay/Sacramento and Peninsula/North Bay. The 1999 and 1998 rental revenues and net operating income disclosures below have been restated to reflect these two regions. Significant information for the reportable segments for the twelve months ended December 31, 2000, 1999 and 1998 is as follows:


                                           Pacific           East Bay/     Peninsula/      Silicon         Southern
                                           Northwest      Sacramento (1)  North Bay (1)     Valley        California           Total
                                          ------------------------------------------------------------------------------------------
2000 Rental Revenues                      $  144,480      $  118,903      $   95,654      $  182,676      $  202,786      $  744,499
1999 Rental Revenues                         135,068          99,519          72,322         147,955         182,980         637,844
1998 Rental Revenues                         117,920          83,158          55,968         127,756         157,628         542,430

2000 Net Operating Income(2)                 100,486          84,761          68,708         145,658         130,591         530,204
1999 Net Operating Income(2)                  96,317          69,411          49,709         114,532         115,129         445,098
1998 Net Operating Income(2)                  84,843          56,974          38,189          97,326          98,055         375,387

2000 Additions to Properties (3) (4)         179,584              --          79,651              --          58,099         317,334
1999 Additions to Properties (3) (4)          93,690              --              --              --          35,501         129,191
1998 Additions to Properties (3) (4)          65,300          57,600         151,000         184,100         389,680         847,680

2000 Reductions to Properties (3)             54,649         112,362              --           8,754          65,801         241,566
1999 Reductions to Properties (3)             68,043           2,954              --           1,801          58,439         131,237
1998 Reductions to Properties (3)              6,165          31,369              --              --          16,535          54,069

2000 Deployable Assets (5)                 1,085,696         693,551         614,525       1,009,028       1,292,731       4,695,531
1999 Deployable Assets (5)                   938,597         741,845         497,024         963,464       1,244,619       4,385,549
1998 Deployable Assets (5)                   903,047         738,021         412,176         894,281       1,207,212       4,154,737


(1) As of January 1, 2000, the basis of the assets re-allocated from the split of the North-East Bay/Sacramento region was approximately $803,710 to the East Bay/Sacramento region and $477,242 to the Peninsula/North Bay Region.

(2) Net operating income for the properties is calculated by subtracting property related rental expenses and real estate taxes from rental revenues on the accompanying consolidated statements of operations.

(3) See Note 3 to the consolidated financial statements for the related square footage by region of the additions and reductions to properties.

(4) Represents the initial acquisition costs of the properties excluding any additional repositioning costs.

(5) Calculated by taking net investments in real estate, adding back the accumulated depreciation and deducting the investment in mortgages on the accompanying Consolidated Balance Sheets.

14. SUPPLEMENTAL CASH FLOW INFORMATION


                                                                   Year Ended December 31,
                                                                   -----------------------
                                                              2000          1999          1998
                                                            --------      --------      --------
 SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid for interest                                   $130,259      $114,999      $112,130

 SUPPLEMENTAL DISCLOSURE OF NON-CASH
 TRANSACTIONS:
   Debt assumed in property acquistions                           --        29,475        19,394
   Units issued in connection with property
      acquisitions                                             8,644            --        69,405
   Increase to land and assessment bonds payable                 102           308         4,344
   Write-off of fully depreciated property                    12,729         5,824        11,027
   Write-off of fully depreciated
      furniture, fixtures and equipment                        1,101           538           320
   Write-off of fully amortized deferred financing and
      leasing costs                                            7,649         1,973         2,342
   Restricted Stock grants, net of amortization                  350         1,484            --
   Property acquired through the issuance of Common
      Stock                                                       --            --         6,900
   Limited Partner units conversion to General
      Partner units step up                                    3,656            --            --
   Limited Partner units conversion to General
      Partner units step down                                     --         1,468            --
   Non-cash deposits                                           1,408            --            --

15. QUARTERLY FINANCIAL DATA


                                                                   Quarter Ended
                                                 -----------------------------------------------------
2000                                             March 31,     June 30,    September 30,  December 31,  Total (1)
----                                             ---------     --------    -------------  ------------  ---------
Revenues                                         $169,512      $184,029      $194,056      $206,239      $753,836
Income from operations before disposition
  of real estate                                   53,257        61,336        63,963        61,305       239,863
Net income available to General Partner            57,807        58,995       101,509        81,884       300,195
Net income per Common Operating Partnership
  Unit- diluted                                  $   0.87      $   0.88      $   1.49      $   1.20      $   4.45



                                                                   Quarter Ended
                                                 -----------------------------------------------------
1999                                             March 31,     June 30,    September 30,  December 31,  Total (1)
----                                             ---------     --------    -------------  ------------  ---------
Revenues                                         $150,648      $158,733      $164,600      $169,848      $643,829
Income from operations before disposition
  of real estate                                   47,594        48,716        47,954        51,252       195,516
Net income available to General Partner            36,836        37,509        39,004        73,976       187,322
Net income per Common Operating Partnership
  Unit- diluted                                  $   0.58      $   0.59      $   0.60      $   1.12      $   2.89


16. PENDING MERGER WITH EQUITY OFFICE PROPERTIES

    On February 22, 2001, Equity Office Properties Trust, a Maryland Corporation, EOP Operating Limited Partnership, a Delaware limited partnership of which Equity Office is the sole general partner, the Company and the Operating Partnership entered into an Agreement and Plan of Merger. The merger agreement provides for the merger of the Company with and into Equity Office and for the merger of a newly created limited liability company, all of the ownership interests of which are held by EOP Partnership, with and into the Operating Partnership.

    In the merger of the Company with and into Equity Office, holders of the Company's Common Stock will receive $13.50 in cash and 1.49586 Equity Office Common Shares for each share of the Company's Common Stock. Cash will be paid instead of the issuance of fractional shares. The exchange ratio is not subject to change and there is no "collar" or minimum trading price for the shares of the Company's Common Stock or the Equity Office Common Shares. The merger is subject to the approval of the stockholders of the Company and Equity Office.

                            Spieker Properties, L.P.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                             As of December 31, 2000


                                                                                          Initial Cost
                                                                     ---------------------------------------------------

                                                                                                           Buildings &
             Project                           Location                Encumbrances         Land           Improvements
------------------------------------------------------------------------------------------------------------------------
             EAST BAY/SACRAMENTO
   10181     455 University                    Sacramento, CA                     $0         $993,704          $1,511,113
   10211     8880 Cal Center Drive             Sacramento, CA                      -        3,804,401          10,148,482
   10231     740 University Avenue             Sacramento, CA                      -          261,250             798,220
   10281     Gateway Oaks II                   Sacramento, CA                      -        1,516,168           4,276,153
   10291     Gateway Oaks I                    Sacramento, CA                      -        2,938,968           9,892,545
   10311     701 University Avenue             Sacramento, CA                      -        1,055,714           3,252,825
   10341     The Orchard                       Sacramento, CA                      -        1,505,937           4,521,812
   10351     555 University Avenue             Sacramento, CA                      -        1,472,559           4,417,677
   10361     575 University Avenue             Sacramento, CA                      -                -             687,723
   10362     601 University Avenue             Sacramento, CA                      -        1,684,489           5,053,468
   10381     Livermore Commerce Center         Livermore, CA                       -        1,476,051           2,860,850
   10391     655 University Avenue             Sacramento, CA                      -        1,152,108           3,456,325
   10481     Huntwood Business Park            Hayward, CA                         -          339,688           1,111,061
   10491     Independent Road Warehouse        Oakland, CA                         -          293,743             875,262
   10511     BayCenter Business Park Ph II     Hayward, CA                         -        1,625,067           4,307,152
   10521     Keebler Warehouse                 Hayward, CA                         -          605,637           1,676,194
   10601     Cabot Boulevard Warehouse         Hayward, CA                         -        1,559,831           4,560,064
   10611     Benicia Commerce Center           Benicia, CA                         -          673,762           3,242,372
   10621     Montgomery Ward                   Pleasant Hill, CA                   -          717,750           3,489,402
   10631     Eden Landing Business Center      Hayward, CA                         -        1,158,197           1,958,841
   10641     The Good Guys Distrib. Ctr.       Hayward, CA                         -        4,936,467           9,293,846
   10681     Point West III- River Park Dr.    Sacramento, CA                      -        1,530,286           3,572,566
   10691     Point West I - Response Road      Sacramento, CA                      -        1,007,734           2,379,740
   10741     BayCenter Business Park Ph I      Hayward, CA                         -        1,500,000           4,105,976
   10751     Point West Commercentre           Sacramento, CA                      -        3,443,730           9,025,615
   10821     732-834 Striker Avenue            Sacramento, CA                      -        1,009,601           2,337,095
   10891     Gateway Oaks III                  Sacramento, CA                      -        1,151,181           3,344,582
   10941     Doolittle Business Center         San Leandro, CA                     -          866,075           2,618,714
   10954     Benicia Ind I (437 Industrial)    Benicia, CA                         -          745,177           2,682,753
   10955     Benicia Ind I (360 Indust Ct)     Benicia, CA                         -          507,991           1,332,787
   11051     3600 American River Drive         Sacramento, CA                      -        1,059,222           4,274,450
   11052     3610 American River Drive         Sacramento, CA                      -          490,859           1,963,435
   11053     3620 American River Drive         Sacramento, CA                      -        1,033,387           4,133,548
   11072     Benicia Ind II (Iowa/Stone)       Benicia, CA                         -          859,140           2,864,406
   11073     Benicia Ind II (Iowa/Indiana)     Benicia, CA                         -        1,113,044           2,828,144
   11074     Benicia Ind II(363 Industrial)    Benicia, CA                         -          891,542           2,240,404
   11111     Benicia Ind Land (080-040-69)     Benicia, CA                         -          252,839                   -
   11161     Port of Oakland                   Oakland, CA                         -        1,693,760           5,091,125
   11281     BayCenter Business Park Ph III    Hayward, CA                         -        1,248,216           3,833,799
   11301     Fidelity Plaza                    Sacramento, CA                      -        1,354,983           3,739,440
   11471     Watergate Tower I                 Emeryville, CA                      -        4,255,014          17,020,647
   11472     Watergate Tower II                Emeryville, CA                      -        5,178,975          20,716,620
   11473     Watergate Tower III               Emeryville, CA                      -       13,556,596          54,227,878
   11474     Baybridge Office Plaza            Emeryville, CA                      -        1,467,077           5,870,708
   11475     Christie Industrial Building      Emeryville, CA                      -          451,156           1,354,069
   11476     Chevy's Restaurant                Emeryville, CA                      -          210,319             491,015
   11477     Shellmound Industrial Building    Emeryville, CA                      -          225,341             676,376
   11478     Tower I Parking Lot (H/C)         Emeryville, CA                      -                -                   -
   11479     Watergate Tower IV                Emeryville, CA             29,264,526        4,319,774          48,927,705
   11621     Point West Corporate Center I     Sacramento, CA                      -        4,388,722          11,879,068
   11651     Point West Corporate Center II    Sacramento, CA                      -        1,000,000              47,489
   11681     Lafayette Terrace                 Lafayette, CA                       -        2,037,282           5,525,912
   11761     Huntwood Business Center          Hayward, CA                         -        2,929,335           8,839,070
   11801     Gateway Oaks IV                   Sacramento, CA                      -        1,448,174           7,689,124
   11841     Treat Towers                      Walnut Creek, CA                    -        4,089,868          56,405,270
   11851     Johnson Ranch Corp Center I       Roseville, CA                       -        4,899,345          13,328,722
   11852     Johnson Ranch Corp Center II      Roseville, CA                       -          808,265           4,025,561
   12031     Roseville Corporate Center        Roseville, CA                       -        1,563,207          10,312,599
   12111     Douglas Corporate Center          Roseville, CA                       -        1,645,319          10,987,967
   12112     Douglas Corporate Center II       Roseville, CA                       -        1,822,812             470,560


                     Costs            Gross Amounts At Which Carried
                  Capitalized                At Close of Period
                                  --------------------------------------
                   Subsequent
                       To                              Buildings &
                   Acquisition          Land           Improvements
------------------------------------------------------------------------

  10181                 $609,961         $993,704          $2,121,074
  10211                1,174,587        3,804,401          11,323,069
  10231                  213,835          261,250           1,012,055
  10281                  963,096        1,516,168           5,239,249
  10291                1,943,439        2,938,968          11,835,984
  10311                  462,874        1,055,714           3,715,699
  10341                1,569,624        1,505,937           6,091,436
  10351                  964,208        1,472,559           5,381,885
  10361                  251,468                -             939,191
  10362                  925,132        1,684,489           5,978,600
  10381                  279,826        1,476,051           3,140,676
  10391                  969,492        1,152,108           4,425,817
  10481                  698,561          339,688           1,809,622
  10491                  379,268          293,743           1,254,530
  10511                  905,553        1,625,067           5,212,705
  10521                   85,800          605,637           1,761,994
  10601                1,161,621        1,559,831           5,721,685
  10611                  208,267          673,762           3,450,639
  10621                   91,906          717,750           3,581,308
  10631                   16,479        1,158,197           1,975,320
  10641                  178,514        4,936,467           9,472,360
  10681                  720,959        1,530,286           4,293,525
  10691                  732,122        1,007,734           3,111,862
  10741                  336,650        1,500,000           4,442,626
  10751                2,205,687        3,443,730          11,231,302
  10821                  188,892        1,009,601           2,525,987
  10891                  824,310        1,151,181           4,168,892
  10941                  304,069          866,075           2,922,783
  10954                  352,884          745,177           3,035,637
  10955                   34,431          507,991           1,367,218
  11051                  708,342        1,059,222           4,982,792
  11052                  275,739          490,859           2,239,174
  11053                  745,160        1,033,387           4,878,708
  11072                  611,565          859,140           3,475,971
  11073                  838,525        1,113,044           3,666,669
  11074                1,069,786          891,542           3,310,190
  11111                   33,085          252,839              33,085
  11161                  235,167        1,693,760           5,326,292
  11281                1,550,042        1,248,216           5,383,841
  11301                1,009,068        1,354,983           4,748,508
  11471                5,658,268        4,255,014          22,678,915
  11472                4,348,243        5,178,975          25,064,863
  11473                5,827,105       13,556,596          60,054,983
  11474                  526,145        1,467,077           6,396,853
  11475                  144,564          451,156           1,498,633
  11476                   57,735          210,319             548,750
  11477                   96,314          225,341             772,690
  11478                1,279,335                -           1,279,335
  11479                        -        4,319,774          48,927,705
  11621                2,621,079        4,388,722          14,500,147
  11651                        -        1,000,000              47,489
  11681                   56,857        2,037,282           5,582,769
  11761                   52,739        2,929,335           8,891,809
  11801                1,867,941        1,448,174           9,557,065
  11841                8,109,059        4,089,868          64,514,329
  11851                  869,498        4,899,345          14,198,220
  11852                  859,722          808,265           4,885,283
  12031                2,707,865        1,563,207          13,020,464
  12111                1,256,844        1,645,319          12,244,811
  12112                        -        1,822,812             470,560


                                                 Date of      Depreciable
                             Accumulated      Construction/      Lives
            Total            Depreciation        Acquired       (Years)
--------------------------------------------------------------------------

 10181        $3,114,778           $738,677        1987           3-40
 10211        15,127,470          3,169,083        1989           3-40
 10231         1,273,305            322,038        1987           3-40
 10281         6,755,417          1,351,687        1992           3-40
 10291        14,774,952          2,730,187        1990           3-40
 10311         4,771,413            980,709        1991           3-40
 10341         7,597,373          1,623,177        1990           3-40
 10351         6,854,444          1,415,860        1990           3-40
 10361           939,191            250,030        1990           3-40
 10362         7,663,089          1,656,540        1990           3-40
 10381         4,616,727                  -        1988           3-40
 10391         5,577,925          1,158,164        1990           3-40
 10481         2,149,310            741,890        1979           3-40
 10491         1,548,273            616,057        1972           3-40
 10511         6,837,772          1,902,620        1984           3-40
 10521         2,367,631            665,640        1985           3-40
 10601         7,281,516          2,253,278        1988           3-40
 10611         4,124,401                  -        1989           3-40
 10621         4,299,058          1,061,076        1989           3-40
 10631         3,133,517            529,176        1990           3-40
 10641        14,408,827          2,086,879        1990           3-40
 10681         5,823,811            747,726        1994           3-40
 10691         4,119,596            635,927        1994           3-40
 10741         5,942,626            774,525        1994           3-40
 10751        14,675,032          1,864,201        1995           3-40
 10821         3,535,588                  -        1995           3-40
 10891         5,320,073            918,718        1995           3-40
 10941         3,788,858            379,455        1996           3-40
 10954         3,780,814                  -        1996           3-40
 10955         1,875,209                  -        1996           3-40
 11051         6,042,014            720,766        1995           3-40
 11052         2,730,033            279,036        1995           3-40
 11053         5,912,095            623,682        1995           3-40
 11072         4,335,111                  -        1996           3-40
 11073         4,779,713                  -        1996           3-40
 11074         4,201,732                  -        1996           3-40
 11111           285,924                  -        1996           3-40
 11161         7,020,052            651,877        1996           3-40
 11281         6,632,057            800,405        1996           3-40
 11301         6,103,491            625,905        1996           3-40
 11471        26,933,929          2,131,157        1997           3-40
 11472        30,243,838          2,441,328        1997           3-40
 11473        73,611,579          6,123,855        1997           3-40
 11474         7,863,930            697,158        1997           3-40
 11475         1,949,789            160,580        1997           3-40
 11476           759,069             52,154        1997           3-40
 11477           998,031             78,285        1997           3-40
 11478         1,279,335             27,939        1997           3-40
 11479        53,247,479                  -        1997           3-40
 11621        18,888,869          1,648,266        1997           3-40
 11651         1,047,489                  -        1997           3-40
 11681         7,620,051            491,057        1997           3-40
 11761        11,821,144            766,533        1997           3-40
 11801        11,005,239          1,058,403        1997           3-40
 11841        68,604,197          3,884,048        1997           3-40
 11851        19,097,565          1,340,010        1997           3-40
 11852         5,693,548            450,799        1997           3-40
 12031        14,583,671            633,276        1997           3-40
 12111        13,890,130            969,042        1997           3-40
 12112         2,293,372                  -        1997           3-40

                            Spieker Properties, L.P.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                             As of December 31, 2000



                                                                                        Initial Cost
                                                                     ------------------------------------------------------

                                                                                                              Buildings &
             Project                           Location                  Encumbrances       Land              Improvements
   ------------------------------------------------------------------------------------------------------------------------
   12381     Hayward Business Park             Hayward, CA                         -        8,453,559          25,236,562
   12491     Vasco Business Center             Livermore, CA                       -        1,037,345           3,916,149
   12521     Parkshore Plaza - Phase I         Folsom, CA                          -        1,578,273          10,508,489
   12561     Parkshore Plaza - Phase II        Folsom, CA                          -        1,634,925          14,192,758
   12571     Airway Business Park              Livermore, CA                       -        3,862,102           6,384,995
   12621     Parkshore Plaza - Phase III       Sacramento, CA                      -        2,940,116           3,841,852
   12691     Homestead Land (Station Oaks)     Walnut Creek, CA                    -        2,952,225             839,337
                                                                         ------------    ------------        -------------

                                               Total                     $29,264,526     $130,285,384        $487,476,468
                                                                         ============    ============        =============

             PENINSULA/NORTH BAY
   10591     Dubuque Business Center           South San Francisco, CA            $0       $3,491,267          $4,865,732
   10711     Redwood Shores                    Redwood City, CA                    -        3,766,122           4,687,615
   11021     Bayside Corporate Center          Foster City, CA                     -        2,455,163           7,693,285
   11022     Bayside Corporate Center          Foster City, CA                     -                -                   -
   11241     Airport Service Center            Burlingame, CA                      -          668,283           2,013,558
   11331     Wood Island Office Complex        Larkspur, CA                        -        3,796,146          10,143,999
   11511     555 Twin Dolphin Plaza            Redwood City, CA                    -        8,181,629          35,184,734
   11541     Fountaingrove Center              Santa Rosa, CA                      -        4,391,945          11,960,753
   11561     Sierra Point                      Brisbane, CA                        -        2,429,943           8,222,689
   11831     San Mateo BayCenter I             San Mateo, CA                       -        2,464,154          10,422,627
   12081     Vintage Park Office - Bldg. 1     Foster City, CA                     -        2,819,393           7,143,194
   12082     Vintage Park Office - Bldg. 2     Foster City, CA                     -        2,247,790           5,691,142
   12083     Vintage Park Office - Bldg. 3     Foster City, CA                     -        2,071,388           5,018,257
   12091     Vintage Park Industrial           Foster City, CA                     -       25,531,280          70,993,759
   12121     San Mateo BayCenter II            San Mateo, CA              10,453,056        3,307,761          15,306,123
   12401     Metro Center Tower                Foster City, CA                     -                -          77,837,220
   12402     Metro Center (919)                Foster City, CA                     -                -          25,965,490
   12403     Metro Center (989)                Foster City, CA                     -                -          25,312,193
   12404     Metro Center Retail               Foster City, CA                     -                -           5,770,366
   12531     San Mateo BayCenter III           San Mateo, CA                       -        3,214,450          12,853,512
   12541     Skyway Landing I                  San Carlos, CA                      -        9,182,644          13,660,871
   12542     Skyway Landing II                 San Carlos, CA                      -        9,182,644           9,198,053
   12601     Towers @ Shores Center            Redwood Shores, CA         20,283,951       35,577,854          26,650,589
   12641     Larkspur Landing Ofc Park Bld1    Larkspur, CA                        -        3,419,777           9,320,938
   12642     Larkspur Landing Ofc Park Bld2    Larkspur, CA                        -        3,110,263           8,426,778
   12643     Larkspur Landing Ofc Park Bld3    Larkspur, CA                        -        4,832,495          13,081,930
   12701     Drake's Landing                   Greenbrae, CA                       -       10,109,383          27,349,481
                                                                         -----------     -------------       -------------

                                               Total                     $30,737,007     $146,251,774        $454,774,888
                                                                         ===========     =============       =============
             SILICON VALLEY
   10001     Santa Clara Office Center I       Santa Clara, CA              $977,081         $806,700          $3,250,467
   10011     Stender Way II                    Santa Clara, CA                     -          410,687           1,717,408
   10021     Santa Clara Office Center II      Santa Clara, CA                     -          745,099           4,297,184
   10022     Santa Clara Office Center II      Santa Clara, CA                     -                -                   -
   10031     Gateway Office - Phase I          San Jose, CA                        -        1,206,811          11,404,195
   10032     Gateway Office - Phase I Pkg      San Jose, CA                        -                -             174,248
   10041     Scott Boulevard                   Santa Clara, CA                     -          554,191           1,860,159
   10051     Santa Clara Office Center III     Santa Clara, CA                     -          457,272           3,461,470
   10081     Gateway Office - Phase II - A     San Jose, CA                        -          480,385           6,852,031
   10082     Gateway Office - Phase II - B     San Jose, CA                        -          337,128           5,133,951
   10083     Gateway Office - Phase II - C     San Jose, CA                        -          419,107           7,558,654
   10085     Gateway Office Phase II           San Jose, CA                        -        2,268,772           6,806,316
   10101     Stender Way                       Santa Clara, CA                     -          152,000             696,177
   10111     2727 Augustine                    Santa Clara, CA                     -          381,686           1,629,197
   10121     Sunnyvale Business Center         Sunnyvale, CA                       -          241,207             637,194
   10131     The Alameda                       San Jose, CA                        -          966,236           4,854,382
   10141     Creekside Phase I                 San Jose, CA                        -        5,626,480           5,617,095
   10142     Creekside Phase II                San Jose, CA                        -        5,338,940           4,640,485
   10151     North First Office Center         San Jose, CA                        -        6,961,583           6,689,305

             Costs          Gross Amounts At Which Carried
          Capitalized            At Close of Period
                          -----------------------------------
           Subsequent
               To                               Buildings &
           Acquisition        Land              Improvements
 ------------------------------------------------------------
 12381        1,463,529        8,453,559          26,700,091
 12491        2,421,165        1,037,345           6,337,314
 12521        2,905,479        1,578,273          13,413,968
 12561        3,966,132        1,634,925          18,158,890
 12571        1,864,090        3,862,102           8,249,085
 12621                -        2,940,116           3,841,852
 12691                -        2,952,225             839,337
          -------------- ----------------  ------------------

            $75,789,702     $130,285,384        $563,266,170
          ============== ================  ==================


 10591         $776,790       $3,491,267          $5,642,522
 10711          467,518        3,766,122           5,155,133
 11021          291,091        2,455,163           7,984,376
 11022          100,000                -             100,000
 11241           63,995          668,283           2,077,553
 11331        1,432,402        3,796,146          11,576,401
 11511          281,878        8,181,629          35,466,612
 11541        1,360,847        4,391,945          13,321,600
 11561          864,752        2,429,943           9,087,441
 11831          643,794        2,464,154          11,066,421
 12081          128,565        2,819,393           7,271,759
 12082           24,287        2,247,790           5,715,429
 12083          424,163        2,071,388           5,442,420
 12091        1,031,581       25,531,280          72,025,340
 12121          604,209        3,307,761          15,910,332
 12401          865,672                -          78,702,892
 12402           27,662                -          25,993,152
 12403           27,662                -          25,339,855
 12404           10,625                -           5,780,991
 12531          368,524        3,214,450          13,222,036
 12541            2,499,287        9,182,644          16,160,158
 12542                    -        9,182,644           9,198,053
 12601                    -       35,577,854          26,650,589
 12641              425,604        3,419,777           9,746,542


 12642              342,574        3,110,263           8,769,352
 12643              328,576        4,832,495          13,410,506
 12701              106,224       10,109,383          27,455,705
                -----------     ------------        ------------

                $13,498,282     $146,251,774        $468,273,170
                ===========     ============        ============


 10001             $766,283         $806,700          $4,016,750
 10011                    -          410,687           1,717,408
 10021              662,934          745,099           4,960,118
 10022              165,802                -             165,802
 10031            2,617,427        1,206,811          14,021,622
 10032                    -                -             174,248
 10041              431,386          554,191           2,291,545
 10051              650,825          457,272           4,112,295
 10081            2,455,737          480,385           9,307,768
 10082            1,692,975          337,128           6,826,926
 10083            2,042,519          419,107           9,601,173
 10085               18,695        2,268,772           6,825,011
 10101              174,024          152,000             870,201
 10111                    -          381,686           1,629,197
 10121                    -          241,207             637,194
 10131              411,045          966,236           5,265,427
 10141            1,294,215        5,626,480           6,911,310
 10142              790,264        5,338,940           5,430,749
 10151            1,806,805        6,961,583           8,496,110





                                                      Date of    Depreciable
                                  Accumulated     Construction/    Lives
                   Total           Depreciation      Acquired      (Years)
 ----------------------------------------------------------------------------
 12381            35,153,650          2,402,611        1998           3-40
 12491             7,374,659                  -        1998           3-40
 12521            14,992,241            942,497        1998           3-40
 12561            19,793,815          1,055,777        1998           3-40
 12571            12,111,187                  -        1998           3-40
 12621             6,781,968                  -        1999           3-40
 12691             3,791,562                  -        2000           3-40
                ------------        -----------

                $693,551,554        $61,629,766
                ============        ===========


 10591            $9,133,789         $1,836,265        1986           3-40
 10711             8,921,255          1,456,322        1987           3-40
 11021            10,439,539          1,146,447        1996           3-40
 11022               100,000                  -        1997           3-40
 11241             2,745,836            237,400        1996           3-40
 11331            15,372,547          1,175,845        1996           3-40
 11511            43,648,241          3,385,037        1997           3-40
 11541            17,713,545          1,415,128        1997           3-40
 11561            11,517,384            913,540        1997           3-40
 11831            13,530,575          4,059,282        1995           3-40
 12081            10,091,152            570,734        1997           3-40
 12082             7,963,219            439,394        1997           3-40
 12083             7,513,808            442,561        1997           3-40
 12091            97,556,620          5,517,625        1997           3-40
 12121            19,218,093          4,133,770        1997           3-40
 12401            78,702,892          5,201,511        1998           3-40
 12402            25,993,152          1,745,913        1998           3-40
 12403            25,339,855          1,648,736        1998           3-40
 12404             5,780,991            387,292        1998           3-40
 12531            16,436,486            830,362        1998           3-40
 12541            25,342,802            300,516        1998           3-40
 12542            18,380,697                  -        2000           3-40
 12601            62,228,443                  -        1999           3-40
 12641            13,166,319            197,163        2000           3-40
 12642            11,879,615            198,934        2000           3-40
 12643            18,243,001            276,682        2000           3-40
 12701            37,565,088            227,757        2000           3-40
                ------------        -----------

                $614,524,944        $37,744,216
                ============        ===========


 10001            $4,823,450         $1,458,139        1977           3-40
 10011             2,128,095            730,873        1978           3-40
 10021             5,705,217          1,883,747        1980           3-40
 10022               165,802             33,811        1980           3-40
 10031            15,228,433          5,520,652        1981           3-40
 10032               174,248                  -        1981           3-40
 10041             2,845,736            846,091        1976           3-40
 10051             4,569,567          1,565,733        1981           3-40
 10081             9,788,153          3,727,364        1983           3-40
 10082             7,164,054          2,898,396        1983           3-40
 10083            10,020,280          3,857,448        1983           3-40
 10085             9,093,783          1,629,053        1983           3-40
 10101             1,022,201            359,598        1978           3-40
 10111             2,010,883          1,051,039        1975           3-40
 10121               878,401                  -        1987           3-40
 10131             6,231,663          1,945,452        1984           3-40
 10141            12,537,790          2,651,546        1985           3-40
 10142            10,769,689          1,793,187        1985           3-40
 10151            15,457,693          2,949,283        1985           3-40


                            Spieker Properties, L.P.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                             As of December 31, 2000



                                                                                          Initial Cost
                                                                         -----------------------------------------------
                                                                                                               Buildings &
             Project                           Location                  Encumbrances       Land              Improvements
   ----------------------------------------------------------------------------------------------------------------------
   10161     Cupertino Business Center         Cupertino, CA                       -        4,069,866           4,549,676
   10191     North American Van Lines          San Jose, CA                        -        2,199,551           5,023,269
   10241     2685 Augustine                    Santa Clara, CA             1,240,501          587,358           1,901,082
   10242     2695 Augustine                    Santa Clara, CA                     -          462,074           2,683,989
   10251     Santa Clara Ofc Ctr IV Dennys     Santa Clara, CA                     -          181,634             552,651
   10271     Aspect Telecommunications         San Jose, CA                        -        2,229,772           2,283,005
   10301     Cadillac Court                    Milpitas, CA                        -          959,042           1,494,977
   10321     Ryan Ranch Office Ctr - A         Monterey, CA                        -          359,022             772,669
   10322     Ryan Ranch Office Ctr - B         Monterey, CA                        -          409,195           1,082,153
   10323     Ryan Ranch Office Ctr - C         Monterey, CA                        -          280,522             596,694
   10324     Ryan Ranch Office Ctr - Admin     Monterey, CA                        -                -                   -
   10371     Fremont Bayside                   Fremont, CA                 5,773,268        1,247,069           2,708,494
   10421     Patrick Henry Drive               Santa Clara, CA                     -          933,058           2,704,351
   10431     COG Warehouse                     Milpitas, CA                        -        2,616,039           1,911,130
   10451     Okidata Distribution Center       Milpitas, CA                        -        1,854,892           1,753,601
   10531     Fremont Commerce Center Ph III    Fremont, CA                         -          708,494           1,870,577
   10541     Lockheed Building                 Palo Alto, CA                       -                -           6,264,357
   10551     Xerox Campus                      Palo Alto, CA                       -                -          29,360,411
   10562     Foothill Research Ctr-4005        Palo Alto, CA                       -                -                   -
   10563     Foothill Research Ctr-4009        Palo Alto, CA                       -                -                   -
   10565     Foothill Research Ctr-Common      Palo Alto, CA                       -                -          30,819,577
   10571     Montague Industrial Center        San Jose, CA                2,141,696        2,820,461           9,147,282
   10661     Industrial Drive Warehouse        Fremont, CA                         -        1,822,496           3,796,757
   10671     2180 Sand Hill Road               Menlo Park, CA                      -          466,525           1,283,937
   10701     1900 McCarthy                     Milpitas, CA                        -          845,039           4,219,348
   10761     2905-2909 Stender Way             Santa Clara, CA                     -          385,992           1,174,719
   10781     Meier Central South - Bldg. 1     Santa Clara, CA                     -          325,333           1,105,604
   10782     Meier Central South - Bldg. 2     Santa Clara, CA                     -          479,495           1,296,413
   10783     Meier Central South - Bldg. 3     Santa Clara, CA                     -          402,482           1,088,191
   10784     Meier Central South - Bldg. 4     Santa Clara, CA                     -          425,639           1,150,801
   10785     Meier Central South - Bldg. 11    Santa Clara, CA                     -          440,013           1,189,665
   10786     Meier Central South - Bldg. 12    Santa Clara, CA                     -          498,150           1,346,850
   10791     Meier Mountain View - Bldg. 5     Mountain View, CA                   -          552,438           1,493,628
   10792     Meier Mountain View - Bldg. 6     Mountain View, CA                   -          526,249           1,422,822
   10793     Meier Mountain View - Bldg. 7     Mountain View, CA                   -          594,552           1,607,492
   10794     Meier Mountain View - Bldg. 8     Mountain View, CA                   -          631,004           1,706,047
   10795     Meier Mountain View - Bldg. 9     Mountain View, CA                   -          650,822           1,759,630
   10796     Meier Mountain View - Bldg. 10    Mountain View, CA                   -          584,407           1,580,063
   10797     Meier Mountain View - Bldg. 17    Mountain View, CA                   -          562,748           1,521,503
   10798     Meier Mountain View - Bldg. 20    Mountain View, CA                   -        1,163,131           3,144,978
   10801     Meier Central North - Bldg. 13    Santa Clara, CA                     -          233,085             630,193
   10802     Meier Central North - Bldg. 14    Santa Clara, CA                     -          233,085             630,193
   10803     Meier Central North - Bldg. 15    Santa Clara, CA                     -          228,496             617,786
   10804     Meier Central North - Bldg. 16    Santa Clara, CA                     -          324,000             876,000
   10805     Meier Central North - Bldg. 19    Santa Clara, CA                     -          734,695           1,986,398
   10811     Meier Sunnyvale - Bldg. 18        Sunnyvale, CA                       -          352,776             953,800
   10851     Ryan Ranch Office - Phase II      Monterey, CA                        -          565,580           1,584,330
   10871     Walsh at Lafayette Indust Park    Santa Clara, CA                     -        3,359,291           7,788,617
   10881     Ridder Park                       San Jose, CA                        -        1,794,057           4,443,925
   10911     Cadillac Court II                 Milpitas, CA                        -          845,833           1,166,712
   11031     Ryan Ranch Office II - D          Monterey, CA                        -          420,000           1,617,275
   11151     2290 North First Street           San Jose, CA                        -        1,222,335           4,963,553
   11231     Charcot Business Center           San Jose, CA                        -        2,988,923           9,140,711
   11251     Dixon Landing North - Phase I     Milpitas, CA                        -        3,014,782           5,538,419
   11252     Dixon Landing North - Phase 2     Milpitas, CA                        -        3,239,369           3,133,488
   11261     Kifer Road Industrial Park        Milpitas, CA                        -        3,530,775          11,072,470
   11311     Central Park Plaza                San Jose, CA                        -        9,492,940          25,257,704
   11361     Ravendale at Central              Mountain View, CA                   -        2,018,673           6,082,044
   11521     Metro Plaza (Office)              San Jose, CA                        -       14,036,475          56,402,244
   11522     Metro Plaza (Retail)              San Jose, CA                        -          752,657           3,011,222
   11531     1740 Technology                   San Jose, CA               19,275,338        7,918,598          31,710,229


                Costs            Gross Amounts At Which Carried
              Capitalized               At Close of Period
                              -------------------------------------
               Subsequent
                  To                               Buildings &
               Acquisition        Land            Improvements
   ----------------------------------------------------------------
   10161          167,710        4,069,866           4,717,386
   10191           18,000        2,199,551           5,041,269
   10241                -          587,358           1,901,082
   10242          136,575          462,074           2,820,564
   10251                -          181,634             552,651
   10271          257,644        2,229,772           2,540,649
   10301          349,387          959,042           1,844,364
   10321          692,258          359,022           1,464,927
   10322          407,586          409,195           1,489,739
   10323          430,900          280,522           1,027,594
   10324                -                -                   -
   10371          283,620        1,247,069           2,992,114
   10421        2,674,706          933,058           5,379,057
   10431        1,082,839        2,616,039           2,993,969
   10451          379,538        1,854,892           2,133,139
   10531          216,483          708,494           2,087,060
   10541        2,862,702                -           9,127,059
   10551       14,427,212                -          43,787,623
   10562                -                -                   -
   10563           67,315                -              67,315
   10565        7,474,154                -          38,293,731
   10571          689,047        2,820,461           9,836,329
   10661          168,564        1,822,496           3,965,321
   10671          550,398          466,525           1,834,335
   10701          565,307          845,039           4,784,655
   10761          251,397          385,992           1,426,116
   10781           22,631          325,333           1,128,235
   10782                -          479,495           1,296,413
   10783           37,069          402,482           1,125,260
   10784           34,000          425,639           1,184,801
   10785                -          440,013           1,189,665
   10786          228,605          498,150           1,575,455
   10791           36,000          552,438           1,529,628
   10792                -          526,249           1,422,822
   10793        1,074,250          594,552           2,681,742
   10794                -          631,004           1,706,047
   10795           10,370          650,822           1,770,000
   10796           37,644          584,407           1,617,707
   10797                -          562,748           1,521,503
   10798          128,231        1,163,131           3,273,209
   10801                -          233,085             630,193
   10802                -          233,085             630,193
   10803           50,426          228,496             668,212
   10804                -          324,000             876,000
   10805          121,540          734,695           2,107,938
   10811                -          352,776             953,800
   10851          257,912          565,580           1,842,242
   10871        1,382,535        3,359,291           9,171,152
   10881        2,012,184        1,794,057           6,456,109
   10911          667,138          845,833           1,833,850
   11031          485,978          420,000           2,103,253
   11151          621,965        1,222,335           5,585,518
   11231          332,421        2,988,923           9,473,132
   11251        2,963,012        3,014,782           8,501,431
   11252        1,525,463        3,239,369           4,658,951
   11261          106,852        3,530,775          11,179,322
   11311        2,157,705        9,492,940          27,415,409
   11361          145,643        2,018,673           6,227,687
   11521        2,126,984       14,036,475          58,529,228
   11522          100,563          752,657           3,111,785
   11531        2,420,759        7,918,598          34,130,988



                                                   Date of     Depreciable
                                 Accumulated     Construction/    Lives
                  Total          Depreciation      Acquired      (Years)
   ----------------------------------------------------------------------
   10161         8,787,252          1,697,555        1985           3-40
   10191         7,240,820          1,586,972        1988           3-40
   10241         2,488,440            689,245        1979           3-40
   10242         3,282,638          1,211,643        1989           3-40
   10251           734,285            177,171        1988           3-40
   10271         4,770,421            895,813        1988           3-40
   10301         2,803,406            510,053        1991           3-40
   10321         1,823,949                  -        1992           3-40
   10322         1,898,934                  -        1992           3-40
   10323         1,308,116                  -        1992           3-40
   10324                 -                  -        1992           3-40
   10371         4,239,183            970,441        1990           3-40
   10421         6,312,115          2,118,329        1991           3-40
   10431         5,610,008          1,148,939        1992           3-40
   10451         3,988,031            465,443        1993           3-40
   10531         2,795,554            713,930        1993           3-40
   10541         9,127,059          2,867,662        1993           3-40
   10551        43,787,623         12,739,884        1993           3-40
   10562                 -                  -        1993           3-40
   10563            67,315             20,195        1993           3-40
   10565        38,293,731          8,333,315        1993           3-40
   10571        12,656,790          4,906,647        1993           3-40
   10661         5,787,817            857,276        1995           3-40
   10671         2,300,860            934,046        1973           3-40
   10701         5,629,694            866,318        1994           3-40
   10761         1,812,108            356,883        1994           3-40
   10781         1,453,568            159,427        1995           3-40
   10782         1,775,908            189,060        1995           3-40
   10783         1,527,742            182,268        1995           3-40
   10784         1,610,440            201,259        1995           3-40
   10785         1,629,678            173,493        1995           3-40
   10786         2,073,605            321,865        1995           3-40
   10791         2,082,066            232,821        1995           3-40
   10792         1,949,071            207,495        1995           3-40
   10793         3,276,294            431,372        1995           3-40
   10794         2,337,051            248,799        1995           3-40
   10795         2,420,822            256,786        1995           3-40
   10796         2,202,114            239,837        1995           3-40
   10797         2,084,251            221,886        1995           3-40
   10798         4,436,340            471,224        1995           3-40
   10801           863,278             91,904        1995           3-40
   10802           863,278             91,904        1995           3-40
   10803           896,708            108,284        1995           3-40
   10804         1,200,000            127,750        1995           3-40
   10805         2,842,633            292,897        1995           3-40
   10811         1,306,576            139,096        1995           3-40
   10851         2,407,822                  -        1995           3-40
   10871        12,530,443          1,891,985        1995           3-40
   10881         8,250,166          1,182,984        1995           3-40
   10911         2,679,683            577,911        1995           3-40
   11031         2,523,253                  -        1996           3-40
   11151         6,807,853            759,750        1996           3-40
   11231        12,462,055          1,070,496        1996           3-40
   11251        11,516,213          1,113,674        1996           3-40
   11252         7,898,320            802,729        1996           3-40
   11261        14,710,097          1,157,295        1996           3-40
   11311        36,908,349          3,057,752        1996           3-40
   11361         8,246,360            611,600        1996           3-40
   11521        72,565,703          5,548,019        1997           3-40
   11522         3,864,442            297,981        1997           3-40
   11531        42,049,586          3,499,512        1997           3-40

                            Spieker Properties, L.P.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                             As of December 31, 2000



                                                                                         Initial Cost
                                                                         -----------------------------------------------

                                                                                                               Buildings &
             Project                           Location                  Encumbrances       Land              Improvements
   ----------------------------------------------------------------------------------------------------------------------
   11661     Gateway Office Phase III - D      San Jose, CA                        -                -          14,910,393
   11662     Gateway Office Phase III - PS     San Jose, CA                        -                -           7,060,769
   11771     Fremont Commerce Center I         Fremont, CA                         -        3,040,601           9,276,540
   11772     Fremont Commerce Center II        Fremont, CA                         -        1,275,000           3,856,826
   11871     Oak Creek I                       Milpitas, CA                        -          962,558           2,924,792
   11872     Oak Creek II                      Milpitas, CA                        -        1,078,081           3,274,337
   11881     Milmont R&D                       Fremont, CA                         -        1,806,606           5,433,395
   11891     Kato R&D                          Fremont, CA                         -        2,002,504           6,101,872
   11911     California Circle II              Milpitas, CA                        -        2,555,551           7,911,555
   12011     Borregas Avenue                   Sunnyvale, CA                       -          780,376           2,417,727
   12101     Ryan Ranch Oaks I                 Monterey, CA                        -          743,333           3,302,060
   12102     Ryan Ranch Oaks II                Monterey, CA                        -          743,333             259,090
   12191     Concourse I                       San Jose, CA                        -        6,785,119          27,140,801
   12192     Concourse II                      San Jose, CA                        -        5,139,102          25,192,000
   12193     Concourse III                     San Jose, CA                        -        8,333,235          33,335,518
   12194     Concourse IV                      San Jose, CA                        -        8,426,150          33,707,177
   12195     Concourse V                       San Jose, CA                        -        8,046,318          17,876,997
   12196     Concourse VI                      San Jose, CA                        -        8,046,318          28,684,431
   12197     Concourse Garage I                San Jose, CA                        -        4,023,110             160,220
   12198     Concourse Garage II               San Jose, CA                        -        2,011,604           7,325,900
   12199     Concourse Retail                  San Jose, CA                        -        1,158,817           2,038,381
   12391     Skyport Plaza West                San Jose, CA                        -       21,290,246          12,540,286
   12392     Skyport Plaza East                San Jose, CA               19,824,792       13,977,471          35,614,232
   12684     Skyport East - Hotel 1            San Jose, CA                        -        3,228,815                   -
   12685     Skyport East - Residential        San Jose, CA                        -        5,857,993                   -
             Other                                                                 -          287,045             805,305
                                                                         -----------     ------------        ------------

                                               Total                     $49,232,676     $229,534,559        $686,406,228
                                                                         ===========     ============        ============


             SOUTHERN CALIFORNIA
   10071     Airport Commerce Center           Bakersfield, CA                    $0         $893,648          $2,744,526
   10981     La Jolla Centre II                San Diego, CA                       -        3,252,653          13,070,059
   10991     One Pacific Heights               San Diego, CA                       -        3,089,433           8,365,526
   11001     Carlsbad Airport Plaza            Carlsbad, CA                        -        1,532,406           4,609,834
   11011     Pacific Point                     San Diego, CA                       -        3,111,202           9,333,605
   11061     Inwood Park                       Irvine, CA                          -        1,517,776           8,955,666
   11062     Inwood Park II                    Irvine, CA                          -          714,993             756,982
   11141     Carmel Valley Centre I            San Diego, CA                       -        1,406,969           5,685,484
   11142     Carmel Valley Centre II           San Diego, CA                       -        1,385,190           5,557,998
   11171     Dove Street                       Newport Beach, CA                   -        1,569,792           6,313,218
   11221     Fairchild Corporate Center        Irvine, CA                          -        2,011,443           8,094,547
   11271     One Pacific Plaza (Office)        Huntington Beach, CA                -        1,610,777           6,484,450
   11272     One Pacific Plaza (Retail)        Huntington Beach, CA                -          410,194           1,641,358
   11321     Corona Corporate Center           Corona, CA                          -          743,147           3,009,125
   11341     One Lakeshore Centre              Ontario, CA                         -        3,899,948          15,441,528
   11351     Pacific View Plaza                Carlsbad, CA                        -        1,404,336           3,823,864
   11371     Centerpark Plaza One              San Diego,CA                        -        1,367,014           5,515,305
   11381     La Place Court                    Carlsbad, CA                        -        1,467,057           5,910,944
   11391     Carmel View Office Plaza          San Diego, CA                       -        1,426,649           5,747,218
   11401     The City - 500 City Parkway       Orange, CA                          -          827,126           3,322,703
   11402     The City - 505 City Parkway       Orange, CA                          -        2,275,956           9,153,959
   11403     The City - 600 City Parkway       Orange, CA                          -        2,483,655           9,983,812
   11421     Centerpark Plaza Two (Ind)        San Diego, CA                       -        1,340,092           4,163,060
   11431     Centerpark Plaza Two (Office)     San Diego, CA                       -          882,852           3,560,615
   11451     Camino West Corporate Park        Carlsbad, CA                        -          980,334           3,945,707
   11481     Brea Park Centre - Bldg A         Brea, CA                            -        1,010,580           2,751,901
   11482     Brea Park Centre - Bldg. B        Brea, CA                            -        1,894,490           5,127,552
   11483     Brea Park Centre - Bldg. C        Brea, CA                            -          620,267           1,681,852
   11491     Bridge Pointe I                   San Diego, CA                       -        2,641,893          15,156,621
   11492     Bridge Pointe II                  San Diego, CA                       -        1,212,131          17,039,677
   11493     Bridge Pointe III                 San Diego, CA                       -        1,384,698           1,250,404


                     Costs        Gross Amounts At Which Carried
                 Capitalized            At Close of Period
                                   ---------------------------------
                  Subsequent
                       To                           Buildings &
                  Acquisition         Land         Improvements
  ------------------------------------------------------------------
  11661              3,630,015                -          18,540,408
  11662                 28,967                -           7,089,736
  11771                142,080        3,040,601           9,418,620
  11772                 43,862        1,275,000           3,900,688
  11871                 53,936          962,558           2,978,728
  11872                 91,276        1,078,081           3,365,613
  11881                243,230        1,806,606           5,676,625
  11891                      -        2,002,504           6,101,872
  11911                 47,813        2,555,551           7,959,368
  12011                479,096          780,376           2,896,823
  12101                681,537          743,333           3,983,597
  12102                      -          743,333             259,090
  12191              2,115,055        6,785,119          29,255,856
  12192              1,595,120        5,139,102          26,787,120
  12193              1,537,832        8,333,235          34,873,350
  12194              1,593,716        8,426,150          35,300,893
  12195              3,984,663        8,046,318          21,861,660
  12196              6,595,341        8,046,318          35,279,772
  12197                 48,461        4,023,110             208,681
  12198                      -        2,011,604           7,325,900
  12199                      -        1,158,817           2,038,381
  12391                 27,833       21,290,246          12,568,119
  12392                340,220       13,977,471          35,954,452
  12684                      -        3,228,815                   -
  12685                      -        5,857,993                   -
                       584,880          287,045           1,390,185
                   -----------     ------------        -------------

                   $93,087,091     $229,534,559        $779,493,319
                   ===========     ============        ============


  10071               $509,579         $893,648          $3,254,105
  10981              1,368,999        3,252,653          14,439,058
  10991                260,723        3,089,433           8,626,249
  11001                253,772        1,532,406           4,863,606
  11011              1,132,143        3,111,202          10,465,748
  11061                901,191        1,517,776           9,856,857
  11062                      -          714,993             756,982
  11141                562,933        1,406,969           6,248,417
  11142                241,306        1,385,190           5,799,304
  11171                751,256        1,569,792           7,064,474
  11221                931,340        2,011,443           9,025,887
  11271              1,045,650        1,610,777           7,530,100
  11272                      -          410,194           1,641,358
  11321                 26,135          743,147           3,035,260
  11341                424,684        3,899,948          15,866,212
  11351                385,248        1,404,336           4,209,112
  11371                530,028        1,367,014           6,045,333
  11381                603,905        1,467,057           6,514,849
  11391                856,107        1,426,649           6,603,325
  11401              1,143,809          827,126           4,466,512
  11402                507,202        2,275,956           9,661,161
  11403              2,644,735        2,483,655          12,628,547
  11421                256,505        1,340,092           4,419,565
  11431                143,343          882,852           3,703,958
  11451                198,141          980,334           4,143,848
  11481                332,017        1,010,580           3,083,918
  11482                434,507        1,894,490           5,562,059
  11483                100,515          620,267           1,782,367
  11491              5,457,237        2,641,893          20,613,858
  11492              3,762,495        1,212,131          20,802,172
  11493                      -        1,384,698           1,250,404


                                                         Date of     Depreciable
                                       Accumulated     Construction/    Lives
                       Total          Depreciation      Acquired      (Years)
  -------------------------------------------------------------------------------
  11661              18,540,408          1,696,692        1997           3-40
  11662               7,089,736            373,095        1997           3-40
  11771              12,459,221            831,626        1997           3-40
  11772               5,175,688            338,864        1997           3-40
  11871               3,941,286            230,177        1997           3-40
  11872               4,443,694            262,130        1997           3-40
  11881               7,483,231            423,939        1997           3-40
  11891               8,104,376            467,931        1997           3-40
  11911              10,514,919            622,022        1997           3-40
  12011               3,677,199            246,101        1997           3-40
  12101               4,726,930                  -        1997           3-40
  12102               1,002,423                  -        1997           3-40
  12191              36,040,975          2,211,802        1998           3-40
  12192              31,926,222          2,018,739        1998           3-40
  12193              43,206,585          2,711,391        1998           3-40
  12194              43,727,043          2,726,039        1998           3-40
  12195              29,907,978            749,434        1998           3-40
  12196              43,326,090            265,850        1998           3-40
  12197               4,231,791              9,329        1998           3-40
  12198               9,337,504            272,278        1998           3-40
  12199               3,197,198             31,538        1998           3-40
  12391              33,858,365          9,470,988        1998           3-40
  12392              49,931,923                  -        1998           3-40
  12684               3,228,815                  -        2000           3-40
  12685               5,857,993                  -        2000           3-40
                      1,677,230            367,417
                 --------------       ------------

                 $1,009,027,878       $131,257,669
                 ==============       ============


  10071              $4,147,753         $1,334,034        1982           3-40
  10981              17,691,711          2,029,027        1995           3-40
  10991              11,715,682          1,130,773        1995           3-40
  11001               6,396,012            690,799        1995           3-40
  11011              13,576,950          1,298,024        1995           3-40
  11061              11,374,633          1,373,586        1995           3-40
  11062               1,471,975                  -        1995           3-40
  11141               7,655,386            809,437        1996           3-40
  11142               7,184,494            711,506        1996           3-40
  11171               8,634,266            782,596        1996           3-40
  11221              11,037,330            999,945        1996           3-40
  11271               9,140,877            981,872        1996           3-40
  11272               2,051,552            170,973        1996           3-40
  11321               3,778,407            301,132        1996           3-40
  11341              19,766,160          1,709,254        1996           3-40
  11351               5,613,448            471,989        1996           3-40
  11371               7,412,347            647,978        1997           3-40
  11381               7,981,906            817,416        1997           3-40
  11391               8,029,974            621,486        1997           3-40
  11401               5,293,638            455,606        1996           3-40
  11402              11,937,117          1,071,909        1996           3-40
  11403              15,112,202          1,889,582        1996           3-40
  11421               5,759,657            514,102        1997           3-40
  11431               4,586,810            407,552        1997           3-40
  11451               5,124,182            416,462        1997           3-40
  11481               4,094,498            345,032        1997           3-40
  11482               7,456,549            579,792        1997           3-40
  11483               2,402,634            153,373        1997           3-40
  11491              23,255,751          1,070,262        1997           3-40
  11492              22,014,303            248,495        1997           3-40
  11493               2,635,102                  -        1997           3-40

                            Spieker Properties, L.P.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                             As of December 31, 2000



                                                                                         Initial Cost
                                                                         -------------------------------------------------

                                                                                                               Buildings &
             Project                           Location                  Encumbrances       Land              Improvements
   -----------------------------------------------------------------------------------------------------------------------

   11494     Bridge Pointe IV                  San Diego, CA                       -          831,651             476,228
   11501     The City - 3800 Chapman Blvd.     Orange, CA                          -        1,309,617           5,300,831
   11571     Pasadena Financial                Pasadena, CA                        -        5,353,401          21,466,845
   11581     Century Square                    Pasadena, CA                        -        8,318,792          33,360,239
   11591     Brea Corporate Plaza              Brea, CA                            -        2,958,418           8,023,239
   11641     McKesson Building                 Pasadena, CA                        -        5,159,033          13,972,258
   11671     Arboretum Courtyard               Santa Monica, CA                    -        5,718,678          27,363,469
   11691     Brea Financial Commons (120)      Brea, CA                            -        2,844,943           7,689,747
   11692     Brea Financial Commons (140)      Brea, CA                            -        2,409,582           6,513,107
   11711     Sepulveda Center                  Los Angeles, CA                     -        5,046,469          20,297,866
   11721     Brea Corporate Place (135)        Brea, CA                            -          675,083          21,823,293
   11722     Brea Corporate Place (145)        Brea, CA                            -          695,271          19,079,665
   11741     BPA - Land Site B (150)           Brea, CA                            -        1,517,805               2,000
   11742     BPA - Land Sites G & H            Brea, CA                            -                -             657,211
   11743     BPA - Land Site J                 Brea, CA                            -                -              25,237
   11744     BPA - Land Sites L & M            Brea, CA                            -                -             256,840
   11781     790 Colorado                      Pasadena, CA                        -        3,868,533          15,557,914
   11791     Tower Seventeen                   Irvine, CA                          -        4,006,406          36,233,312
   11811     Nobel Corporate Plaza             San Diego, CA                       -        4,511,165          12,269,908
   11821     Pacific Ridge Corporate Centre    Carlsbad, CA                        -        3,873,656          11,095,618
   11921     East Hills Office Park            Anaheim, CA                         -        2,166,615           5,876,550
   11931     Stadium Towers Plaza              Anaheim, CA                         -        3,910,743          35,196,106
   11932     Stadium Towers - Retail           Anaheim, CA                         -          867,429                   -
   11934     Stadium Towers Vacant Retail      Anaheim, CA                         -          409,368              32,453
   11941     Pacific Corporate Plaza           San Diego, CA                       -        2,757,590           8,298,808
   11951     Sorrento Tech I, II & III         San Diego, CA                       -        2,686,323           7,285,739
   11961     Westridge I                       San Diego, CA                       -        1,712,464           4,652,442
   11971     Centerpointe Irvine I             Irvine, CA                          -        1,292,562           3,512,219
   11972     Centerpointe Irvine II            Irvine, CA                          -                -                   -
   11973     Centerpointe Irvine III           Irvine, CA                          -                -                   -
   12061     Park Plaza                        San Diego, CA                       -        2,550,500           6,916,038
   12071     La Jolla Centre I                 San Diego, CA                       -        2,958,803          26,758,880
   12131     Stadium Towers II (Land)          Anaheim, CA                         -        2,087,266           1,954,440
   12132     Stadium Towers II - PS2           Anaheim, CA                         -          288,000                   -
   12141     East Hills Land                   Anaheim, CA                         -        1,720,330             233,589
   12251     City Tower                        Orange, CA                          -        6,617,782          59,562,582
   12261     City Plaza                        Orange, CA                          -        5,526,355          22,195,822
   12271     Marina Business Center Bldg 1     Marina Del Rey, CA                  -        7,731,927          20,904,840
   12281     Marina Business Center Bldg 2     Marina Del Rey, CA                  -                -                   -
   12282     Marina Business Center Bldg 3     Marina Del Rey, CA                  -                -                   -
   12283     Marina Business Center Bldg 4     Marina Del Rey, CA                  -                -                   -
   12291     Cerritos Towne Center I           Cerritos, CA                        -                -           6,535,981
   12292     Cerritos Towne Center II          Cerritos, CA                        -                -          18,023,008
   12293     Cerritos Towne Center III         Cerritos, CA                        -                -          18,161,432
   12294     Cerritos Towne Center IV          Cerritos, CA                        -                -          11,477,404
   12295     Cerritos Towne Center V           Cerritos, CA                        -                -           5,097,491
   12296     Cerritos Towne Center Admin       Cerritos, CA                        -                -                   -
   12297     Cerritos Towne Center VII         Cerritos, CA                        -                -              10,040
   12331     2600 Michelson                    Irvine, CA                          -        5,800,810          52,213,830
   12341     18581 Teller                      Irvine, CA                          -        1,764,831           4,771,580
   12351     SMBP 3420 Ocean Park Blvd         Santa Monica, CA                    -                -          94,075,974
   12352     SMBP 3340 Ocean Park Blvd         Santa Monica, CA                    -                -                   -
   12353     SMBP 3350 Ocean Park Blvd         Santa Monica, CA                    -                -                   -
   12354     SMBP 3330 Ocean Park Blvd         Santa Monica, CA                    -                -                   -
   12356     SMBP 3250 Ocean Park Blvd         Santa Monica, CA                    -                -                   -
   12361     SMBP 3200 Ocean Park Blvd         Santa Monica, CA                    -                -                   -
   12362     SMBP 3150 Ocean Park Blvd         Santa Monica, CA                    -                -                   -
   12365     SMBP 3100 Ocean Park Blvd         Santa Monica, CA                    -                -                   -
   12366     SMBP 3000 Ocean Park Blvd         Santa Monica, CA                    -                -                   -
   12367     SMBP 2900 31st Street             Santa Monica, CA                    -                -                   -
   12368     SMBP 2950 31st Street             Santa Monica, CA                    -                -                   -




                  Costs        Gross Amounts At Which Carried
               Capitalized            At Close of Period
                               ---------------------------------
               Subsequent
                   To                           Buildings &
              Acquisition         Land         Improvements
----------------------------------------------------------------

11494                    -          831,651             476,228
11501            5,609,783        1,309,617          10,910,614
11571              634,593        5,353,401          22,101,438
11581               46,702        8,318,792          33,406,941
11591            1,013,097        2,958,418           9,036,336
11641              155,552        5,159,033          14,127,810
11671            4,898,841        5,718,678          32,262,310
11691              410,561        2,844,943           8,100,308
11692              134,670        2,409,582           6,647,777
11711            1,303,998        5,046,469          21,601,864
11721              153,807          675,083          21,977,100
11722            2,530,049          695,271          21,609,714
11741               12,916        1,517,805              14,916
11742               69,502                -             726,713
11743                    -                -              25,237
11744               22,316                -             279,156
11781              249,818        3,868,533          15,807,732
11791            1,464,095        4,006,406          37,697,407
11811              436,951        4,511,165          12,706,859
11821            3,373,850        3,873,656          14,469,468
11921              316,594        2,166,615           6,193,144
11931            2,608,371        3,910,743          37,804,477
11932                    -          867,429                   -
11934                    -          409,368              32,453
11941            1,192,327        2,757,590           9,491,135
11951            1,435,446        2,686,323           8,721,185
11961                    -        1,712,464           4,652,442
11971              142,747        1,292,562           3,654,966
11972                    -                -                   -
11973               30,111                -              30,111
12061              377,250        2,550,500           7,293,288
12071              685,342        2,958,803          27,444,222
12131                    -        2,087,266           1,954,440
12132                    -          288,000                   -
12141                    -        1,720,330             233,589
12251            2,361,949        6,617,782          61,924,531
12261           11,220,140        5,526,355          33,415,962
12271              707,433        7,731,927          21,612,273
12281               81,826                -              81,826
12282              718,058                -             718,058
12283              347,604                -             347,604
12291              359,315                -           6,895,296
12292              728,458                -          18,751,466
12293            1,348,766                -          19,510,198
12294               14,623                -          11,492,027
12295            1,493,372                -           6,590,863
12296                    -                -                   -
12297                    -                -              10,040
12331            1,927,934        5,800,810          54,141,764
12341              326,564        1,764,831           5,098,144
12351            1,135,655                -          95,211,629
12352              901,525                -             901,525
12353              234,330                -             234,330
12354              219,251                -             219,251
12356              250,968                -             250,968
12361              419,490                -             419,490
12362               29,483                -              29,483
12365            1,164,931                -           1,164,931
12366              479,008                -             479,008
12367              255,544                -             255,544
12368              650,369                -             650,369





                                              Date of        Depreciable
                             Accumulated     Construction/       Lives
              Total          Depreciation      Acquired         (Years)
--------------------------------------------------------------------------

11494          1,307,879                  -        2000           3-40
11501         12,220,231          1,612,975        1996           3-40
11571         27,454,839          2,021,979        1997           3-40
11581         41,725,733          3,126,698        1997           3-40
11591         11,994,754            970,400        1997           3-40
11641         19,286,843          1,291,394        1997           3-40
11671         37,980,988            847,331        1997           3-40
11691         10,945,251            809,109        1997           3-40
11692          9,057,359            572,007        1997           3-40
11711         26,648,333          1,962,350        1997           3-40
11721         22,652,183          1,883,207        1997           3-40
11722         22,304,985          1,686,511        1997           3-40
11741          1,532,721                  -        1997           3-40
11742            726,713                  -        1997           3-40
11743             25,237                  -        1997           3-40
11744            279,156                  -        1997           3-40
11781         19,676,265          1,338,740        1997           3-40
11791         41,703,813          3,429,428        1997           3-40
11811         17,218,024          1,241,542        1997           3-40
11821         18,343,124            540,782        1997           3-40
11921          8,359,759            521,384        1997           3-40
11931         41,715,220          2,803,450        1997           3-40
11932            867,429                  -        1997           3-40
11934            441,821                  -        1997           3-40
11941         12,248,725            715,910        1997           3-40
11951         11,407,508            601,312        1997           3-40
11961          6,364,906            358,755        1997           3-40
11971          4,947,528            294,472        1997           3-40
11972                  -                  -        1997           3-40
11973             30,111              8,341        1997           3-40
12061          9,843,788            643,348        1997           3-40
12071         30,403,025          2,303,778        1997           3-40
12131          4,041,706                  -        1997           3-40
12132            288,000                  -        1997           3-40
12141          1,953,919                  -        1997           3-40
12251         68,542,313          4,938,675        1998           3-40
12261         38,942,317          2,872,136        1998           3-40
12271         29,344,200          1,616,880        1998           3-40
12281             81,826             15,780        1998           3-40
12282            718,058              6,329        1998           3-40
12283            347,604              4,419        1998           3-40
12291          6,895,296            577,062        1998           3-40
12292         18,751,466          1,392,484        1998           3-40
12293         19,510,198          1,283,048        1998           3-40
12294         11,492,027            598,542        1998           3-40
12295          6,590,863            347,951        1998           3-40
12296                  -                  -        1998           3-40
12297             10,040                  -        1998           3-40
12331         59,942,574          3,901,789        1998           3-40
12341          6,862,975            355,260        1998           3-40
12351         95,211,629          7,038,323        1998           3-40
12352            901,525            107,175        1998           3-40
12353            234,330             52,069        1998           3-40
12354            219,251             26,650        1998           3-40
12356            250,968             40,842        1998           3-40
12361            419,490                  -        1998           3-40
12362             29,483              1,282        1998           3-40
12365          1,164,931            317,709        1998           3-40
12366            479,008             62,516        1998           3-40
12367            255,544                  -        1998           3-40
12368            650,369            140,493        1998           3-40

                           Spieker Properties, L.P.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                            As of December 31, 2000



                                                                                         Initial Cost
                                                                         -------------------------------------------------

                                                                                                               Buildings &
             Project                           Location                  Encumbrances       Land              Improvements
   ----------------------------------------------------------------------------------------------------------------------
   12369     SMBP 2901 28th Street             Santa Monica, CA                    -                -                   -
   12371     SMBP 2850 Ocean Park Blvd         Santa Monica, CA            8,150,039        4,710,231          12,735,067
   12372     Santa Monica Bus. Park ADMIN      Santa Monica, CA                    -                -                   -
   12373     Santa Monica Admin II             Santa Monica, CA                    -                -              16,959
   12374     SMBP Expansion - East Campus      Santa Monica, CA                    -                -             154,931
   12431     California Federal Land           Orange, CA                          -          130,102                   -
   12441     City North Land                   Orange, CA                          -        2,263,818             168,860
   12451     City South Land                   Orange, CA                          -        1,115,732             170,502
   12461     Ontario Gateway I                 Ontario, CA                         -        1,402,128           3,790,939
   12501     Ontario Corporate Center          Ontario, CA                         -        2,097,546           8,390,436
   12511     Carlsbad Centerpointe             Carlsbad, CA                        -        4,776,886           1,166,801
   12551     Ontario Gateway II                Ontario, CA                         -        1,328,829           3,579,153
   12581     Oakbrook Plaza                    Laguna Hills, CA                    -        5,001,979          13,540,174
   12591     Governor Executive Centre         San Diego, CA                       -        2,230,825           6,031,895
   12611     Empire Corporate Center           Ontario, CA                         -        1,742,594           6,968,750
   12631     HighPark Executive Centre         Mission Viejo, CA                   -        5,154,169             718,856
   12661     Santa Monica Gateway              Santa Monica, CA                    -        1,866,685          15,450,800
   12721     The Tower in Westwood             Los Angeles, CA                     -        5,809,652          52,268,373
                                                                          ----------     ------------        ------------

                                               Total                      $8,150,039     $201,948,078        $998,563,671
                                                                          ==========     ============        ============

             PACIFIC NORTHWEST
   20021     Federal Way Office Building       Federal Way, WA                    $0         $297,202            $765,990
   20041     Bellevue Gateway I                Bellevue, WA                        -        4,203,004          10,623,529
   20051     Bellevue Gateway II               Bellevue, WA                        -        1,723,224           6,430,022
   20061     11040 Main Street Building        Bellevue, WA                        -        1,918,096           1,389,065
   20181     North Creek Parkway Centre        Bothell, WA                         -        6,186,779          16,551,463
   20211     Bellefield Office Park            Bellevue, WA                        -        6,573,539          29,829,459
   20241     10700 Building                    Bellevue, WA                        -           24,384           4,668,923
   20271     Kirkland 118 Commerce Center      Kirkland, WA                        -        1,195,205           2,948,035
   20281     ABAM Building                     Federal Way, WA                     -        1,332,001           3,634,366
   20311     Washington Park I                 Federal Way, WA                     -        1,491,366           4,057,714
   20312     Washington Park II                Federal Way, WA                     -          625,424             389,859
   20321     Redmond Heights Tech Center       Redmond, WA                         -        3,136,545           9,324,393
   20341     Southgate Office Plaza I          Renton, WA                          -        1,234,960          10,933,198
   20342     Southgate Office Plaza II         Renton, WA                          -        1,678,521          15,172,632
   20343     Southgate Office Plaza III        Renton, WA                          -        2,058,800             303,313
   20351     Plaza Center                      Bellevue, WA                        -        8,118,890          72,519,863
   20352     US Bank Plaza                     Bellevue, WA                        -                -                   -
   20353     Plaza Center Parking Garage       Bellevue, WA                        -                -                   -
   20371     Gateway 405 Building              Bellevue, WA                        -        1,331,101           3,592,591
   20381     Eastgate Office Park              Bellevue, WA                        -       10,905,980          29,486,365
   20391     Lincoln Executive Center I        Bellevue, WA                        -        4,318,887          11,676,991
   20392     Lincoln Executive Center II       Bellevue, WA                        -        4,298,646          11,622,266
   20393     Lincoln Executive Center III      Bellevue, WA                        -        3,620,984           9,790,069
   20394     Lincoln Executive Center - A      Bellevue, WA                        -          985,969           2,665,767
   20395     Lincoln Executive Center - B      Bellevue, WA                        -        1,172,503           3,170,102
   20401     Quadrant Plaza                    Bellevue, WA                        -        3,351,763          30,115,558
   20411     I-90 Bellevue I                   Bellevue, WA                        -        3,748,370          10,134,482
   20412     I-90 Bellevue II                  Bellevue, WA                        -        3,748,370          10,134,482
   20431     NE 8th Street                     Bellevue, WA                        -       13,050,790           2,713,199
   30001     Park 217 Phase I                  Tigard, OR                          -        2,003,424           1,938,664
   30011     Park 217 Phase II                 Tigard, OR                          -          713,478           1,108,218
   30021     Park 217 Phase III                Tigard, OR                          -           60,054              76,858
   30022     Louis Building                    Tigard, OR                          -           42,162             207,246
   30041     Swan Island                       Portland, OR                  710,763          369,011             456,445
   30051     Columbia Commerce Park            Portland, OR                        -        2,397,116           5,381,220
   30071     Nelson Business Center            Tigard, OR                          -        4,157,476           5,689,184
   30081     Southwest Commerce Center         Tigard, OR                          -          614,545           1,189,636
   30091     5550 Macadam Building             Portland, OR                        -          765,082           3,649,924
   30101     Columbia Commerce Park IV         Portland, OR                        -          836,886           3,682,854


                   Costs        Gross Amounts At Which Carried
               Capitalized            At Close of Period
                                 ----------------------------
                Subsequent
                     To                         Buildings &
              Acquisition         Land         Improvements
-------------------------------------------------------------

12369            72,296                -              72,296
12371         1,009,879        4,710,231          13,744,946
12372               122                -                 122
12373         5,415,101                -           5,432,060
12374                 -                -             154,931
12431                 -          130,102                   -
12441                 -        2,263,818             168,860
12451                 -        1,115,732             170,502
12461           784,867        1,402,128           4,575,806
12501           481,672        2,097,546           8,872,108
12511                 -        4,776,886           1,166,801
12551            48,648        1,328,829           3,627,801
12581           345,405        5,001,979          13,885,579
12591           355,741        2,230,825           6,387,636
12611         1,254,035        1,742,594           8,222,785
12631                 -        5,154,169             718,856
12661                 -        1,866,685          15,450,800
12721                 -        5,809,652          52,268,373
            ------------   -------------      ---------------

            $92,219,156     $201,948,078      $1,090,782,827
            ============   =============      ===============


20021          $182,405         $297,202            $948,395
20041           997,896        4,203,004          11,621,425
20051           538,179        1,723,224           6,968,201
20061           771,886        1,918,096           2,160,951
20181           610,681        6,186,779          17,162,144
20211        10,669,204        6,573,539          40,498,663
20241           485,899           24,384           5,154,822
20271         2,380,761        1,195,205           5,328,796
20281           300,640        1,332,001           3,935,006
20311            64,515        1,491,366           4,122,229
20312                 -          625,424             389,859
20321           281,430        3,136,545           9,605,823
20341         2,331,734        1,234,960          13,264,932
20342                 -        1,678,521          15,172,632
20343                 -        2,058,800             303,313
20351         5,041,410        8,118,890          77,561,273
20352         1,484,244                -           1,484,244
20353         3,178,435                -           3,178,435
20371           245,246        1,331,101           3,837,837
20381         1,540,262       10,905,980          31,026,627
20391           506,777        4,318,887          12,183,768
20392                 -        4,298,646          11,622,266
20393           244,675        3,620,984          10,034,744
20394           175,638          985,969           2,841,405
20395            15,032        1,172,503           3,185,134
20401            22,973        3,351,763          30,138,531
20411             9,698        3,748,370          10,144,180
20412                 -        3,748,370          10,134,482
20431                 -       13,050,790           2,713,199
30001         1,274,564        2,003,424           3,213,228
30011           682,449          713,478           1,790,667
30021           157,752           60,054             234,610
30022            11,747           42,162             218,993
30041           230,727          369,011             687,172
30051           761,877        2,397,116           6,143,097
30071         1,582,862        4,157,476           7,272,046
30081           165,060          614,545           1,354,696
30091           392,377          765,082           4,042,301
30101           37,876          836,886           3,720,730





                                                Date of       Depreciable
                              Accumulated    Construction/       Lives
              Total          Depreciation      Acquired         (Years)
-----------------------------------------------------------------------------
12369              72,296                  -        1998           3-40
12371          18,455,177          1,085,150        1998           3-40
12372                 122                  -        1998           3-40
12373           5,432,060                  -        1998           3-40
12374             154,931                  -        1998           3-40
12431             130,102                  -        1998           3-40
12441           2,432,678                  -        1998           3-40
12451           1,286,234                  -        1998           3-40
12461           5,977,934            436,719        1998           3-40
12501          10,969,654            703,214        1998           3-40
12511           5,943,687                  -        1998           3-40
12551           4,956,630            202,538        1998           3-40
12581          18,887,558            654,135        1999           3-40
12591           8,618,461            265,494        1999           3-40
12611           9,965,379            265,327        1999           3-40
12631           5,873,025                  -        1999           3-40
12661          17,317,485                  -        2000           3-40
12721          58,078,025            217,867        2000           3-40
           --------------  - ---------------

           $1,292,730,905        $85,147,055
           ==============    ===============


20021          $1,245,597           $326,575        1989           3-40
20041          15,824,429          3,900,211        1985           3-40
20051           8,691,425          2,110,249        1988           3-40
20061           4,079,047            730,889        1990           3-40
20181          23,348,923          1,827,535        1997           3-40
20211          47,072,202          5,369,409        1995           3-40
20241           5,179,206            660,937        1996           3-40
20271           6,524,001            713,085        1997           3-40
20281           5,267,007            308,480        1997           3-40
20311           5,613,595            345,750        1997           3-40
20312           1,015,283                  -        1997           3-40
20321          12,742,368            804,591        1997           3-40
20341          14,499,892          1,041,683        1997           3-40
20342          16,851,153          1,230,858        1997           3-40
20343           2,362,113                  -        1997           3-40
20351          85,680,163          6,180,826        1997           3-40
20352           1,484,244             68,620        1997           3-40
20353           3,178,435             18,262        1997           3-40
20371           5,168,938            205,607        1997           3-40
20381          41,932,607          1,381,028        1999           3-40
20391          16,502,655            364,515        1999           3-40
20392          15,920,912            314,760        1999           3-40
20393          13,655,728            300,617        1999           3-40
20394           3,827,374             78,557        1999           3-40
20395           4,357,637             87,859        1999           3-40
20401          33,490,294            629,475        2000           3-40
20411          13,892,550            147,795        2000           3-40
20412          13,882,852            147,795        2000           3-40
20431          15,763,989            166,667        2000           3-40
30001           5,216,652                  -        1980           3-40
30011           2,504,145                  -        1981           3-40
30021             294,664                  -        1981           3-40
30022             261,155                  -        1981           3-40
30041           1,056,183                  -        1978           3-40
30051           8,540,213                  -        1988           3-40
30071          11,429,522                  -        1990           3-40
30081           1,969,241                  -        1989           3-40
30091           4,807,383          1,127,337        1990           3-40
30101           4,557,616                  -        1994           3-40


                            Spieker Properties, L.P.
                                  Schedule III
                    Real Estate and Accumulated Depreciation
                             As of December 31, 2000



                                                                                         Initial Cost
                                                                         -----------------------------------------------

                                                                                                               Buildings &
             Project                           Location                  Encumbrances       Land              Improvements
   -----------------------------------------------------------------------------------------------------------------------

   30111     River Forum I & II                Portland, OR                              2,462,767              16,637,177
   30121     4000 Kruse Way Place              Lake Oswego, OR                 -         2,785,451               7,911,320
   30131     4004 Kruse Way Place              Lake Oswego, OR                 -           981,486               4,012,304
   30141     Marine Drive Distribution Ctr.    Portland, OR                    -         1,166,743               2,317,819
   30151     Marine Drive Distrib. Ctr II      Portland, OR                    -           622,307               1,669,215
   30162     Airport Way Commerce Park II      Portland, OR                    -           239,496                   4,978
   30171     4949 Meadows                      Lake Oswego, OR                 -         2,661,561              11,341,806
   30181     Marine Drive Distrib. Ctr III     Portland, OR                    -         1,760,241               3,586,235
   30191     RiverSide Centre (Oregon)         Portland, OR                    -                 -               9,310,826
   30201     158th Commerce Park               Portland, OR                    -         2,697,321               6,056,475
   30211     Nimbus Corp Ctr - Ph I,II,III     Beaverton, OR                   -        17,750,006              53,160,364
   30212     Nimbus Corporate Center Ph IV     Beaverton, OR                   -                 -                       -
   30213     Nimbus Corporate Center Ph V      Beaverton, OR                   -                 -                       -
   30231     Kelley Point Phase I              Portland, OR                    -         2,096,122              11,268,630
   30232     Kelley Point Phase II             Portland, OR                    -         1,170,139               3,133,436
   30233     Kelley Point Phase III            Portland, OR                    -         3,630,710                 540,070
   30241     One Pacific Square                Portland, OR                    -         3,612,427              32,258,089
   30251     Wilsonville Business Ctr I        Wilsonville, OR                 -         7,329,493              18,246,108
   30252     Wilsonville Business Ctr II       Wilsonville, OR                 -                 -                       -
   30253     Wilsonville Business Ctr III      Wilsonville, OR                 -                 -                       -
   30254     Wilsonville Business Ctr IV       Wilsonville, OR                 -                 -                       -
   30255     Wilsonville Land                  Wilsonville, OR                 -         3,007,221                 360,095
   30261     Kruse Way Plaza I                 Lake Oswego, OR                 -         2,077,892               5,618,754
   30262     Kruse Way Plaza II                Lake Oswego, OR                 -         2,062,788               5,576,918
   30271     Kruse Woods I                     Lake Oswego, OR                 -         5,140,818              13,877,631
   30272     Kruse Woods II                    Lake Oswego, OR                 -         5,300,771              14,311,996
   30273     Kruse Woods III                   Lake Oswego, OR                 -         4,021,541              10,282,177
   30274     Kruse Woods IV                    Lake Oswego, OR                 -         3,860,963              10,434,899
   30275     4900 Meadows                      Lake Oswego, OR                 -         2,536,740               6,270,698
   30276     5000 Meadows                      Lake Oswego, OR                 -         3,810,198               9,449,111
   30277     Kruse Woods V                     Lake Oswego, OR                 -         4,611,862               2,750,658
   30281     4800 Meadows                      Lake Oswego, OR                 -         1,838,615               9,367,796
   30291     Kruse Oaks I                      Lake Oswego, OR                 -         3,242,956              11,980,710
   30292     Kruse Oaks II                     Lake Oswego, OR                 -         3,962,473               1,023,753
   30293     Kruse Oaks III                    Lake Oswego, OR                 -         3,702,880                 995,181
   30294     Kruse Oaks IV                     Lake Oswego, OR                 -         2,318,267                 721,702
   30301     Benjamin Franklin Plaza           Portland, OR                    -         5,009,308              45,084,342
   30311     181st Commerce Park               Gresham, OR                     -         7,582,642               1,665,483
   30321     One Lincoln Center                Portland, OR                    -         4,394,283              17,568,608
   30322     Two Lincoln Center                Portland, OR                    -         2,883,089              11,514,992
   30323     Three Lincoln Center              Portland, OR                    -         3,042,923              12,153,668
   30324     Lincoln Tower                     Portland, OR                    -         7,118,145              28,430,085
   30325     Five Lincoln Center               Portland, OR                    -         4,112,366              16,427,047
   30326     Lincoln Plaza                     Portland, OR                    -           193,158                 772,632
   30327     Lincoln Building                  Portland, OR                    -         1,986,624               7,946,500
   40001     Key Financial Center              Boise, ID                       -           243,210               2,885,062
   40011     Cole Road Warehouse               Boise, ID                       -           114,465                  82,395
                                                                         262,285      ------------          --------------
                                                                    ------------
                                               Total                                  $243,433,005            $767,031,690
                                                                        $973,048      ============          ==============
                                                                    ============
                                               GRAND TOTAL                            $951,452,800          $3,394,252,945
                                                                    $118,357,296      ============          ==============
                                                                    ============

                    Costs        Gross Amounts At Which Carried
                Capitalized            At Close of Period
                                  ---------------------------------
                 Subsequent
                      To                           Buildings &
                Acquisition         Land         Improvements
 -----------------------------------------------------------------

 30111               1,345,034       2,462,767       17,982,211
 30121               1,850,238       2,785,451        9,761,558
 30131               1,450,773         981,486        5,463,077
 30141               1,519,766       1,166,743        3,837,585
 30151                 519,262         622,307        2,188,477
 30162                       -         239,496            4,978
 30171               3,223,433       2,661,561       14,565,239
 30181               1,813,400       1,760,241        5,399,635
 30191                 487,505               -        9,798,331
 30201               5,769,898       2,697,321       11,826,373
 30211               3,384,665      17,750,006       56,545,029
 30212                 470,112               -          470,112
 30213                 358,925               -          358,925
 30231                 630,134       2,096,122       11,898,764
 30232                 172,007       1,170,139        3,305,443
 30233                 205,800       3,630,710          745,870
 30241               1,543,490       3,612,427       33,801,579
 30251                 265,542       7,329,493       18,511,650
 30252                  70,522               -           70,522
 30253                 187,277               -          187,277
 30254                 228,749               -          228,749
 30255                       -       3,007,221          360,095
 30261                 465,764       2,077,892        6,084,518
 30262                 348,478       2,062,788        5,925,396
 30271                 710,019       5,140,818       14,587,650
 30272               2,331,341       5,300,771       16,643,337
 30273                 271,624       4,021,541       10,553,801
 30274                 274,617       3,860,963       10,709,516
 30275                 833,618       2,536,740        7,104,316
 30276                 269,560       3,810,198        9,718,671
 30277                       -       4,611,862        2,750,658
 30281               1,479,994       1,838,615       10,847,790
 30291                 125,461       3,242,956       12,106,171
 30292                       -       3,962,473        1,023,753
 30293                       -       3,702,880          995,181
 30294                       -       2,318,267          721,702
 30301               2,369,326       5,009,308       47,453,668
 30311                       -       7,582,642        1,665,483
 30321                       -       4,394,283       17,568,608
 30322                  32,692       2,883,089       11,547,684
 30323                  59,536       3,042,923       12,213,204
 30324                 188,774       7,118,145       28,618,859
 30325                  16,188       4,112,366       16,443,235
 30326                       -         193,158          772,632
 30327                       -       1,986,624        7,946,500
 40001               2,098,022         243,210        4,983,084
 40011                 483,390         114,465          565,785
              ----------------    ------------   --------------

                   $75,231,847    $243,433,005     $842,263,537
              ================    ============   ==============

              $118$349,826,078    $951,452,800   $3,744,079,023
              ================    ============   ==============



                                                      Date of        Depreciable
                                    Accumulated     Construction/       Lives
                     Total          Depreciation      Acquired         (Years)
 ------------------------------------------------------------------------------
 30111               20,444,978          3,244,230        1994           3-40
 30121               12,547,009          1,660,952        1994           3-40
 30131                6,444,563          1,436,501        1995           3-40
 30141                5,004,328                  -        1995           3-40
 30151                2,810,784                  -        1996           3-40
 30162                  244,474                  -        1996           3-40
 30171               17,226,800          1,913,764        1996           3-40
 30181                7,159,876                  -        1996           3-40
 30191                9,798,331            981,270        1997           3-40
 30201               14,523,694                  -        1997           3-40
 30211               74,295,035          5,267,345        1997           3-40
 30212                  470,112            329,264        1997           3-40
 30213                  358,925             71,597        1997           3-40
 30231               13,994,886                  -        1997           3-40
 30232                4,475,582                  -        1999           3-40
 30233                4,376,580                  -        1999           3-40
 30241               37,414,006          2,658,242        1997           3-40
 30251               25,841,143                  -        1997           3-40
 30252                   70,522                  -        1997           3-40
 30253                  187,277                  -        1997           3-40
 30254                  228,749                  -        1997           3-40
 30255                3,367,316                  -        1997           3-40
 30261                8,162,410            542,608        1997           3-40
 30262                7,988,184            497,459        1997           3-40
 30271               19,728,468          1,187,570        1997           3-40
 30272               21,944,108          1,327,994        1997           3-40
 30273               14,575,342            924,315        1997           3-40
 30274               14,570,479            813,643        1997           3-40
 30275                9,641,056            615,909        1997           3-40
 30276               13,528,869            783,075        1997           3-40
 30277                7,362,520                  -        1997           3-40
 30281               12,686,405            871,347        1997           3-40
 30291               15,349,127                  -        1998           3-40
 30292                4,986,226                  -        1998           3-40
 30293                4,698,061                  -        1998           3-40
 30294                3,039,969                  -        1998           3-40
 30301               52,462,976          3,669,721        1998           3-40
 30311                9,248,125                  -        1998           3-40
 30321               21,962,891            109,804        2000           3-40
 30322               14,430,773             73,660        2000           3-40
 30323               15,256,127             75,960        2000           3-40
 30324               35,737,004            179,401        2000           3-40
 30325               20,555,601            102,669        2000           3-40
 30326                  965,790              4,829        2000           3-40
 30327                9,933,124             49,666        2000           3-40
 40001                5,226,294                  -        1977           3-40
 40011                  680,250                  -        1976           3-40
                 --------------       ------------

                                             Total                  $1,085,696,542       $ 59,982,767
                                                                    ==============       ============

                                             GRAND TOTAL            $4,695,531,823       $375,761,473
                                                                    ==============       ============

    REAL ESTATE AND ACCUMULATED DEPRECIATION SUMMARY

    A summary of activity for real estate and accumulated depreciation is as follows (in thousands):



                                                             Year Ended December 31,
                                                             -----------------------
                                                   2000              1999              1998
                                                   ----              ----              ----
REAL ESTATE:
  Balance at beginning of year                 $ 4,385,549       $ 4,154,737       $ 2,980,897
    Acquisition of properties and limited
      partners' interest                           337,912           359,827         1,141,633
    Improvements                                   276,731           191,407           137,659
    Cost of real estate disposed of               (270,414)         (141,828)          (18,549)
    Property held for disposition                  (21,518)         (172,770)          (75,556)
    Disposition of and write-off of fully
      depreciated property                         (12,729)           (5,824)          (11,347)
                                               -----------       -----------       -----------
  Balance at end of year                       $ 4,695,531       $ 4,385,549       $ 4,154,737
                                               ===========       ===========       ===========

ACCUMULATED DEPRECIATION:
  Balance at beginning of year                 $   316,240       $   240,778       $   169,051
    Depreciation expense                           118,072           101,636            87,638
    Disposal of property                           (24,795)           (2,626)           (2,152)
    Property held for disposition                  (21,027)          (17,724)           (2,412)
    Disposition of and write-off of fully
      depreciated property                         (12,729)           (5,824)          (11,347)
                                               -----------       -----------       -----------
  Balance at end of year                       $   375,761       $   316,240       $   240,778
                                               ===========       ===========       ===========

    The aggregate cost for federal income tax purposes of real estate as of December 31, 2000, was $4,199,013.

    SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SPIEKER PROPERTIES, INC. and SPIEKER
                                   PROPERTIES, L.P.
                                  (Registrant)

    Dated: March 23, 2001          /s/ Warren E. Spieker, Jr.
                                   ---------------------------------------------
                                   Warren E. Spieker, Jr.
                                   Chairman of the Board



    Dated: March 23, 2001          /s/ Dennis E. Singleton
                                   ---------------------------------------------
                                   Dennis E. Singleton
                                   Vice Chairman of the Board


    Dated: March 23, 2001          /s/ John K. French
                                   ---------------------------------------------
                                   John K. French
                                   Vice Chairman of the Board


    Dated: March 23, 2001          /s/ John A. Foster
                                   ---------------------------------------------
                                   John A. Foster
                                   Co-Chief Executive Officer



    Dated: March 23, 2001          /s/ Craig G. Vought
                                   ---------------------------------------------
                                   Craig G. Vought
                                   Co-Chief Executive Officer



    Dated: March 23, 2001          /s/ Stuart A. Rothstein
                                   ---------------------------------------------
                                   Stuart A. Rothstein
                                   Chief Financial Officer



    Dated: March 23, 2001          /s/ Harold M. Messmer
                                   ---------------------------------------------
                                   Harold M. Messmer
                                   Director



    Dated: March 23, 2001          /s/ Cary D. Anderson
                                   ---------------------------------------------
                                   Cary D. Anderson
                                   Vice President and Principal Accounting
                                   Officer

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Menlo Park, California on the 23rd day of March, 2001.

                           SPIEKER PROPERTIES, INC. and SPIEKER PROPERTIES, L.P.



                           By: /s/ Cary D. Anderson
                              --------------------------------------------------
                               Cary D. Anderson
                               Vice President and Principal Accounting Officer

                                 EXHIBIT INDEX

          ======================================================================

3.1      Articles of Incorporation of Spieker Properties, Inc. (1)

3.1A Articles of Amendment of Spieker Properties, Inc. (incorporated by reference to Exhibit 3.1A to Spieker Properties, Inc.'s Report on Form 10-K for the year ended December 31, 1996)

3.2 Amended and Restated Bylaws of Spieker Properties, Inc., amended and reinstated through March 8, 2000 (incorporated by reference to Exhibit
         3.2 to Spieker Properties, Inc.'s Report on Form 10-K for the year ended December 31, 1999)

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

3.6 Articles Supplementary of Spieker Properties, Inc. for the Class C Common Stock (2)

3.7 Articles Supplementary of Spieker Properties, Inc. for the Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to Spieker Properties, Inc.'s Report on Form 10-Q for the quarter ended September 30, 1997)

3.8 Articles Supplementary of Spieker Properties, Inc. for the Series D Preferred Stock (incorporated by reference to Exhibit 3.8 to Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998)

3.9 Articles Supplementary of Spieker Properties, Inc. for the Series E Preferred Stock (incorporated by reference to Exhibit 3.1 to Spieker Properties, Inc.'s Report on Form 8-K dated June 4, 1998)

3.10 Rights agreement, which includes as Exhibit A the Form of Rights Certificate and Election to Exercise and as Exhibit B the Form of Articles Supplementary (incorporated by reference to Exhibit 4 to Spieker Properties, Inc.'s Report on Form 8-K dated September 22, 1998)

4.1      Agreement pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K (1)

4.2      Intentionally omitted

4.3 Series A Preferred Stock Purchase Agreement, (incorporated by reference to Exhibit 4.1 to Spieker Properties, Inc.'s Form 10-Q Report for the quarter ended March 31, 1994)

4.4 Investor Rights Agreement relating to Series A Preferred Stock (incorporated by reference to Exhibit 4.3 to Spieker Properties, Inc.'s Form 10-Q Report for the quarter ended March 31, 1994)

4.5 Indenture dated as December 6, 1995, among Spieker Properties, L.P., Spieker Properties, Inc. and State Bank and Trust, as Trustee (2)

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

4.13     Investor's Rights Agreement relating to Class C Common Stock (2)


--------
*Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to our Registration Statement on Form S-11 (Registration No. 33-67906), which became effective November 10, 1993.

(2) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 1995.

4.14 Fifth Supplemental Indenture relating to the Medium Term Note Program and Forms of Medium Term Notes (incorporated by reference to Exhibit
         4.1 to Spieker Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

4.15 Sixth Supplemental Indenture relating to the 7 1/8% Notes Due 2006 (incorporated by reference to Exhibit 4.1 of Spieker Properties, Inc.'s Current Report on Form 8-K filed with the Commission on December 19,
         1996)

4.16 Seventh Supplemental Indenture relating to the 7 7/8% Notes Due 2016 (incorporated by reference to Exhibit 4.2 of Spieker Properties, Inc.'s Current Report on Form 8-K filed with the Commission on December 19,
         1996)

4.17 Eighth Supplemental Indenture relating to the 7.125% Notes Due 2009 (incorporated by reference to Exhibit 4.9 of Spieker Properties, Inc.'s Registration statement on Form S-3 (File No. 333-35997))

4.18 Ninth Supplemental Indenture relating to the 7.50% Debentures Due 2027 (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s Report on Form 10-Q for the quarter ended September 30, 1997)

4.19 Tenth Supplemental Indenture relating to the 7.35% Debentures Due 2017 (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s Current Report on Form 8-K dated January 30, 1998)

4.20 Eleventh Supplemental Indenture relating to the 6.75% Notes Due 2008 (incorporated by reference to Exhibit 4.2 Spieker Properties, Inc.'s Current Report on Form 8-K dated January 30, 1998)

4.21 Twelfth Supplemental Indenture relating to the 6.875% Notes Due 2006 (incorporated by reference to Exhibit 4.3 Spieker Properties, Inc.'s Current Report on Form 8-K dated January 30, 1998)

4.22 Thirteenth Supplemental Indenture relating to the 7% Notes Due 2007 (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s Current Report on Form 8-K dated January 30, 1998)

4.23 Fourteenth Supplemental Indenture relating to the 6.88% Notes due 2007 (incorporated by reference to Exhibit 4.15 to Spieker Properties, Inc.'s Registration Statement on Form S-3 (File No. 333-51269))

4.24 Fifteenth Supplemental Indenture relating to the 6.8% Notes Due 2004 and the 7.25% Notes due 2009 (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s Current report on Form 8-K dated May 11,
         1999)

4.25 Sixteenth Supplemental Indenture relating to the 7.65% Notes Due December 15, 2010, including a specimen of such Note

10.1 Second Amendment and Restated Agreement of Limited Partnership of Spieker Properties, L.P. (incorporated by reference to Exhibit 10.1 Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997)

10.2 First Amendment to Second Amended and Restated Agreement of Limited Partnership of Spieker Properties, L.P. (incorporated by reference to
         Exhibit 10.2 Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997)

10.3 First Amended and Restated Credit Agreement among Spieker Properties, L.P., as borrower, Wells Fargo Bank, as Agent, Morgan Guaranty Trust Company of New York, as Documentation Agent, and the lenders named therein, dated as of November 14, 2000

10.4     Intentionally omitted

10.5*    Form of Spieker Merit Plan (1)

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


--------------
(2) Incorporated by reference to the identically numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 1995.

10.10 Form of Excluded Property Agreement between the Operating Partnership and certain of the Senior Officers (incorporated by reference to Exhibit 10.36 to Spieker Properties, Inc.'s Registration Statement on Form S-11 (File No. 33-67906))

10.11* Amended and Restated Spieker Properties, Inc. 1993 Directors' Stock Option Plan (incorporated by reference to Exhibit 4.2 to Spieker Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

10.12 Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Spieker Properties, L.P. (incorporated by reference to
         Exhibit 3.1 to Spieker Properties, L.P.'s Report on Form 10-Q/A for the quarterly period ended June 30, 1998)

10.13 Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Spieker Properties, L.P. (incorporated by reference to
         Exhibit 10.13 to Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998)

10.14 Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Spieker Properties, L.P.

10.15* Spieker Properties, Inc. Special Severance Policy effective August 7, 1998, as amended September 6, 2000, December 6, 2000, and February 22, 2001

21.1 List of Subsidiaries of Spieker Properties, Inc. (incorporated by reference to Exhibit 21.1 to Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997)

23.1     Consent of Independent Public Accountants (filed herewith)


---------------
* Indicates management contract or compensatory plan or arrangement.