Form 10-Q
period 2001-03-31
SPIEKER PROPERTIES L P
filed 2001-05-15
CIK 1002575

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       COMMISSION FILE NUMBER 33-98372-01


                            SPIEKER PROPERTIES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 CALIFORNIA                                  94-3188774
--------------------------------------------          --------------------------
       (State or other jurisdiction of                      (IRS Employer
       incorporation or organization)                     Identification No.)


   2180 SAND HILL ROAD, MENLO PARK, CA                          94025
-----------------------------------------                  --------------
 (Address of principal executive offices)                     (Zip code)


                                 (650) 854-5600
                               ------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X.  No   .
                                        ---     ---

Page 1 of 22
Exhibit Index is located on Page 21.

                            SPIEKER PROPERTIES, L.P.

              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                                       Page No.
PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements (unaudited)..........................................      3

           Consolidated Balance Sheets as of March 31, 2001, and December 31, 2000...      4
           Consolidated Statements of Operations for the Three months ended
             March 31, 2001 and 2000.................................................      6
           Consolidated Statement of Partners' Capital for the Three months ended
             March 31, 2001..........................................................      7
           Consolidated Statements of Cash Flows for the Three months ended
             March 31, 2001 and 2000.................................................      8
           Notes to Consolidated Financial Statements................................      9

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.....................................................     14

   Item 3. Quantitative and Qualitative Disclosures About Market Risk................     21


PART II.   OTHER INFORMATION

   Item 5. Other Information.........................................................     21
   Item 6. Exhibits and Reports on Form 8-K..........................................     21
   Signatures........................................................................     22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


Attached are the following unaudited consolidated financial statements of Spieker Properties, L.P.:

     (i)    Consolidated Balance Sheets as of March 31, 2001, and December 31,
            2000

     (ii) Consolidated Statements of Operations for the Three months ended March 31, 2001 and 2000

     (iii) Consolidated Statement of Partners' Capital for the Three months ended March 31, 2001

     (iv) Consolidated Statements of Cash Flows for the Three months ended March 31, 2001 and 2000

     (v)    Notes to Consolidated Financial Statements

The financial statements referred to above should be read together with the Annual Report on Form 10-K for the year ended December 31, 2000.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001, AND DECEMBER 31, 2000
                        (unaudited, dollars in thousands)

                                     ASSETS


                                                                        March 31,        December 31,
                                                                          2001              2000
                                                                       -----------       -----------
INVESTMENTS IN REAL ESTATE:
  Land, land improvements and leasehold interests                      $   860,637       $   856,819
  Buildings and improvements                                             3,355,572         3,329,281
  Construction in progress                                                 285,646           245,578
                                                                       -----------       -----------
                                                                         4,501,855         4,431,678
  Less - accumulated depreciation                                         (400,951)         (375,761)
                                                                       -----------       -----------
                                                                         4,100,904         4,055,917
  Land held for investment                                                  72,357            66,251
  Investment in mortgages                                                    6,129             8,827
  Properties held for disposition, net                                     174,973           197,602
                                                                       -----------       -----------

     Net investments in real estate                                      4,354,363         4,328,597

CASH AND CASH EQUIVALENTS                                                   37,034            13,020

ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts of
  $1,790 as of March 31, 2001, and $1,657 as of December 31, 2000           10,174            11,311

DEFERRED RENT RECEIVABLE                                                    41,245            36,008

RECEIVABLE FROM AFFILIATES                                                       6               327

DEFERRED FINANCING AND LEASING COSTS, net of accumulated
  amortization of $28,593 as of March 31, 2001, and $27,776 as
  of December 31, 2000                                                      73,930            74,234

FURNITURE, FIXTURES AND EQUIPMENT, net of accumulated
  depreciation of $3,695 as of March 31, 2001, and $3,624 as
  of December 31, 2000                                                       5,995             5,899

PREPAID EXPENSES, DEPOSITS ON PROPERTIES AND OTHER
  ASSETS                                                                    73,941            40,949

INVESTMENT IN AFFILIATES                                                    18,098            17,943
                                                                       -----------       -----------

                                                                       $ 4,614,786       $ 4,528,288
                                                                       ===========       ===========


                 The accompanying notes are an integral part of
                         these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001, AND DECEMBER 31, 2000
                        (unaudited, dollars in thousands)

                        LIABILITIES AND PARTNERS' CAPITAL


                                                                   March 31,      December 31,
                                                                     2001            2000
                                                                  ----------      ----------
DEBT:
  Unsecured notes                                                 $1,936,500      $1,936,500
  Short-term borrowings                                               94,632          61,619
  Mortgage loans                                                      51,785          56,738
                                                                  ----------      ----------
     Total debt                                                    2,082,917       2,054,857

ASSESSMENT BONDS PAYABLE                                               6,717           6,875
ACCOUNTS PAYABLE                                                       7,060           8,575
ACCRUED REAL ESTATE TAXES                                             13,245           3,106
ACCRUED INTEREST                                                      45,196          29,088
UNEARNED RENTAL INCOME                                                33,422          33,156
DIVIDENDS AND DISTRIBUTIONS PAYABLE                                   55,178          54,195
OTHER ACCRUED EXPENSES AND LIABILITIES                               104,461         114,231
                                                                  ----------      ----------
        Total liabilities                                          2,348,196       2,304,083
                                                                  ----------      ----------

PARTNERS' CAPITAL:
  General Partner, $381,250 preferred liquidation preference       1,977,987       1,940,057
  Limited Partners, $75,000 preferred liquidation preference         288,603         284,148
                                                                  ----------      ----------
        Total Partners' capital                                    2,266,590       2,224,205
                                                                  ----------      ----------

                                                                  $4,614,786      $4,528,288
                                                                  ==========      ==========


                 The accompanying notes are an integral part of
                         these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
           (unaudited, dollars in thousands, except per unit amounts)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                            -------------------------
                                                                               2001            2000
                                                                            ---------       ---------
REVENUES:
  Rental revenues                                                           $ 207,326       $ 167,413
  Interest and other income                                                     3,072           2,099
                                                                            ---------       ---------
                                                                              210,398         169,512
                                                                            ---------       ---------
OPERATING EXPENSES:
  Rental expenses                                                              41,868          35,510
  Real estate taxes                                                            12,889          12,497
  Interest expense, including amortization of deferred financing costs         34,141          31,263
  Depreciation and amortization                                                34,190          30,416
  General and administrative expenses                                           7,639           6,569
                                                                            ---------       ---------
                                                                              130,727         116,255
                                                                            ---------       ---------
   Income from operations before disposition of real estate                    79,671          53,257

GAIN ON DISPOSITION OF REAL ESTATE                                             20,516          22,209
                                                                            ---------       ---------

   Net income                                                                 100,187          75,466

   Preferred Operating Partnership Unit distributions                          (1,441)         (1,441)

PREFERRED DIVIDENDS:
   Series A Preferred Stock                                                      (854)           (854)
   Series B Preferred Stock                                                    (2,510)         (2,510)
   Series C Preferred Stock                                                    (2,953)         (2,953)
   Series E Preferred Stock                                                    (2,000)         (2,000)
                                                                            ---------       ---------
   Net income available to General and Limited Partners                     $  90,429       $  65,708
                                                                            =========       =========

General Partner                                                             $  79,754       $  57,807
Limited Partners                                                               10,675           7,901
                                                                            ---------       ---------
   Total                                                                    $  90,429       $  65,708
                                                                            =========       =========

NET INCOME PER COMMON OPERATING PARTNERSHIP UNIT:
   Basic                                                                    $    1.21       $    0.89
                                                                            =========       =========
   Diluted                                                                  $    1.17       $    0.87
                                                                            =========       =========

DISTRIBUTIONS PER COMMON OPERATING PARTNERSHIP UNIT:
   General Partner                                                          $    0.70       $    0.70
                                                                            =========       =========
   Limited Partners                                                         $    0.70       $    0.70
                                                                            =========       =========


                 The accompanying notes are an integral part of
                         these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                        (unaudited, dollars in thousands)


                                                 General       Limited
                                                 Partner       Partner        General       Limited
                                                  Units         Units         Partner       Partners         Total
                                               ----------    ----------     -----------     ---------     -----------
BALANCE AT DECEMBER 31, 2000                   65,782,599     8,826,153     $ 1,940,057     $ 284,148     $ 2,224,205
 Conversion of Limited Partner units to
   General Partner units                              908          (908)             21           (21)             --
 Restricted Stock grant                            89,639            --           4,499            --           4,499
 Restricted Stock grant - deferred
   compensation                                        --            --          (4,499)           --          (4,499)
 Exercise of Stock options                         97,881            --           3,078            --           3,078
 Deferred Compensation amortization                    --            --           1,236            --           1,236
 Allocation of Operating Partnership
   interests                                           --            --              21           (21)             --
 Partner Common and Preferred distributions            --            --         (54,497)       (7,619)        (62,116)
 Net income                                            --            --          88,071        12,116         100,187
                                               ----------    ----------     -----------     ---------     -----------

BALANCE AT MARCH 31, 2001                      65,971,027     8,825,245     $ 1,977,987     $ 288,603     $ 2,266,590
                                               ==========    ==========     ===========     =========     ===========


                 The accompanying notes are an integral part of
                         these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                        (unaudited, dollars in thousands)


                                                                      Three Months Ended
                                                                           March 31,
                                                                   -------------------------
                                                                     2001            2000
                                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $ 100,187       $  75,466
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                       34,190          30,416
  Amortization of deferred financing costs                               746             544
  (Income) loss from affiliate                                          (155)             24
  Non-cash compensation                                                1,236             910
  Gain on disposition of real estate                                 (20,516)        (22,209)
  Increase in accounts receivable and other assets                      (491)         (4,168)
  Decrease (increase) in receivable from affiliates                      321             (13)
  Decrease in assessment bonds payable                                  (175)           (214)
  (Decrease) increase in accounts payable and other accrued
   expenses and liabilities                                          (17,201)         (3,998)
  Increase in accrued real estate taxes                               10,139          11,303
  Increase in accrued interest                                        16,094           8,354
                                                                   ---------       ---------
     Net cash provided by operating activities                       124,375          96,415
                                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to properties                                            (75,092)       (128,629)
  Proceeds from disposition of properties                             42,697          44,584
  (Additions) reductions to deposits on properties, net              (36,382)         31,573
  Proceeds from investment in mortgages                                2,698           2,621
  Additions to leasing costs                                          (4,188)         (6,408)
                                                                   ---------       ---------
     Net cash used for investing activities                          (70,267)        (56,259)
                                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt                                                  68,013          30,000
  Payments on debt                                                   (39,956)        (24,091)
  Payments of financing fees                                             (96)             --
  Payments of dividends and distributions                            (61,133)        (53,995)
  Capital contributions -- stock options exercised                     3,078           2,391
                                                                   ---------       ---------
     Net cash used for financing activities                          (30,094)        (45,695)
                                                                   ---------       ---------

     Net increase (decrease) in cash and cash equivalents             24,014          (5,539)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      13,020          17,114
                                                                   ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  37,034       $  11,575
                                                                   =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURE
  Cash paid for interest, net of amounts capitalized               $  17,273       $  22,350
                                                                   =========       =========


                 The accompanying notes are an integral part of
                         these consolidated statements.

                            SPIEKER PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                        (unaudited, dollars in thousands)



1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

As used herein, the terms "we", "us", "our", or the "Company" refer collectively to Spieker Properties, Inc., Spieker Properties, L.P. (the "Operating Partnership"), and consolidated entities. Information contained herein referring to matters such as stock options, tax and REIT status and Funds from Operations pertains to Spieker Properties, Inc. This information has been provided for reference, as substantially all of the business activities of Spieker Properties, Inc. are conducted through the Operating Partnership and presentation of these items more fairly presents the operations of the consolidated entities. As of March 31, 2001, Spieker Properties, Inc. owned an approximate 88.2% general and limited partnership interest in the Operating Partnership.

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

Pending Merger With Equity Office Properties

On February 22, 2001, Equity Office Properties Trust, a Maryland Corporation, EOP Operating Limited Partnership, a Delaware limited partnership of which Equity Office is the sole general partner, the Company and the Operating Partnership entered into an Agreement and Plan of Merger. The merger agreement provides for the merger of the Company with and into Equity Office and for the merger of the Operating Partnership with and into EOP Partnership.

In the merger of the Company with and into Equity Office, holders of the Company's Common Stock will receive $13.50 in cash and 1.49586 Equity Office Common Shares for each share of the Company's Common Stock. Cash will be paid instead of the issuance of fractional shares. The exchange ratio is not subject to change and there is no "collar" or minimum trading price for the shares of the Company's Common Stock or the Equity Office Common Shares. The merger is subject to the approval of the stockholders of the Company and those of Equity Office.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

Our consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as of March 31, 2001, and December 31, 2000, and its consolidated results of operations and cash flows for the three months ended March 31, 2001 and 2000. Our investment in Spieker Northwest, Inc., an unconsolidated Preferred Stock subsidiary of the Company, and our investment in Spieker Griffin/W9 Associates, LLC, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Interim Financial Information

The consolidated financial statements as of and for the three months ended March 31, 2001 and 2000, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, in management's opinion, include all adjustments necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to SEC rules or regulations; however, we believe that adequate disclosures have been made.

The interim results for the three months ended March 31, 2001 and 2000, are not necessarily indicative of results for the full year. We suggest that these financial statements be read together with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

Land Held for Investment

Construction costs related to land parcels that are either held for investment or are in the design and approval process as of March 31, 2001, were approximately $24,100, and are recorded in construction in progress.

Net Income Per Unit

Net income per unit are as follows:

                                                          Three Months Ended
                                                               March 31,
                                                         2001           2000
                                                      -----------    -----------
Net income available to General
  and Limited Partners -- basic                       $    90,429    $    65,708
Series A Preferred dividends                                  853            853
                                                      -----------    -----------
Net income available to General
  and Limited Partners -- diluted                     $    91,282    $    66,561
                                                      ===========    ===========

Weighted average units:
  Basic                                                74,762,706     73,964,372
  Stock Options                                         1,954,191        957,075
  Series A Preferred Shares                             1,219,512      1,219,512
                                                      -----------    -----------
  Diluted                                              77,936,409     76,140,959
                                                      ===========    ===========
Net income per common operating partnership unit:
  Basic                                               $      1.21    $      0.89
                                                      ===========    ===========
  Diluted                                             $      l.17    $      0.87
                                                      ===========    ===========

Per unit amounts are computed using the weighted average units outstanding during the period. Additionally, earnings used in the calculation are reduced by dividends owed to preferred unit holders. The diluted weighted average units outstanding include the dilutive effect of outstanding stock options, using the Treasury Stock method, and Series A Preferred Stock. Series A Preferred Stock was dilutive during the three months ended March 31, 2001 and 2000.

Reclassifications

Certain items in the 2000 financial statements have been reclassified to conform to the 2001 presentation with no effect on results of operations.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which establishes new standards for reporting derivative and hedging information. SFAS 133 requires that all derivatives be recognized as either assets or liabilities, at fair value, in the balance sheet. Derivatives that are not hedges must be adjusted to fair value through current earnings. Gains and losses on any derivative designated as part of a hedge transaction will either offset the income statement effect of the change in fair value of the hedged item, or be recognized in other comprehensive income, depending on the nature of the hedge. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. We adopted SFAS 133 as of January 1, 2001. The effect of adopting SFAS 133 was not material to the consolidated financial statements.

3.  ACQUISITIONS AND DISPOSITIONS

Acquisitions

There were no property acquisitions during the three months ended March 31, 2001. However, we acquired two parcels of land for development at an initial cost of $8,596. During the three months ended March 31, 2000, we acquired two office properties totaling 334,625 square feet at an initial cost of $75,530. In addition, we acquired an asset to be redeveloped in Southern California at an initial cost of $11,500.

Dispositions

We disposed of the following properties during the three months ended March 31, 2001:

                                                                                      Total
                                                            Property   Month        Rentable
Property Name               Region - Location                Type(1)  Of Sale      Square Feet
--------------------------  ------------------------------- --------  --------     -----------
Key Financial Center        Pacific Northwest - Boise, ID      O      February       88,562
Swan Island                 Pacific Northwest - Portland, OR   I      February       85,876
Ryan Ranch Office Center A  Silicon Valley - Monterey, CA      O      February       22,154
Ryan Ranch Office Center B  Silicon Valley - Monterey, CA      O      February       22,333
Ryan Ranch Office Center C  Silicon Valley - Monterey, CA      O      February       17,310
Ryan Ranch Office Phase II  Silicon Valley - Monterey, CA      O      February       25,700
Ryan  Ranch  Office  Phase  Silicon Valley - Monterey, CA      O      February       24,548
Ryan Ranch Oaks I           Silicon Valley - Monterey, CA      O      February       35,276
Ryan Ranch Oaks II          Silicon Valley - Monterey, CA      L      February           --(2)
                                                                                    -------
                                                         TOTAL SQUARE FEET          321,759
                                                                                    =======

(1)  I- Industrial; L- Land; O- Office
(2)  Represents sale of approximately 5.1 acres.

Cash proceeds, net of closing costs, received from these dispositions were $42,697. These proceeds were used to fund our existing development pipeline. Gain recognized on disposition of real estate was $20,516 for the three months ended March 31, 2001.

During the three months ended March 31, 2000, we disposed of four industrial properties and two land parcels for net proceeds of $44,584. Gain recognized on disposition of real estate was $22,209 for the three months ended March 31, 2000.


4. TRANSACTIONS WITH AFFILIATES

Revenues and Expenses

We received $138 for the three months ended March 31, 2001, and $313 for the three months ended March 31, 2000, for management services provided to certain properties that are controlled and operated by either Spieker Northwest, Inc., or SNI, Spieker Griffin/W9 Associates, LLC, or Spieker Partners. Certain of our officers are partners in Spieker Partners.

Receivable From Affiliates

The $6 receivable from affiliates at March 31, 2001, and the $327 at December 31, 2000, represent management fees and reimbursements due from SNI, Spieker Griffin/W9 Associates, LLC, and Spieker Partners.

Investments in Mortgages

Investments in mortgages of $6,129 at March 31, 2001, and $8,827 at December 31, 2000, are loans to SNI. The loans are secured by deeds of trust on real property, bear interest at 8.5% to 9.5%, and mature in 2012. Interest income on the notes of $152 for the three months ended March 31, 2001, and $342 for 2000 is included in interest and other income. During the quarter ended March 31, 2001, one loan of $2,698 was repaid by SNI.

Investments in Affiliates

The investments in affiliates include an investment in SNI. We own 95% of the non-voting Preferred Stock of SNI. Certain senior officers and one former officer of ours own 100% of the voting stock of SNI. At March 31, 2001, SNI owned 85,114 square feet of office and industrial property located in California. In addition to property ownership, SNI provides property management services to certain properties owned by Spieker Partners.

Additionally, investments in affiliates include the 50.0% common interest in Spieker Griffin/W9 Associates, LLC. During 2000, our 37.5% preferred interest in Spieker Griffin/W9 Associates, LLC was converted to common interest. Spieker Griffin/W9 Associates, LLC owns a 535,000 square foot office complex, located in Orange County, California, which we manage.


5. PROPERTIES HELD FOR DISPOSITION

We continue to review our portfolio and our long-term strategy for properties. Over time we will dispose of assets that do not have a strategic fit in the portfolio. Included in the value of the properties are all costs associated with acquiring the property, any construction in progress, less any direct assessments and the accumulated depreciation. Properties held for disposition are stated at lower of cost or estimated fair value less costs to sell.

Included in properties held for disposition of $174,973 at March 31, 2001, are 28 properties representing 5,935,267 square feet of industrial property and six land parcels representing 17.2 acres. Eighteen industrial properties and one land parcel are located in the Pacific Northwest. Ten industrial properties and five land parcels are located in Northern California.

The following summarizes the condensed results of operations for the properties held for disposition at March 31, 2001, for the three months ended March 31, 2001 and 2000.

                                                    2001          2000
                                                  -------        -------
       Rental Revenues                            $ 7,536        $ 6,894
       Property Operating Expenses(1)              (1,312)        (1,174)
                                                  -------        -------
           Net Operating Income                     6,224          5,720
                                                  -------        -------
       Depreciation and Amortization                 (191)        (1,586)
       Interest                                      (107)          (104)
                                                  -------        -------
           Adjusted Net Operating Income          $ 5,926        $ 4,030
                                                  =======        =======


(1) Property Operating Expenses include property related rental expenses and real estate taxes.

6. DEBT

                                                                                 MARCH 31,     DECEMBER 31,
                                                                                   2001            2000
                                                                                ----------      ----------
       Unsecured investment grade notes, fixed interest rates varying from
          6.75% to 8.00%, payable semi-annually, due from 2001 to 2027          $1,936,500      $1,936,500
       Short-term borrowings, variable interest rates ranging from LIBOR
          plus 0.70% to LIBOR plus 3.50%, due 2003                                  94,632          61,619
       Mortgage loans, fixed interest rates varying from 7.00% to 9.88%,
          due 2001 to 2013.(1)                                                      51,785          56,738
                                                                                ----------      ----------
                                                                                $2,082,917      $2,054,857
                                                                                ==========      ==========

(1)  Mortgage loans generally require monthly principal and interest payments.


Short-term borrowings include a $400,000 unsecured credit facility, which matures in November 2003, with an option to extend for one year at our election. The credit facility carries interest at the London Interbank Offering Rate, referred to as LIBOR, plus 0.70%. The one-month LIBOR at March 31, 2001, was 5.08%. The credit facility also includes an annual administrative fee of $50 and an annual facility fee of 0.20%. As of March 31, 2001, we had no amounts outstanding under the credit facility. During 2000, the credit facility replaced the previous $250,000 unsecured credit facility, which carried interest at LIBOR plus 0.80%.

As of March 31, 2001, the short-term borrowings also include a $100,000 secured development facility (including revolving commitments of $91,000 and $9,000) which matures in April 2003. The development facility carries interest at LIBOR plus 1.25% for $91,000 of the commitment and LIBOR plus 3.50% for the remaining $9,000 of the commitment. It also includes an annual administrative fee of $35 and an unused facility fee of 0.25%. As of March 31, 2001, the amount drawn on the development facility was $87,078 of the $91,000 commitment and $7,554 of the $9,000 commitment.

The facilities are subject to financial covenants concerning leverage, interest coverage and certain other ratios. We are currently in compliance with all of the covenants on both facilities.

In December 2000, we issued $200,000 of investment grade rated unsecured notes at 7.65% due December 15, 2010, priced to yield 7.66%. Net proceeds of approximately $198,200 were used to pay off $100,000 of unsecured notes which matured in December 2000, to pay down the unsecured credit facility, and to fund development activity.

Our unsecured investment grade notes are subject to financial covenants concerning leverage, interest coverage and certain other ratios. We are currently in compliance with all of the covenants in the unsecured note agreements governing this indebtedness.

We capitalized interest of $4,823 for the three months ended March 31, 2001, and $5,389 for the three months ended March 31, 2000.


7. PARTNERS' DISTRIBUTIONS PAYABLE

The distributions payable at March 31, 2001, and December 31, 2000, represent amounts payable to the partners of record. The unit holders of record are as follows:

                                         March 31, 2001    December 31, 2000
                                         --------------    -----------------
Units and Shares:
     General Partner units                65,971,027         65,782,599
     Limited Partner units                 8,825,245          8,826,153
     Series A Preferred shares (1)         1,000,000          1,000,000
     Series B Preferred shares             4,250,000          4,250,000
     Series C Preferred shares             6,000,000          6,000,000
     Series D Preferred units              1,500,000          1,500,000
     Series E Preferred shares             4,000,000          4,000,000

(1) Called for redemption on April 16, 2001, and convertible into Common Stock prior to that date.


8. RESTRICTED STOCK

Effective June 9, 1999, the Board of Directors passed a resolution authorizing the issuance of up to 3,164,935 restricted shares of our common stock pursuant to restricted stock agreements, and immediately issued 201,610 of the newly authorized shares in exchange for previously outstanding unvested restricted shares granted in 1997, 1998 and 1999 under the Stock Incentive Plan. As of March 31, 2001, a total of 392,845 restricted shares have been issued.


9. SEGMENT INFORMATION

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

Significant information for the reportable segments for the three months ended March 31, 2001 and 2000, is as follows:

                                    Pacific  East Bay/  Peninsula/   Silicon  Southern
                                   Northwest Sacramento  North Bay   Valley   California    Total
                                   --------- ---------- ----------   -------  -----------  --------
2001 Rental Revenues                $40,629    $29,747    $28,432    $53,539    $54,979    $207,326
2000 Rental Revenues                 33,134     28,281     19,525     39,247     47,226     167,413

2001 Net Operating Income(1)         28,647     21,369     21,099     44,173     37,281     152,569
2000 Net Operating Income(1)         23,345     20,687     13,293     31,156     30,925     119,406

2001 Additions to Properties             --         --         --         --         --          --
2001 Reductions to Properties(2)      6,357         --         --     15,730         --      22,087


(1) Net operating income for the properties is calculated by subtracting property related rental expenses and real estate taxes from rental revenues on the accompanying consolidated statements of operations.

(2) See Note 3 to the consolidated financial statements for the related square footage by region of the reductions to properties.


10. SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

                                                                       Three Months Ended
                                                                             March 31,
                                                                       ------------------
                                                                        2001        2000
                                                                       ------      ------
Increase to land and assessment bonds payable                          $  128      $   34
Write-off of fully depreciated property                                 2,465       7,027
Write-off of fully depreciated furniture, fixtures and equipment          296         204
Write-off of fully amortized deferred financing and leasing costs       1,092         921
Restricted Stock grants, net of amortization                            3,263       2,019
Units issued in connection with property acquisitions                      --       8,638

11. SUBSEQUENT EVENT

We have an equity investment in Broadband Office, Inc., a facilities based provider of broadband data, video and voice communication services delivered over fiber optic networks. In May 2001, Broadband Office, Inc. filed for Chapter 11 bankruptcy protection. We had approximately $4,000 invested in Broadband Office, Inc. as of March 31, 2001.

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

PENDING MERGER WITH EQUITY OFFICE PROPERTIES

On February 22, 2001, Equity Office Properties Trust, a Maryland Corporation, EOP Operating Limited Partnership, a Delaware limited partnership of which Equity Office is the sole general partner, the Company and the Operating Partnership entered into an Agreement and Plan of Merger. The merger agreement provides for the merger of the Company with and into Equity Office and for the merger of the Operating Partnership with and into EOP Partnership.

In the merger of the Company with and into Equity Office, holders of the Company's Common Stock will receive $13.50 in cash and 1.49586 Equity Office Common Shares for each share of the Company's Common Stock. Cash will be paid instead of the issuance of fractional shares. The exchange ratio is not subject to change and there is no "collar" or minimum trading price for the shares of the Company's Common Stock or the Equity Office Common Shares. The merger is subject to the approval of the stockholders of the Company and those of Equity Office.

RESULTS OF OPERATIONS

The following comparison is of our consolidated operations for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000 (amounts in tables are presented in millions).

                                      THREE MONTHS ENDED MARCH 31,
                                 -------------------------------------
      Rental Revenues                                     CHANGE
      ---------------                                -----------------
                                  2001      2000       $           %
                                 ------    ------    -----        ----
        2000 Core Portfolio      $185.4    $154.1    $31.3        20.3%
        2000 Acquisitions          10.8       0.8     10.0      1250.0
        2001 Acquisitions            --        --       --          --
        Developments               10.0       2.0      8.0       400.0
        Dispositions                1.1      10.5     (9.4)      (89.5)
                                 ------    ------    -----      ------
                                 $207.3    $167.4    $39.9        23.8%
                                 ======    ======    =====      ======

      Occupancy Rate at Quarter End       97.4%      96.3%
      -----------------------------       =====      =====


For the quarter ended March 31, 2001, rental revenues increased by $39.9 million over the same period in 2000. $31.3 million, or 78.4%, of the rental revenue increase is due to revenues generated by the "2000 Core Portfolio", defined as properties owned at January 1, 2000, and still owned at March 31, 2001. Increases in the 2000 Core Portfolio rental revenues quarter over quarter were attributed to higher rollover rental rates realized on the re-leasing and renewal of second generation space and higher maintained occupancy levels. During the quarter, we completed 283 lease transactions for the re-lease and renewal of approximately 2.2 million square feet of second generation space. Rollover effective rent growth on these leases was, on average, 105.1% higher than the previous rents received on those same spaces. This effective rent growth is measured as the difference between average rents on new and renewed leases as compared to the expiring coupon rent on those same spaces. Also included in rental revenues for the 2000 Core Portfolio for the three months ended March 31, 2001, is $3.6 million of termination fees, up from $0.7 million for the same period in 2000. Lease terms on leases signed during the quarter were 79.2 months on a weighted average basis, as compared to 64.2 months in the same period of 2000.

During 2000, we acquired six office properties totaling 1.5 million square feet (the "2000 Acquisitions") for a total investment of $317.3 million. The 2000 Acquisitions contributed $10.0 million, or 25.1%, to the rental revenue increase over the same period last year. Because these properties were acquired at various dates throughout 2000, a full quarter's worth of revenue and expense may not be reflected in the three months ended March 31, 2000. As used herein, the term "total investment" represents the initial purchase price of acquisitions, plus projected costs of certain repositioning and rehab capital expenditures anticipated at the time of purchase.

The Developments include properties completed and added to our portfolio of stabilized properties, as well as properties currently in the development pipeline. The Developments contributed $8.0 million, or 20.1%, to the rental revenue increase over the same period last year which can be attributed to increases in the occupancies of these properties. Our development pipeline at March 31, 2001, consists of six office and one industrial properties totaling approximately 1.7 million square feet and represents an estimated total cost of $425.6 million. These developments in-process were 70.8% preleased at March 31, 2001. Five of the seven properties in the development pipeline, or 88.4% of the square footage under development, will begin to generate revenue during 2001. These properties will be completed and occupied at various dates throughout the year, and in varying incremental square feet, therefore a full 12 months of revenue may not be recognized on each property. Although certain properties in the development pipeline are shell complete and are partially occupied, they are not yet considered stabilized. We consider properties "stabilized" at the earlier of eighteen months after shell completion or when a 95.0% occupancy rate has been reached.

The increases in rental revenues are partially offset by a decrease of $9.4 million attributable to properties which we disposed of during the three months ended March 31, 2001, and the twelve months ended December 31, 2000 (the "Dispositions"). During the quarter we disposed of eight properties totaling 321,759 square feet and one land parcel. The Dispositions took place at various dates during the quarter, therefore a full quarter's worth of revenues and expenses may not be reflected during the quarter. Total net proceeds of $42.7 million and a book gain of $20.5 million were recognized on the disposition of these properties.

                                        THREE MONTHS ENDED MARCH 31,
                                   -------------------------------------
                                                            CHANGE
                                                       -----------------
                                    2001      2000       $           %
                                   ------    ------    -----        ----

        Interest and Other Income   $3.1      $2.1     $1.0        47.6%

For the quarter ended March 31, 2001, interest and other income increased $1.0 million, or 47.6%, over the same period in 2000. This increase resulted from higher third party management and construction fees along with interest earned in relation to higher average cash balances quarter over quarter. Average cash balances for the three month period ended March 31, 2001, were $35.2 million, and for 2000 were $20.9 million.


                                      THREE MONTHS ENDED MARCH 31,
                                 -------------------------------------
   Property Operating Expenses(1)                         CHANGE
   ------------------------------                    -----------------
                                  2001      2000       $           %
                                 ------    ------    -----        ----

        Rental Expenses          $ 41.9     $ 35.5    $ 6.4       18.0%
        Real Estate Taxes          12.9       12.5      0.4        3.2
                                 ------     ------    -----       ----
                                 $ 54.8     $ 48.0    $ 6.8       14.2%
                                 ======     ======    =====       ====

(1) Exclusive of depreciation and amortization which is shown separately below.

                                      THREE MONTHS ENDED MARCH 31,
                                 -------------------------------------
   Property Operating Expenses(1)                         CHANGE
   ------------------------------                    -----------------
                                  2001      2000       $         %
                                 ------    ------    -----     ----
        2000 Core Portfoli       $ 48.7    $ 44.7    $ 4.0       8.9%
        2000 Acquisitions           3.2       0.2      3.0    1500.0
        2001 Acquisitions            --        --       --        --
        Developments                2.5       0.8      1.7     212.5
        Dispositions                0.4       2.3     (1.9)    (82.6)
                                 ------    ------    -----      ----
                                 $ 54.8    $ 48.0    $ 6.8      14.2%
                                 ======    ======    =====      ====

        Property Operating Expenses
          as % of Rental Revenues        26.4%       28.7%
                                        ======     =======

(1) Exclusive of depreciation and amortization which is shown separately below.

The overall increase in rental expenses and real estate taxes (collectively referred to as "property operating expenses") is primarily a result of the higher weighting of the office properties in our portfolio, as well as higher compensation costs included in rental expenses. These increases are consistent with the increases in rental revenue.

Rental revenues net of property operating expenses, referred to as "net operating income," are presented in the following table:


                                      THREE MONTHS ENDED MARCH 31,
                                 -------------------------------------
      Net Operating Income                                CHANGE
      --------------------                           -----------------
                                  2001      2000       $          %
                                 ------    ------    -----       ----
        2000 Core Portfolio      $ 136.7    $ 109.4   $ 27.3       25.0%
        2000 Acquisitions            7.6        0.6      7.0     1166.7
        2001 Acquisitions             --         --       --         --
        Developments                 7.5        1.2      6.3      525.0
        Dispositions                 0.7        8.2     (7.5)   (91.5)
                                 -------    -------   ------     ----
                                 $ 152.5    $ 119.4   $ 33.1     27.7%
                                 =======    =======   ======     ====


For the quarter ended March 31, 2001, 82.5% of our net operating income was generated by office properties as compared with 77.1% for 2000.

                                              THREE MONTHS ENDED MARCH 31,
                                         -------------------------------------
      Other Expenses                                              CHANGE
      --------------                                         -----------------
                                         2001       2000       $        %
                                        ------     ------    -----     ----
        Interest Expense, including
        Amortization of Deferred
         Financing Costs                $ 34.1     $ 31.3    $  2.8      8.9%

        Capitalized Interest               4.8        5.4      (0.6)   (11.1)

        Depreciation and Amortization
         Expense                          34.2       30.4       3.8     12.5

        G & A Expenses                     7.6        6.6       1.0     15.2

        G & A Expenses as %
         of Rental Revenues                3.7%       3.9%

        Income from Operations before
         Disposition of Real Estate     $ 79.7     $ 53.3    $ 26.4     49.5%

Interest expense increased due to the net effect of interest expense incurred from an additional note offering in December 2000, a net increase from borrowings under our development facility and credit facility, and a decrease in interest capitalized in relation to the Developments we had in process during the three months March 31, 2001. The average outstanding debt for the three months ended March 31, 2001 and 2000, was $2.0 billion.

Depreciation and amortization expense increased by $ 3.8 million for the three month period ended March 31, 2001, compared with the same period in 2000, as a result of the 2000 Acquisitions and the Developments.

General and administrative expenses increased by $1.0 million for the three month period ended March 31, 2001, compared with the same period in 2000. This increase was primarily due to increases in salary expenses resulting from increased headcount, higher performance bonuses, as well as current wage pressures experienced on the West Coast. General and administrative expenses during 2001 have, however, remained relatively consistent with 2000 levels on a percentage of revenue basis.

The increase in income from operations before disposition of real estate of $26.4 million for the three month period ended March 31, 2001, is primarily due to rent increases in the 2000 Core Portfolio and the 2000 Acquisitions, as well as increased occupancies in our Development projects.


LIQUIDITY AND CAPITAL RESOURCES

                                                       THREE MONTHS ENDED MARCH 31,
                                                  -------------------------------------
                                                                            CHANGE
                                                                      -----------------
                                                   2001       2000       $         %
                                                  ------     ------    -----      ----
         Cash Provided by Operating Activities    $124.4     $96.4    $28.0       29.0%
         Cash Used for Investing Activities        (70.3)    (56.3)   (14.0)     (24.9)
         Cash Used for Financing Activities        (30.1)    (45.7)    15.6       34.1

The increase in cash provided by operating activities is due to increased net operating income resulting from the 2000 Core Portfolio, the 2000 Acquisitions, and the Developments, as well as increased accrued interest resulting from timing differences. Cash used for investing activities increased by $14.0 million for 2001, as a result of increased deferred exchange deposits from property sales, offset by a decrease in property additions in the first quarter for 2001. Cash used for financing activities decreased by $15.6 million for 2001, due to the net effect of increased borrowings on our unsecured credit and secured development facilities. During 2001, our financing activities consisted of a borrowing and subsequent repayment of $35.0 million on our credit facility, $33.0 million drawn on our development facility, and the repayment of $5.0 million in mortgage loans and principal payments. Additionally, payments of dividends and distributions increased by $7.1 million. This increase is due to a greater number of partnership units outstanding and a 14.8% increase in distributions paid during the quarter.

Our principal sources of funding for acquisitions, development, expansion and renovation of the properties and for debt maturities are cash flow provided by operations, unsecured and secured short-term borrowings, public and privately placed equity financing, public unsecured debt financing, the issuance of limited partnership units, proceeds from dispositions, and the assumption of secured debt on properties acquired. We believe that our liquidity and our ability to access capital and proceeds from disposition of non-strategic assets are adequate to continue to meet liquidity requirements for the foreseeable future.

At March 31, 2001, we had no material commitments for capital expenditures related to the renewal or re-leasing of space. We believe that the cash provided by operations and our facilities provide sufficient sources of liquidity to fund capital expenditure costs associated with the renewal or re-leasing of space.

In December 2000, we issued $200.0 million of investment grade rated unsecured notes at 7.65% due December 15, 2010, priced to yield 7.66%. Net proceeds of approximately $198.2 million were used to pay off $100.0 million of unsecured notes which matured in December 2000, to pay down the unsecured credit facility, and to fund development activity.

As of March 31, 2001, we had $1.9 billion of investment grade rated, unsecured debt securities outstanding. The debt securities have fixed interest rates that vary from 6.75% to 8.00%, and maturity dates that range from 2001 to 2027. We are currently in compliance with all of the covenants in the unsecured note agreements.

On November 14, 2000, we amended our $250.0 million unsecured credit facility. The amended facility, which matures in November 2003, increases our borrowing capacity to $400.0 million with an interest rate of LIBOR plus 0.70%. The previous facility carried interest at LIBOR plus 0.80%. The amended facility includes an annual administrative fee of $50.0 and an annual facility fee of 0.20%. At March 31, 2001, there was no outstanding balance under this facility.

We also maintain a $100.0 million secured development facility (consisting of revolving commitments of $91.0 million and $9.0 million) which matures in April 2003. The development facility carries interest at the LIBOR plus 1.25% for $91.0 million of the commitment and LIBOR plus 3.50% for the remaining $9.0 million of the commitment. It also includes an annual administrative fee of $35.0 and an unused facility fee of 0.25%. As of March 31, 2001, the amount drawn on the development facility was $87.1 million of the $91.0 million commitment and $7.5 million of the $9.0 million commitment.

The facilities are subject to financial covenants concerning leverage, interest coverage and certain other ratios. We are currently in compliance with all of the covenants on both facilities.

We also have $51.8 million of mortgages outstanding at March 31, 2001. The mortgages have interest rates varying from 7.00% to 9.88% and maturity dates from 2001 to 2013. The mortgages are secured by a first or second deed of trust on the related properties and generally require monthly principal and interest payments. We also have $6.7 million of assessment bonds outstanding as of March 31, 2001.

We have the capacity pursuant to shelf registration statements to issue up to approximately $663.8 million in equity securities and up to $213.5 million in debt securities.


FUNDS FROM OPERATIONS

The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income, computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In accordance with this NAREIT Bulletin, we restated the 1996 data to reflect the new NAREIT definition except that we eliminate straight-line rent from the calculation. In November 1999, NAREIT issued a National Policy Bulletin effective January 1, 2000, clarifying the definition of Funds from Operations to include all operating results, both recurring and non-recurring, except those defined as extraordinary under GAAP. We believe that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. We compute Funds from Operations in accordance with standards established by NAREIT except that we eliminate straight-line rent from the calculation, which may not be comparable to Funds from Operations reported by other REITs that interpret the current NAREIT definition differently than we do. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

The table below sets forth our calculation of Funds from Operations for the three months ended March 31, 2001, and 2000.

                       STATEMENT OF FUNDS FROM OPERATIONS
                             (amounts in thousands)

                                                                         Three Months Ended
                                                                      ------------------------
                                                                      March 31,      March 31,
                                                                         2001           2000
                                                                      ---------       --------
        Income from operations before disposition of real estate      $  79,671       $ 53,257
        Less:
          Dividends on Series B Preferred Stock                          (2,510)        (2,510)
          Dividends on Series C Preferred Stock                          (2,953)        (2,953)
          Dividends on Series E Preferred Stock                          (2,000)        (2,000)
          Distributions on Preferred Operating Partnership Units         (1,441)        (1,441)
                                                                      ---------       --------
          Income from Operations after preferred
           dividends and distributions                                   70,767         44,353
                                                                      ---------       --------
        Add:
          Depreciation and Amortization                                  33,797         30,064
          Other, net(1)                                                     581            422
                                                                      ---------       --------
           Funds from Operations before                                 105,145         74,839
                                                                      ---------       --------
         Straight-line rent
          Straight-line rent                                             (5,278)        (2,420)
                                                                      ---------       --------
           Funds from Operations                                      $  99,867       $ 72,419
                                                                      =========       ========

(1) Primarily includes our share of Funds from Operations from Spieker & Griffin/W9 Associates, LLC, an unconsolidated joint venture. Further discussion of this joint venture can be found under "Investments in Affiliates" in our notes to consolidated financial statements.

OTHER PROPERTY INFORMATION

The table below outlines our top 20 tenants as a % of total net rents, as of March 31, 2001, along with square footage occupied:

                                                            Square        % of
                                                             Feet         Total
                       Tenant Name(1)                      Occupied     Net Rents
                       --------------                      --------     ---------
         1  Brocade Communications Systems, Inc             302,555        1.7%
         2  Sony Computer Entertainment America, Inc.       244,408        1.4
         3  Verizon Wireless                                395,432        1.1
         4  TIBCO Software, Inc.                             96,675        1.0
         5  Franklin Templeton Investments                  276,324        1.0
         6  Applied Materials, Inc.                         443,468        0.9
         7  Xerox Corporation                               219,275        0.9
         8  The Capital Group Companies, Inc.               303,108        0.8
         9  Cisco Systems, Inc.                             231,040        0.7
        10  Gilead Sciences, Inc.                           202,437        0.7
        11  Sun Microsystems, Inc.                          111,523        0.7
        12  Countrywide Credit Industries, Inc.             248,783        0.7
        13  Centerpoint Broadband Technologies, Inc.         84,525        0.6
        14  Mentor Graphics Corporation                     208,433        0.6
        15  Siebel Systems Inc.                             422,725        0.6
        16  The Boeing Company                              242,948        0.5
        17  County of Santa Clara                           145,600        0.5
        18  GreenPoint Mortgage                             119,247        0.5
        19  Broadcom Corporation                             88,047        0.5
        20  Corio, Inc.                                      76,544        0.5
                                                          ---------       -----
                                                          4,463,097       15.9%
                                                          =========       =====

(1) Our top 50 tenants represent approximately 25.9% of our total net rents and occupy approximately 8.2 million square feet, or 21.8 % of our total occupied square footage.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information below summarizes our market risks associated with our fixed and variable rate debt outstanding as of March 31, 2001. The following table presents debt balances outstanding and related weighted average interest rates by year of maturity.

                             EXPECTED MATURITY DATE
                                  (in millions)

                            2001       2002         2003       2004       2005     THEREAFTER     TOTAL
                           ------     ------       -----      ------     ------    ----------    --------
Fixed Rate Debt(1)         $112.0     $110.0          --      $300.0     $254.5     $1,211.8     $1,988.3
Average Interest Rate        7.22%      6.95%         --        6.83%      7.51%        7.30%        7.23%
Variable Rate Debt(2)           --        --       $94.6          --         --           --     $   94.6
Average Interest Rate           --        --        7.56%         --         --           --         7.56%

(1)  Represents 95.5% of all debt outstanding.

(2)  Represents 4.5% of all debt outstanding.

The carrying amount of our debt approximates fair value. Our fixed and variable rate debt is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." At March 31, 2001, we had no interest rate caps or swaps.


PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

ENVIRONMENTAL MATTERS

Compliance with laws and regulations relating to the protection of the environment, including those regarding the discharge of materials into the environment, has not had any material effect upon our financial condition or results of operations. Refer to our Annual Report on Form 10-K for the year ended December 31, 2000, for a complete discussion of environmental matters to date at our properties. As of March 31, 2001, there have been no material developments on these cases.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) Exhibits

    (B) Reports on Form 8-K

        (i) We filed a current report on Form 8-K dated March 9, 2001, to report the Agreement and Plan of Merger dated February 22, 2001, between Spieker and Equity Office Properties.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SPIEKER PROPERTIES, L.P.
                                        (Registrant)




Dated: May 15, 2001                     /s/ Cary D. Anderson
                                        ------------------------------
                                        Cary D. Anderson
                                        Vice President and
                                        Principal Accounting Officer