Form 10-K/A
period 2000-12-31
SPIEKER PROPERTIES L P
filed 2001-06-06
CIK 1002575

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


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


As of December 31, 2000, we owned 37.7 million square feet of commercial real estate, which was 97.4% occupied. The portfolio mix consists of 24.9 million square feet of office property and 12.8 million square feet of industrial property. We acquired six office properties totaling 1.5 million square feet and completed the development of thirteen office properties totaling 1.9 million square feet and one industrial property totaling 0.1 million square feet. Further information relating to our acquisitions and completed developments can be found under "Investment-Activity" in this document. In the development pipeline at year-end, we had six office and one industrial properties totaling
1.7 million square feet, which were 69.0% preleased. Five of the seven properties in the development pipeline, or 88.4% of the square footage under development, will begin to generate revenue during 2001. These properties will be completed and occupied at various dates throughout the year, and in varying incremental square feet, therefore a full 12 months of revenue may not be recognized on each property.


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


At December 31, 2000, 22.3% of all leases in-place were scheduled to expire during 2001 and 68.0% of all leases in-place were scheduled to expire over the next four years. We expect to continue to capitalize on embedded rent growth, measured as the difference between existing in-place rents and current market rents, as these leases and future leases expire and as the spaces are either renewed or re-leased. There can be no assurances, however that as market conditions change rents in the future, that we will be able to realize all of the embedded rent growth.

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

RECENT DEVELOPMENTS


On February 23, 2001, Equity Office Properties Trust and Spieker Properties, Inc. ("Spieker") jointly announced that Equity Office, EOP Operating Limited Partnership, a Delaware limited partnership of which Equity Office is the sole general partner, Spieker and the Operating Partnership had entered into an Agreement and Plan of Merger, dated as of February 22, 2001. The merger agreement provides for the merger of Spieker with and into Equity Office and for the merger of the Operating Partnership with and into EOP Partnership.


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


The mergers are expected to be tax-free to Equity Office and Spieker. Spieker common stockholders will recognize income for federal income tax purposes only on the cash portion of the merger consideration. The mergers are subject to customary closing conditions, including the approval of the merger of Spieker with and into Equity Office by the common shareholders of Equity Office and the common stockholders of Spieker and the approval of the merger of Spieker with and into Equity Office and the merger of the Operating Partnership with and into EOP Partnership to the extent necessary, by the partners of EOP Partnership and of the Operating Partnership. In connection with the execution of the merger agreement, certain officers and directors of Spieker, controlling in the aggregate approximately 0.8% of the outstanding shares of Spieker Common Stock and approximately 5.6% of the outstanding Spieker limited partnership interests (other than preferred units), have agreed, among other things, to vote their shares of Spieker Common Stock and Spieker partnership interests to approve the mergers.


The parties anticipate that the mergers will close during the second quarter of 2001. Following the merger of Spieker with and into Equity Office, Warren E. Spieker, Jr., Chairman of the Board of Directors of Spieker, and Craig G. Vought and John A. Foster, the co-Chief Executive Officers of Spieker, will become trustees of Equity Office.


On March 8, 2001, a purported class action complaint was filed in the Superior Court of the State of California, County of San Mateo, by an alleged Spieker stockholder. This complaint names as defendants Spieker and each member of its board of directors and principally alleges that the directors breached duties assertedly owed to Spieker's stockholders in connection with entering into the merger agreement. The plaintiffs in the lawsuit seek an injunction (1) against the defendants' agreement to the termination fee provisions of the merger agreement and (2) requiring an unspecified "fair and objective process to sell the company." Spieker intends to continue vigorously defending the lawsuit.

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

                          SUMMARY FINANCIAL INFORMATION
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                 Year Ended December 31,
                                                           --------------------------------------------------------------------
                                                           2000            1999            1998            1997            1996
                                                           ----            ----            ----            ----            ----
OPERATING DATA:
Revenues                                               $   753,836     $   643,829     $   561,097     $   331,313     $   200,699
Income from operations before disposition of
  real estate                                              239,863         195,516         163,924         110,134          65,764
Net income                                                 379,914         253,970         185,939         130,386          74,091
Net income available to General Partner                    300,195         187,322         130,431          99,890          52,051
Net income available to Limited Partners                    40,684          25,915          17,731          14,980           9,901
Net income per Common Operating Partnership
   Unit - diluted (1)                                         4.45            2.89            2.07            2.04            1.50

Distributions per Common Operating Partnership Unit           2.80            2.44            2.29            2.09            1.77

BALANCE SHEET DATA:
Investments in real estate (before accumulated
  depreciation)                                        $ 4,704,358     $ 4,404,274     $ 4,182,806     $ 3,252,572     $ 1,447,173
Net investments in real estate                           4,328,597       4,088,034       3,942,028       3,083,521       1,319,472
Total assets                                             4,528,288       4,268,485       4,056,870       3,242,934       1,390,314
Mortgage loans                                              56,738          97,331         110,698          96,502          45,997
Unsecured debt                                           1,998,119       1,899,512       1,736,500       1,335,000         674,000
Total debt                                               2,054,857       1,996,843       1,847,198       1,431,502         719,997
Partners' Capital                                        2,224,205       2,060,247       2,021,814       1,679,841         610,928

OTHER DATA:
Funds from Operations (2)                              $   329,259     $   258,828     $   215,064     $   147,912     $    93,293
Cash flow provided (used) by:
  Operating activities                                     377,132         321,005         287,860         191,450         112,581
  Investing activities                                    (209,979)       (211,495)       (780,373)     (1,697,885)       (387,567)
  Financing activities                                    (171,247)        (97,312)        474,801       1,499,727         296,749
Ratio of earnings to combined fixed charges and
  preferred distributions                                     1.97            1.74            1.65            2.05            1.97
Total rentable square footage of properties at
  end of period                                             37,715          40,659          40,843          34,543          21,430
Occupancy rate at end of period                               97.4%           96.3%           96.4%           94.5%           96.6%



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


(2)  The White Paper on Funds from Operations approved by the Board of
     Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income, computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In accordance with this NAREIT Bulletin, we restated the 1996 data to reflect the new NAREIT definition except that we eliminate straight-line rent from the calculation. In November 1999, NAREIT issued a National Policy Bulletin effective January 1, 2000 clarifying the definition of Funds from Operations to include all operating results, both recurring and non-recurring, except those defined as extraordinary under GAAP. We believe that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. We compute Funds from Operations in accordance with standards established by NAREIT except that we eliminate straight-line rent from the calculation, which may not be comparable to Funds from Operations reported by other REITs that interpret the current NAREIT definition differently than we do. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.


                                                           2000            1999            1998            1997            1996
                                                           ----            ----            ----            ----            ----
Income from operations before disposition
  of real estate and minority interests:               $   239,863     $   195,516     $   163,924     $   110,134     $    65,764
Less:
  Dividends on Series B Preferred Stock                    (10,041)        (10,041)        (10,041)        (10,041)        (10,041)
  Dividends on Series C Preferred Stock                    (11,813)        (11,813)        (11,813)         (2,658)             --
  Dividends on Series E Preferred Stock                     (8,000)         (8,000)         (4,600)             --              --
  Distributions on Preferred Operating
    Partnership Units                                       (5,766)         (7,904)         (8,542)           (402)             --
                                                       -----------     -----------     -----------     -----------     -----------
    Income from operations after preferred
      dividends and distributions                          204,243         157,758         128,928          97,033          55,723

Add:
  Depreciation and amortization                            136,360         110,003          93,512          52,172          37,040
  Other, Net (a)                                             1,866           1,262             112             747             303
                                                       -----------     -----------     -----------     -----------     -----------
Funds from Operations before
  Straight-line rent                                       342,469         269,023         222,552         149,952          93,066
  Straight-line rent                                       (13,210)        (10,195)         (7,488)         (2,040)            227
                                                       -----------     -----------     -----------     -----------     -----------
Funds from Operations                                  $   329,259     $   258,828     $   215,064     $   147,912     $    93,293
                                                       ===========     ===========     ===========     ===========     ===========


(a) Primarily includes our share of funds from operations from Spieker Griffin/W9 Associates, L.L.C., an unconsolidated joint venture.
     Further discussion of this joint venture can be found under "Investments in Affiliates" in our notes to consolidated financial statements.

Refer to "Funds from Operations" in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

RECENT DEVELOPMENTS


On February 23, 2001, Equity Office Properties Trust and Spieker Properties, Inc. ("Spieker") jointly announced that Equity Office, EOP Operating Limited Partnership, a Delaware limited partnership of which Equity Office is the sole general partner, Spieker and the Operating Partnership had entered into an Agreement and Plan of Merger, dated as of February 22, 2001. The merger agreement provides for the merger of Spieker with and into Equity Office and for the merger of the Operating Partnership with and into EOP Partnership.


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


The mergers are expected to be tax-free to Equity Office and Spieker. Spieker common stockholders will recognize income for federal income tax purposes only on the cash portion of the merger consideration. The mergers are subject to customary closing conditions, including the approval of the merger of Spieker with and into Equity Office by the common shareholders of Equity Office and the common stockholders of Spieker and the approval of the merger of Spieker with and into Equity Office and the merger of the Operating Partnership with and into EOP Partnership, to the extent necessary, by the partners of EOP Partnership and of the Operating Partnership. In connection with the execution of the merger agreement, certain officers and directors of Spieker, controlling in the aggregate approximately 0.8% of the outstanding shares of Spieker Common Stock and approximately 5.6% of the outstanding Spieker limited partnership interests (other than preferred units), have agreed, among other things, to vote their shares of Spieker Common Stock and Spieker partnership interests to approve the mergers.


The parties anticipate that the mergers will close during the second quarter of 2001. Following the merger of Spieker with and into Equity Office, Warren E. Spieker, Jr., Chairman of the Board of Directors of Spieker, and Craig G. Vought and John A. Foster, the co-Chief Executive Officers of Spieker, will become trustees of Equity Office.


On March 8, 2001, a purported class action complaint was filed in the Superior Court of the State of California, County of San Mateo, by an alleged Spieker stockholder. This complaint names as defendants Spieker and each member of its board of directors and principally alleges that the directors breached duties assertedly owed to Spieker's stockholders in connection with entering into the merger agreement. The plaintiffs in the lawsuit seek an injunction (1) against the defendants' agreement to the termination fee provisions of the merger agreement and (2) requiring an unspecified "fair and objective process to sell the company." Spieker intends to continue vigorously defending the lawsuit.

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

                                                            Year Ended December 31,
Property Operating Expenses                   ---------------------------------------------------
(exclusive of depreciation and                                                   Change
amortization which is shown                                               -----------------------
separately below)                               2000          1999           $              %
                                              ---------------------------------------------------
    Rental Expenses                           $  162.8      $  144.8      $   18.0           12.4%
    Real Estate Taxes                             51.5          47.9           3.6            7.5
                                              ---------------------------------------------------
                                              $  214.3      $  192.7      $   21.6           11.2%
                                              ===================================================



                                                       Year Ended December 31,
Property Operating Expenses                   ------------------------------------------
(exclusive of depreciation and                                              Change
amortization which is shown                                         --------------------
separately below)                               2000       1999        $            %
                                              ------------------------------------------
    1999 Core Portfolio                       $  184.6   $  173.8   $   10.8        6.2%
    1999 Acquisitions                              5.6        2.7        2.9      107.4
    2000 Acquisitions                              6.1         --        6.1         --
    Developments                                  13.0        6.0        7.0      116.7
    Dispositions                                   5.0       10.2       (5.2)     (51.0)
                                              ------------------------------------------
                                              $  214.3   $  192.7   $   21.6       11.2%
                                              ==========================================
Property Operating Expenses as % of
  Rental Revenues                                 28.8%      30.2%
                                              --------   --------


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


                                                                  Year Ended December 31,
Property Operating Expenses                        -----------------------------------------------------
(exclusive of depreciation and                                                          Change
amortization which is shown                                                    -------------------------
separately below)                                    1999          1998           $               %
                                                   -----------------------------------------------------
    Rental Expenses                                $  144.8      $  124.8      $   20.0            16.0%
    Real Estate Taxes                                  47.9          42.2           5.7            13.5
                                                   -----------------------------------------------------
                                                   $  192.7      $  167.0      $   25.7            15.4%
                                                   ====================================================




                                                                  Year Ended December 31,
Property Operating Expenses                        -----------------------------------------------------
(exclusive of depreciation and                                                          Change
amortization which is shown                                                    -------------------------
separately below)                                    1999          1998             $               %
                                                   -----------------------------------------------------
    1998 Core Portfolio                            $  128.3      $  121.7      $    6.6             5.4%
    1998 Acquisitions                                  44.9          36.2           8.7            24.0
    1999 Acquisitions                                   2.7            --           2.7              --
    Developments                                       14.1           5.9           8.2           139.0
    Dispositions                                        2.7           3.2          (0.5)          (15.6)
                                                   -----------------------------------------------------
                                                   $  192.7      $  167.0      $   25.7            15.4%
                                                   ====================================================
Property Operating Expenses as % of
  Rental Revenues                                      30.2%         30.8%
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

FUNDS FROM OPERATIONS


The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income, computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In accordance with the NAREIT Bulletin, we restated the 1996 data to reflect the new NAREIT definition except that we eliminate straight-line rent from the calculation. In November 1999, NAREIT issued a National Policy Bulletin effective January 1, 2000 clarifying the definition of Funds from Operations to include all operating results, both recurring and non-recurring, except those defined as extraordinary under GAAP. We believe that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. We compute Funds from Operations in accordance with standards established by NAREIT except that we eliminate straight-line rent from the calculation, which may not be comparable to Funds from Operations reported by other REITs that interpret the current NAREIT definition differently than we do. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.


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
                                                             ========     ========     ============     ============   ============



---------------
(1) Primarily includes our share of funds from operations from Spieker Griffin/W9 Associates, L.L.C., an unconsolidated joint venture. Further discussion of this joint venture can be found under "Investment in Affiliates" in our notes to consolidated financial statements.



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



---------------
(1) Primarily includes our share of funds from operations from Spieker Griffin/W9 Associates, L.L.C., an unconsolidated joint venture. Further discussion of this joint venture can be found under "Investment in Affiliates" in our notes to consolidated financial statements.


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


                           SUMMARY COMPENSATION TABLE


                                                   Annual Cash Compensation         Long -Term Compensation
                                                   ------------------------         -----------------------
                                                                                      Restricted
                                                                                         Stock      Stock           All Other
Name and Principal Position (1)    Year      Salary ($)       Bonus     Total ($)      Awards ($)  Options(#)  Compensation ($)(6)
-------------------------------    ----      ----------       -----     ---------      ----------  ----------  -------------------
John A. Foster                     2000      $250,000      $950,000    $1,200,000      $600,042      50,000      $      6,406
Co-Chief Executive                 1999       225,000       525,000       750,000       400,011      50,000            25,906
Officer (2)                        1998       200,000       200,000       400,000       400,023      60,000             6,406

Craig G. Vought                    2000       250,000       950,000     1,200,000       600,042      50,000             6,576
Co-Chief Executive                 1999       225,000       525,000       750,000       400,011      50,000            50,076
Officer (3)                        1998       225,000       175,000       400,000       400,023      60,000             6,576

Joseph D. Russell, Jr.             2000       200,000       650,000       850,000       400,045      30,000             5,000
President, Silicon Valley          1999       170,000       532,283       702,283       200,005      30,000            15,500
Region (4)                         1998       150,000       187,500       337,500       427,073      40,000             5,000

Peter H. Schnugg                   2000       200,000       620,000       820,000       200,047      30,000             6,974
President, East Bay/Sacramento     1999       180,000       421,058       601,058            --      20,000            12,974
Region (4)                         1998       175,000       218,750       393,750       189,492      40,000             6,974

Stuart A. Rothstein                2000       200,000       550,000       750,000       200,047      30,000           108,254(7)
Chief Financial Officer (5)        1999       150,000       295,000       445,000       200,005      15,000            12,500
                                   1998       135,000       175,000       310,000            --      25,000             5,000

James C. Eddy                      2000       200,000       488,816       688,816       114,547      30,000             6,974
President, Pacific Northwest       1999       160,000       368,046       528,046            --      25,000            11,000
Region (4)                         1998       150,000       187,500       337,500        86,063      40,000             6,974




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

**Previously Filed.

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

4.15 Sixth Supplemental Indenture relating to the 7 1/8% Notes Due 2006 (incorporated by reference to Exhibit 4.1 of Spieker Properties, Inc.'s Current Report on Form 8-K filed with the Commission on December 19,
         1996)

4.16 Seventh Supplemental Indenture relating to the 7 7/8% Notes Due 2016 (incorporated by reference to Exhibit 4.2 of Spieker Properties, Inc.'s Current Report on Form 8-K filed with the Commission on December 19,
         1996)

4.17 Eighth Supplemental Indenture relating to the 7.125% Notes Due 2009 (incorporated by reference to Exhibit 4.9 of Spieker Properties, Inc.'s Registration statement on Form S-3 (File No. 333-35997))

4.18 Ninth Supplemental Indenture relating to the 7.50% Debentures Due 2027 (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s Report on Form 10-Q for the quarter ended September 30, 1997)

4.19 Tenth Supplemental Indenture relating to the 7.35% Debentures Due 2017 (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s Current Report on Form 8-K dated January 30, 1998)

4.20 Eleventh Supplemental Indenture relating to the 6.75% Notes Due 2008 (incorporated by reference to Exhibit 4.2 Spieker Properties, Inc.'s Current Report on Form 8-K dated January 30, 1998)

4.21 Twelfth Supplemental Indenture relating to the 6.875% Notes Due 2006 (incorporated by reference to Exhibit 4.3 Spieker Properties, Inc.'s Current Report on Form 8-K dated January 30, 1998)

4.22 Thirteenth Supplemental Indenture relating to the 7% Notes Due 2007 (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s Current Report on Form 8-K dated January 30, 1998)

4.23 Fourteenth Supplemental Indenture relating to the 6.88% Notes due 2007 (incorporated by reference to Exhibit 4.15 to Spieker Properties, Inc.'s Registration Statement on Form S-3 (File No. 333-51269))

4.24 Fifteenth Supplemental Indenture relating to the 6.8% Notes Due 2004 and the 7.25% Notes due 2009 (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s Current report on Form 8-K dated May 11,
         1999)

4.25** Sixteenth Supplemental Indenture relating to the 7.65% Notes Due December 15, 2010, including a specimen of such Note

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

10.3** First Amended and Restated Credit Agreement among Spieker Properties, L.P., as borrower, Wells Fargo Bank, as Agent, Morgan Guaranty Trust Company of New York, as Documentation Agent, and the lenders named therein, dated as of November 14, 2000

10.4     Intentionally omitted

10.5*    Form of Spieker Merit Plan (1)

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

10.14** Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Spieker Properties, L.P.

10.15* **Spieker Properties, Inc. Special Severance Policy effective August 7,
         1998, as amended September 6, 2000, December 6, 2000, and February 22, 2001


12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends


21.1 List of Subsidiaries of Spieker Properties, Inc. (incorporated by reference to Exhibit 21.1 to Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997)

23.1     Consent of Independent Public Accountants (filed herewith)


---------------
* Indicates management contract or compensatory plan or arrangement.

** Previously Filed.

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

    Expenditures for maintenance and repairs are charged to operations as incurred including planned major maintenance activities such as painting, paving, HVAC and roofing costs. We capitalize costs to be incurred and do not accrue in advance of planned major maintenance activity. Significant renovations or betterments, which extend the economic useful life of assets, are capitalized.

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

    Land Held for Investment


    Construction in progress costs related to land parcels that are either held for investment or are in the design and approval process as of December 31, 2000, were approximately $21,700.


    Property Held for Disposition


    We include in property held for disposition certain properties that do not have a strategic fit and which management has decided to sell. Included in the value of the properties are all costs associated with acquiring the property, any construction in progress, less any direct assessments and the accumulated depreciation. Property held for disposition is stated at lower of cost or estimated fair value less costs to sell.


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

    Net Income Per Unit


    Net income per share of common stock are as follows:



                                                                Years ended
                                                                December 31,
                                                   -------------------------------------
                                                       2000         1999        1998
                                                   -----------  -----------  -----------
Net income available to common
  stockholders -- Basic                                300,195      187,322      130,431
Series A Preferred Dividends                             3,415          743           --
                                                   -----------  -----------  -----------
Net income available to common
  stockholders -- Diluted                              303,610      188,065      130,431

Weighted average shares:
  Basic                                             65,401,668   63,984,711   62,113,712
  Stock options                                      1,545,146      693,826      764,283
  Series A Preferred Shares                          1,219,512      304,878           --
                                                   -----------  -----------  -----------
  Diluted                                           68,166,326   64,983,415   62,877,995
                                                   ===========  ===========  ===========

Net income per share of common stock:
  Basic                                            $      4.59  $      2.93  $      2.10
  Diluted                                          $      4.45  $      2.89  $      2.07


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


                                       2000           1999           1998
                                     --------       --------       --------
Rental Revenues                      $ 34,012       $ 30,728       $ 26,191
Property Operating Expenses(1)         (7,140)        (6,457)        (5,202)
                                     --------       --------       --------
   Net Operating Income                26,872         24,271         20,989
Depreciation and Amortization          (6,036)        (6,853)        (5,886)
Interest                                 (417)          (417)          (417)
                                     --------       --------       --------
Adjusted Net Operating Income        $ 20,420       $ 17,001       $ 14,686
                                     ========       ========       ========



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


    For these disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999, and 1998 respectively: dividend yield of 6.0%, 6.1% and 6.6%; expected volatility of 43.5%, 19.3% and 18.1%; expected lives of five, ten, and six years; and risk-free interest rates of 5.0%, 5.8% and 4.6%. Based on these assumptions, the weighted average fair value of options granted would be calculated as $11.86, $4.70 and $3.36 in 2000, 1999 and 1998 respectively.


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

    Certain environmental matters have been identified at twelve of our properties. A summary of the matters is as follows:

    - For five of the properties, third parties have assumed the remediation liabilities and have been paying for all remediation costs and/or have indemnified us with respect to the remediation costs for these properties. We estimate based upon currently available information that the costs to remediate the environmental matters at these five properties are approximately $4,000. The costs are projected to be paid over periods of up to 20 years. We have not recorded any liability related to the remediation costs as these costs have been, and we believe will continue to be, paid by the third parties.

    - With respect to one property, an environmental matter was identified adjacent to that property. No contamination has been identified on our property that we believe will require remediation and therefore we believe we have no environmental liability with respect to this property. In addition, we believe that if an environmental liability were identified at our property, third parties associated with the adjacent property would be held responsible.

    - Soil and ground water contamination was found at two of our properties. The contamination at one of the properties was remediated at a cost of approximately $250 and we believe that the remediation with respect to that property has been completed. The remediation cost at the other property is estimated to be approximately $1,300. The cost is estimated to be paid over a 10-year period. A third party is currently paying for the remediation at this property. We have not recorded any liability related to the remediation cost for this property as these costs have been, and we believe will continue to be, paid by the third party.

    - For four of the properties, the extent of the contamination and required remediation, if any, and the allocation of liability among potential responsible parties has not yet been finalized. We estimate based upon currently available information that the costs to remediate the environmental matters at these four properties range from approximately $2,200 to $3,300. We are not able to estimate the periods over which these costs will be incurred. We have recorded a liability of approximately $1,100 related to these four environmental matters based upon our estimated remediation costs and our estimated portion of the remediation liability.


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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SPIEKER PROPERTIES, L.P.


                           By:  SPIEKER PROPERTIES, INC.
                           its general partner
Dated:  June 6, 2001

                           By: /s/ STUART A. ROTHSTEIN
                              --------------------------------------------------
                           Name:  Stuart A. Rothstein
                           Title: Chief Financial Officer

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

**Previously Filed.

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

4.15 Sixth Supplemental Indenture relating to the 7 1/8% Notes Due 2006 (incorporated by reference to Exhibit 4.1 of Spieker Properties, Inc.'s Current Report on Form 8-K filed with the Commission on December 19,
         1996)

4.16 Seventh Supplemental Indenture relating to the 7 7/8% Notes Due 2016 (incorporated by reference to Exhibit 4.2 of Spieker Properties, Inc.'s Current Report on Form 8-K filed with the Commission on December 19,
         1996)

4.17 Eighth Supplemental Indenture relating to the 7.125% Notes Due 2009 (incorporated by reference to Exhibit 4.9 of Spieker Properties, Inc.'s Registration statement on Form S-3 (File No. 333-35997))

4.18 Ninth Supplemental Indenture relating to the 7.50% Debentures Due 2027 (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s Report on Form 10-Q for the quarter ended September 30, 1997)

4.19 Tenth Supplemental Indenture relating to the 7.35% Debentures Due 2017 (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s Current Report on Form 8-K dated January 30, 1998)

4.20 Eleventh Supplemental Indenture relating to the 6.75% Notes Due 2008 (incorporated by reference to Exhibit 4.2 Spieker Properties, Inc.'s Current Report on Form 8-K dated January 30, 1998)

4.21 Twelfth Supplemental Indenture relating to the 6.875% Notes Due 2006 (incorporated by reference to Exhibit 4.3 Spieker Properties, Inc.'s Current Report on Form 8-K dated January 30, 1998)

4.22 Thirteenth Supplemental Indenture relating to the 7% Notes Due 2007 (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s Current Report on Form 8-K dated January 30, 1998)

4.23 Fourteenth Supplemental Indenture relating to the 6.88% Notes due 2007 (incorporated by reference to Exhibit 4.15 to Spieker Properties, Inc.'s Registration Statement on Form S-3 (File No. 333-51269))

4.24 Fifteenth Supplemental Indenture relating to the 6.8% Notes Due 2004 and the 7.25% Notes due 2009 (incorporated by reference to Exhibit 4.1 Spieker Properties, Inc.'s Current report on Form 8-K dated May 11,
         1999)

4.25** Sixteenth Supplemental Indenture relating to the 7.65% Notes Due December 15, 2010, including a specimen of such Note

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

10.3** First Amended and Restated Credit Agreement among Spieker Properties, L.P., as borrower, Wells Fargo Bank, as Agent, Morgan Guaranty Trust Company of New York, as Documentation Agent, and the lenders named therein, dated as of November 14, 2000

10.4     Intentionally omitted

10.5*    Form of Spieker Merit Plan (1)

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

10.14** Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Spieker Properties, L.P.

10.15* **Spieker Properties, Inc. Special Severance Policy effective August 7,
         1998, as amended September 6, 2000, December 6, 2000, and February 22, 2001


12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends


21.1 List of Subsidiaries of Spieker Properties, Inc. (incorporated by reference to Exhibit 21.1 to Spieker Properties, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997)

23.1     Consent of Independent Public Accountants (filed herewith)


---------------
* Indicates management contract or compensatory plan or arrangement.

** Previously filed